Form 10-Q
period 1996-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1996-05-15
CIK 850427, 850428, 854066, 860744, 863832, 869801

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996

Commission File Number:
     P-1: 0-17800   P-3: 0-18306   P-5: 0-18637
     P-2: 0-17801   P-4: 0-18308   P-6: 0-18937

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
  -------------------------------------------------------------------
        (Exact name of Registrant as specified in its Articles)

                                        P-1: 73-1330245
                                        P-2: 73-1330625
     P-1 and P-2:                       P-3: 73-1336573
     Texas                              P-4: 73-1341929
     P-3 through P-6:                   P-5: 73-1353774
     Oklahoma                           P-6: 73-1357375
- - --------------------------------   --------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)


            Two West Second Street, Tulsa, Oklahoma    74103
         ----------------------------------------------------
         (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code: (918) 583-1791

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

                         Yes  X    No
                             ----         ----

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS


                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $  221,392   $  241,524
  Accounts receivable:
   Net profits and royalty interests in
     oil and gas sales  . . . . . . . .     279,655      221,147
                                         ----------   ----------
      Total current assets  . . . . . .  $  501,047   $  462,671

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net, utilizing
  the successful efforts method . . . .   2,934,068    3,026,259
                                         ----------   ----------
                                         $3,435,115   $3,488,930
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($   57,628) ($   48,322)
  Limited Partners, issued and
    outstanding, 108,074 units  . . . .   3,492,743    3,537,252
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,435,115   $3,488,930
                                         ----------   ----------
                                         $3,435,115   $3,488,930
                                         ==========   ==========

                The accompanying notes are an integral part of
                    these combined Financial Statements

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                           ---------    --------
REVENUES:
  Net profits and royalty interests in oil
   and gas sales    . . . . . . . . . .    $310,326     $187,182
  Interest income . . . . . . . . . . .       1,805        1,845
  Gain (Loss) on sale of net profits and
   royalty interests in oil and gas
   properties . . . . . . . . . . . . .         631    (   1,551)
                                           --------     --------
                                           $312,762     $187,476
COSTS AND EXPENSES:
  Depletion of net profits and royalty
   interests in oil and gas properties     $ 95,330     $201,994
  General and administrative  . . . . .      35,101       32,259
                                           --------     --------
                                           $130,431     $234,253
                                           --------     --------

NET INCOME (LOSS) . . . . . . . . . . .    $182,331    ($ 46,777)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 12,840     $  5,741
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $169,491    ($ 52,518)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $   1.57    ($    .49)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     108,074      108,074
                                           ========     ========

                The accompanying notes are an integral part of
                      these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                           ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $182,331    ($ 46,777)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and royalty
     interests in oil and gas properties     95,330      201,994
   (Gain) Loss on sale of net profits and
     royalty interests in oil and gas
    properties  . . . . . . . . . . . .   (     631)       1,551
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  58,508)      15,045
                                           --------     --------
   Net cash provided by operating
   activities . . . . . . . . . . . . .    $218,522     $171,813

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  3,139)   ($  1,158)
  Proceeds from sale of net profits and
   royalty interests in oil and gas
   properties . . . . . . . . . . . . .         631       19,485
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .   ($  2,508)    $ 18,327

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($236,146)   ($200,000)
                                           --------     --------
  Net cash used by financing activities   ($236,146)   ($200,000)
                                           --------     --------

NET DECREASE IN CASH AND CASH
EQUIVALENTS   . . . . . . . . . . . . .   ($ 20,132)   ($  9,860)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     241,524      227,184
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $221,392     $217,324
                                           ========     ========

                The accompanying notes are an integral part of
                       these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  165,377   $  167,791
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales . . . . . . .     225,538      176,041
                                         ----------   ----------
      Total current assets  . . . . . .  $  390,915   $  343,832

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net, utilizing
  the successful efforts method . . . .   2,424,979    2,510,707
                                         ----------   ----------
                                         $2,815,894   $2,854,539
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($   52,862) ($   46,190)
  Limited Partners, issued and
    outstanding, 90,094 units . . . . .   2,868,756    2,900,729
                                         ----------   ----------
     Total Partners' capital  . . . . .  $2,815,894   $2,854,539
                                         ----------   ----------
                                         $2,815,894   $2,854,539
                                         ==========   ==========

                The accompanying notes are an integral part of
                      these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                          ----------   ----------
REVENUES:
  Net profits and royalty interests in
   oil and gas sales    . . . . . . . .    $239,673     $147,380
  Interest income . . . . . . . . . . .       1,243        1,066
  Gain on sale of net profits and royalty
   interests in oil and gas properties          448        1,691
                                           --------     --------
                                           $241,364     $150,137

COSTS AND EXPENSES:
  Depletion of net profits and royalty
   interests in oil and gas properties     $ 86,373     $162,615
  General and administrative  . . . . .      29,286       26,931
                                           --------     --------
                                           $115,659     $189,546
                                           --------     --------

NET INCOME (LOSS) . . . . . . . . . . .    $125,705    ($ 39,409)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $  9,678     $  4,534
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $116,027    ($ 43,943)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $   1.29    ($    .49)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .      90,094       90,094
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                           ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $125,705    ($ 39,409)
  Adjustments to reconcile net income
   (loss to) net cash provided by
   operating activities:
   Depletion of net profits and royalty
     interests in oil and gas properties     86,373      162,615
   Gain on sale of net profits and
     royalty interests in oil and
    gas properties  . . . . . . . . . .   (     448)   (   1,691)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  49,497)      19,587
                                           --------     --------
   Net cash provided by operating
   activities . . . . . . . . . . . . .    $162,133     $141,102

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($    645)   ($  1,090)
  Proceeds from sale of net profits and
   royalty interests in oil and gas
   properties . . . . . . . . . . . . .         448       14,698
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .   ($    197)    $ 13,608

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($164,350)   ($152,000)
                                           --------     --------
  Net cash used by financing activities   ($164,350)   ($152,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($  2,414)    $  2,710

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     167,791      138,086
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $165,377     $140,796
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1996         1995
                                        ------------ ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  280,617   $  296,629
  Accounts receivable:
   Net profits and royalty interests in
     oil and gas sales  . . . . . . . .     412,409      318,575
                                         ----------   ----------
      Total current assets  . . . . . .  $  693,026   $  615,204

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net, utilizing
  the successful efforts method . . . .   4,579,482    4,740,639
                                         ----------   ----------
                                         $5,272,508   $5,355,843
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($   99,004) ($   86,631)
  Limited Partners, issued and
    outstanding, 169,637 units  . . . .   5,371,512    5,442,474
                                         ----------   ----------
     Total Partners' capital  . . . . .  $5,272,508   $5,355,843
                                         ----------   ----------
                                         $5,272,508   $5,355,843
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                           ---------    ---------
REVENUES:
  Net profits and royalty interests in
   oil and gas sales    . . . . . . . .    $447,556     $276,326
  Interest income . . . . . . . . . . .       2,156        2,379
  Gain on sale of net profits and royalty
   interests in oil and gas properties          833        5,585
                                           --------     --------
                                           $450,545     $284,290

COSTS AND EXPENSES:
  Depletion of net profits and royalty
   interests in oil and gas properties     $162,341     $303,805
  General and administrative  . . . . .      55,126       51,066
                                           --------     --------
                                           $217,467     $354,871
                                           --------     --------

NET INCOME (LOSS) . . . . . . . . . . .    $233,078    ($ 70,581)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 18,040     $  8,623
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $215,038    ($ 79,204)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $   1.27    ($    .47)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     169,637      169,637
                                           ========     ========

                The accompanying notes are an integral part of
                      these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996        1995
                                          ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $233,078    ($ 70,581)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and royalty
     interests in oil and gas properties    162,341      303,805
   Gain on sale of net profits and
    royalty interests in oil and gas
    properties  . . . . . . . . . . . .   (     833)   (   5,585)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  93,834)      38,193
                                           --------     --------
   Net cash provided by operating
   activities . . . . . . . . . . . . .    $300,752     $265,832

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  1,184)   ($  2,044)
  Proceeds from sale of net profits and
   royalty interests in oil and gas
   properties . . . . . . . . . . . . .         833       27,670
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .   ($    351)    $ 25,626

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($316,413)   ($279,000)
                                           --------     --------
  Net cash used by financing activities   ($316,413)   ($279,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($ 16,012)    $ 12,458

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     296,629      285,580
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $280,617     $298,038
                                           ========     ========

                The accompanying notes are an integral part of
                      these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  329,751   $  288,117
  Accounts receivable:
   Net profits and royalty interests in
     oil and gas sales  . . . . . . . .     326,115      352,907
                                         ----------   ----------
      Total current assets  . . . . . .  $  655,866   $  641,024

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net, utilizing
  the successful efforts method . . . .   3,126,980    3,299,455
                                         ----------   ----------
                                         $3,782,846   $3,940,479
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($   70,218) ($   54,546)
  Limited Partners, issued and
    outstanding, 126,306 units  . . . .   3,853,064    3,995,025
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,782,846   $3,940,479
                                         ----------   ----------
                                         $3,782,846   $3,940,479
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                          ----------   ----------
REVENUES:
  Net profits and royalty interests in
   oil and gas sales  . . . . . . . . .    $345,698     $295,780
  Interest income . . . . . . . . . . .       2,388        3,146
  Gain (Loss) on sale of net profits and
   royalty interests in oil and gas
   properties . . . . . . . . . . . . .          70   (   7,412)
                                           --------     --------
                                           $348,156     $291,514
COSTS AND EXPENSES:
  Depletion of net profits and royalty
   interests in oil and gas properties     $171,569     $377,271
  General and administrative  . . . . .      41,027       37,621
                                           --------     --------
                                           $212,596     $414,892
                                           --------     --------

NET INCOME (LOSS) . . . . . . . . . . .    $135,560    ($123,378)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 13,521     $  8,922
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $122,039    ($132,300)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $    .97    ($   1.05)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     126,306      126,306
                                           ========     ========

                The accompanying notes are an integral part of
                     these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996        1995
                                         -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $135,560    ($123,378)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and royalty
     interests in oil and gas properties    171,569      377,271
   (Gain) Loss on sale of net profits
     and royalty interests in oil and
    gas properties  . . . . . . . . . .    (     70)       7,412
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .      26,792    (  51,463)
                                           --------     --------
   Net cash provided by operating
   activities . . . . . . . . . . . . .    $333,851     $209,842

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    $    -      ($  1,319)
  Proceeds from sale of net profits and
   royalty interests in oil and gas
   properties . . . . . . . . . . . . .         976        5,702
                                           --------     --------
  Net cash provided by investing
  activities  . . . . . . . . . . . . .    $    976     $  4,383

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($293,193)   ($300,000)
                                           --------     --------
  Net cash used by financing activities   ($293,193)   ($300,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    $ 41,634    ($ 85,775)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .      288,117     430,665
                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .     $329,751    $344,890
                                            ========    ========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  205,262   $  167,076
  Accounts receivable:
   Net profits and royalty interests in
     oil and gas sales  . . . . . . . .     168,017      150,207
                                         ----------   ----------
      Total current assets  . . . . . .  $  373,279   $  317,283

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net, utilizing
  the successful efforts method . . . .   2,766,889    2,908,234
                                         ----------   ----------
                                         $3,140,168   $3,225,517
                                         ==========   ==========


                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($   59,566) ($   48,425)
  Limited Partners, issued and
    outstanding, 118,449 units  . . . .   3,199,734    3,273,942
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,140,168   $3,225,517
                                         ----------   ----------
                                         $3,140,168   $3,225,517
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                          ----------  -----------
REVENUES:
  Net profits and royalty interests in
   oil and gas sales  . . . . . . . . .    $280,150     $240,264
  Interest income . . . . . . . . . . .       1,300        1,597
  Gain on sale of net profits and royalty
   interests in oil and gas properties          -             31
                                           --------     --------
                                           $281,450     $241,892

COSTS AND EXPENSES:
  Depletion of net profits and royalty
   interests in oil and gas properties     $140,478     $383,810
  General and administrative  . . . . .      38,502       35,325
                                           --------     --------
                                           $178,980     $419,135
                                           --------     --------

NET INCOME (LOSS) . . . . . . . . . . .    $102,470    ($177,243)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 10,678     $  6,490
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $ 91,792    ($183,733)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $    .77    ($   1.55)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     118,449      118,449
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                        ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $102,470    ($177,243)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and royalty
     interests in oil and gas properties    140,478      383,810
   Gain on sale of net profits and royalty
     interests in oil and gas properties          -    (      31)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  17,810)      50,195
                                           --------     --------
   Net cash provided by operating
   activities . . . . . . . . . . . . .    $225,138     $256,731

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    $    -      ($ 23,317)
  Proceeds from sale of net profits and
   royalty interests in oil and gas
   properties . . . . . . . . . . . . .         867           31
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $    867    ($ 23,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($187,819)   ($115,000)
                                           --------     --------
  Net cash used by financing activities   ($187,819)   ($115,000)
                                           --------     --------

NET INCREASE IN CASH AND CASH
EQUIVALENTS . . . . . . . . . . . . . .    $ 38,186     $118,445

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . .     167,076      140,602
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $205,262     $259,047
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                          March 31,  December 31,
                                            1996         1995
                                         ----------- ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  325,169   $  254,180
  Accounts Receivable:
   Net profits and royalty interests in
     oil and gas sales  . . . . . . . .     320,915      231,575
                                         ----------   ----------
      Total current assets  . . . . . .  $  646,084   $  485,755

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net, utilizing
  the successful efforts method . . . .   4,499,383    4,684,277
                                         ----------   ----------
                                         $5,145,467   $5,170,032
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner   . . . . . . . . . . ($   58,660) ($   47,281)
  Limited Partners, issued and
    outstanding, 143,041 units  . . . .   5,204,127    5,217,313
                                         ----------   ----------
     Total Partners' capital  . . . . .  $5,145,467   $5,170,032
                                         ----------   ----------
                                         $5,145,467   $5,170,032
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                           ---------    ---------

REVENUES:
  Net profits and royalty interests in
   oil and gas sales  . . . . . . . . .    $502,096     $283,977
  Interest income . . . . . . . . . . .       2,118        1,807
  Gain on sale of net profits and royalty
   interests in oil and gas properties          -          1,079
                                           --------     --------
                                           $504,214     $286,863

COSTS AND EXPENSES:
  Depletion of net profits and royalty
   interests in oil and gas properties     $220,281     $362,157
  General and administrative  . . . . .      46,544       44,303
                                           --------     --------
                                           $266,825     $406,460
                                           --------     --------

NET INCOME (LOSS) . . . . . . . . . . .    $237,389    ($119,597)
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 20,575     $  8,506
                                           ========     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .    $216,814    ($128,103)
                                           ========     ========
NET INCOME (LOSS) per unit  . . . . . .    $   1.52    ($    .90)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .     143,041      143,041
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .    $237,389    ($119,597)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and royalty
     interests in oil and gas properties    220,281      362,157
   Gain on sale of net profits and royalty
     interests in oil and gas properties          -    (   1,079)
   Increase in accounts receivable  . .   (  89,340)   (  10,457)
                                           --------     --------
     Net cash provided by operating
    activities  . . . . . . . . . . . .    $368,330     $231,024

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 35,387)   ($  8,036)
  Proceeds from sale of net profits and
   royalty interests in oil and gas
   properties . . . . . . . . . . . . .          -         1,079
                                           --------     --------
   Net cash used by investing activities  ($ 35,387)   ($  6,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($261,954)   ($163,000)
                                           --------     --------
   Net cash used by financing activities  ($261,954)   ($163,000)
                                           --------     --------

NET INCREASE IN CASH AND CASH
EQUIVALENTS . . . . . . . . . . . . . .    $ 70,989     $ 61,067

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     254,180      212,966
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $325,169     $274,033
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of March 31, 1996, combined statements of operations for the three months ended March 31, 1996 and 1995 and combined statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Geodyne Properties, Inc., the general partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, and are unaudited. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Energy Company serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1996, the combined results of operations for the three months ended March 31, 1996 and 1995 and the combined cash flows for the three months ended March 31, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

     NET PROFITS AND ROYALTY INTERESTS IN OIL AND GAS PROPERTIES
     -----------------------------------------------------------

     The limited partnerships were formed for the purpose of investing in the related NPI Partnerships. The NPI Partnerships follow the successful efforts method of accounting for their net profits and
royalty  interests  in   oil  and   gas  properties   ("oil  and   gas
properties"). Under the successful efforts method, the NPI Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions. The acquisition cost to the NPI Partnership of net profits and royalty interests in oil and gas properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the oil and gas properties are held by the General Partner prior to their transfer to the Partnerships. Impairment of net profits and royalty interests in oil and gas properties is recognized based upon an individual property assessment.

     Depletion of the costs of net profits and royalty interests in producing oil and gas properties is computed on the unit-of-production method.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal. SFAS No. 121 provides that if the unamortized costs of net profits and royalty interests in oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. Under the Partnerships' prior impairment policy if the unamortized costs of net profits and royalty interests in oil and gas properties as a whole exceeded the estimated undiscounted future net revenues of the properties, a valuation allowance would be recorded for the excess amount. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for the Partnerships' direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended March 31, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                           Direct General    Administrative
          Partnership    and Administrative     Overhead
          -----------    ------------------  --------------
              P-1              $ 6,661          $28,440
              P-2                5,577           23,709
              P-3               10,486           44,640
              P-4                7,787           33,240
              P-5                7,332           31,170
              P-6                8,903           37,641

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     The Partnerships receive Net Profits Interest distributions on a monthly basis from affiliated partnerships managed by the General Partner or its affiliates. These distributions are reflected as Revenue, "Net Profits and Royalty Interests in Oil and Gas Sales", in the accompanying statements of operations. The Net Profits Interest Receivable represents amounts due from these affiliated partnerships.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL
     -------

     The limited partnerships were formed for the purpose of investing in the related NPI Partnerships. The NPI Partnerships are engaged in the business of acquiring net profits interests and royalty interests in producing oil and gas properties located in the continental United States. In general, each NPI Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each limited partnership, and its related NPI Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. A net profits interest in oil and gas properties entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the working interest in the oil and gas properties. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                              Limited
             Limited       Date of       Partners' Capital
           Partnership     Activation       Contributions
           ------------ ----------------- -----------------
               P-1      October 25, 1988      $10,807,400
               P-2      February 9, 1989        9,009,400
               P-3      May 10, 1989           16,963,700
               P-4      November 21, 1989      12,630,600
               P-5      February 27, 1990      11,844,900
               P-6      September 5, 1990      14,304,100

     In general, the amount of funds available for the acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. The Partnerships have fully invested their capital contributions.

     Net proceeds from the Partnerships' net profits and royalty interests less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     PARTNERSHIP P-1

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                     -----------------------------
                                        1996           1995
                                        ----           ----
        Net profits and royalty
          interests in oil and
          gas sales                   $310,326       $187,182
        Barrels produced                 9,504          9,782
        MCF produced                   134,915        103,771
        Average price/Bbl             $  17.57       $  15.82
        Average price/MCF             $   1.75       $   1.29

     Total net profits and royalty interests in oil and gas sales increased 65.8% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to increases in the average prices of oil and natural gas sold and volumes of natural gas sold, partially offset by a decrease in volumes of oil sold. Volumes of oil sold decreased 278 barrels for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold increased 31,144 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in volumes of natural gas sold was primarily due to downward prior period volume adjustments during the three months ended March 31, 1995 and upward prior period volume adjustments during the three months ended March 31, 1996. Average natural gas prices increased to $1.75 per Mcf for the three months ended March 31, 1996 from $1.29 per Mcf for the three months ended March 31, 1995. Average oil prices increased to $17.57 per barrel for the three months ended March 31, 1996 from $15.82 per barrel for the three months ended March 31, 1995.

          Depletion of net profits and royalty interests in oil and gas properties decreased $106,664 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to upward revisions of previous reserve estimates at December 31, 1995.

     General and administrative expenses increased $2,842 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to increased professional fees. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 11.3% for the three months ended March 31, 1996 from 17.2% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in net profits and royalty interests in oil and gas sales.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $7,974,558 or 73.79% of Limited Partners' capital contributions.

     PARTNERSHIP P-2

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                     ----------------------------
                                        1996           1995
                                        ----           ----
        Net profits and royalty
          interests in oil and
          gas sales                   $239,673       $147,380
        Barrels produced                 6,829          7,031
        MCF produced                   113,725         91,467
        Average price/Bbl             $  17.63       $  15.90
        Average price/MCF             $   1.75       $   1.36

     Total net profits and royalty interests in oil and gas sales increased 62.6% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to increases in the average prices of oil and natural gas sold and volumes of natural gas sold, partially offset by a decrease in volumes of oil sold. Volumes of oil sold decreased 202 barrels for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold increased 22,258 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in volumes of natural gas sold was primarily due to downward prior period volume adjustments during the three months ended March 31, 1995 and upward prior period volume adjustments during the three months ended March 31, 1996. Average natural gas prices increased to $1.75 per Mcf for the three months ended March 31, 1996 from $1.36 per Mcf for the three months ended March 31, 1995. Average oil prices increased to $17.63 per barrel for the three months ended March 31, 1996 from $15.90 per barrel for the three months ended March 31, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $76,242 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995.

     General and administrative expenses increased $2,355 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to increased professional fees. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 12.2% for the three months ended March 31, 1996 from 18.3% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in net profits and royalty interests in oil and gas sales.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $6,072,561 or 67.40% of Limited Partners' capital contributions.

     PARTNERSHIP P-3

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                      Three months ended March 31,
                                      ----------------------------
                                        1996           1995
                                        ----           ----
        Net profits and royalty
          interests in oil and
          gas sales                   $447,556       $276,326
        Barrels produced                12,651         13,031
        MCF produced                   214,852        173,933
        Average price/Bbl             $  17.63       $  15.90
        Average price/MCF             $   1.75       $   1.37

     Total net profits and royalty interests in oil and gas sales increased 62.0% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to increases in the average prices of oil and natural gas sold and volumes of natural gas sold, partially offset by a decrease in volumes of oil sold. Volumes of oil sold decreased 380 barrels for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold increased 40,919 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in volumes of natural gas sold was primarily due to downward prior period volume adjustments during the three months ended March 31, 1995 and upward prior period volume adjustments during the three months ended March 31, 1996. Average natural gas prices increased to $1.75 per Mcf for the three months ended March 31, 1996 from $1.37 per Mcf for the three months ended March 31, 1995. Average oil prices increased to $17.63 per barrel for the three months ended March 31, 1996 from $15.90 per barrel for the three months ended March 31, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $141,464 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995.

     General and administrative expenses increased $4,060 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to increased professional fees. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 12.3% for the three months ended March 31, 1996 from 18.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in net profits and royalty interests in oil and gas sales.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $10,854,401 or 63.99% of Limited Partners' capital contributions.

     PARTNERSHIP P-4

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                     -----------------------------
                                        1996           1995
                                        ----           ----
        Net profits and royalty
          interests in oil and
          gas sales                   $345,698       $295,780
        Barrels produced                 6,226          6,980
        MCF produced                   179,821        202,574
        Average price/Bbl             $  19.26       $  17.53
        Average price/MCF             $   1.83       $   1.57

     Total net profits and royalty interests in oil and gas sales increased 16.9% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to increases in the average prices of oil and natural gas sold and a decrease in operating expenses incurred by the owners of the working interests of properties in which the P-4 Partnership owned a net profits interest (the "Underlying Working Interests"), partially offset by decreases in volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased 754 barrels and 22,753 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average natural gas prices increased to $1.83 per Mcf for the three months ended March 31, 1996 from $1.57 per Mcf for the three months ended March 31, 1995. Average oil prices increased to $19.26 per barrel for the three months ended March 31, 1996 from $17.53 per barrel for the three months ended March 31, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $205,702 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and
(iii) the decrease in equivalent units of production sold.

     General and administrative expenses increased $3,406 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to increased professional fees. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased slightly to 11.9% for the three months ended March 31, 1996 from 12.7% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in net profits and royalty interests in oil and gas sales, partially offset by the dollar increase in general and administrative expenses.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $8,959,945 or 70.94% of Limited Partners' capital contributions.

     PARTNERSHIP P-5

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                   --------------------------------
                                        1996           1995
                                        ----           ----
        Net profits and royalty
          interests in oil and
          gas sales                   $280,150       $240,264
        Barrels produced                 3,478          2,783
        MCF produced                   174,240        206,665
        Average price/Bbl             $  17.99       $  17.01
        Average price/MCF             $   1.75       $   1.27

     Total net profits and royalty interests in oil and gas sales increased 16.6% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to increases in the average prices of oil and natural gas sold and volumes of oil sold, partially offset by a decrease in volumes of natural gas sold. Volumes of oil sold increased 695 barrels for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold decreased 32,425 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in volumes of oil sold was primarily due to upward prior period volume adjustments during the three months ended March 31, 1996. Average natural gas prices increased to $1.75 per Mcf for the three months ended March 31, 1996 from $1.27 per Mcf for the three months ended March 31, 1995. Average oil prices increased to $17.99 per barrel for the three months ended March 31, 1996 from $17.01 per barrel for the three months ended March 31, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $243,332 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and the decrease in volumes of natural gas sold.

     General and administrative expenses increased $3,177 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to increased professional fees. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased slightly to 13.7% for the three months ended March 31, 1996 from 14.7% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in net profits and royalty interests in oil and gas sales, partially offset by the dollar increase in general and administrative expenses.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $4,705,759 or 39.73% of Limited Partners' capital contributions.

     PARTNERSHIP P-6

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                   --------------------------------
                                        1996           1995
                                        ----           ----
        Net profits and royalty
          interests in oil and
          gas sales                   $502,096       $283,977
        Barrels produced                 5,706          4,030
        MCF produced                   285,013        337,375
        Average price/Bbl             $  17.96       $  16.72
        Average price/MCF             $   2.03       $   1.25

     Total net profits and royalty interests in oil and gas sales increased 76.8% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to increases in the average prices of oil and natural gas sold and volumes of oil sold, partially offset by a decrease in volumes of natural gas sold. Volumes of oil sold increased 1,676 barrels for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of natural gas sold decreased 52,362 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in volumes of oil sold was primarily due to (i) increased production due to a recompletion on one well and a workover on another well during the latter part of 1995 and
(ii) upward prior period volume adjustments during the three months ended March 31, 1996. Average natural gas prices increased to $2.03 per Mcf for the three months ended March 31, 1996 from $1.25 per Mcf for the three months ended March 31, 1995. Average oil prices increased to $17.96 per barrel for the three months ended March 31, 1996 from $16.72 per barrel for the three months ended March 31, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $141,876 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and the decrease in volumes of natural gas sold.

     General and administrative expenses increased $2,241 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to increased professional fees. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 9.3% for the three months ended March 31, 1996 from 15.6% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increase in net profits and royalty interests in oil and gas sales.

     Cumulative cash distributions to the Limited Partners through March 31, 1996 were $5,575,248 or 38.98% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On November 23 and 25, 1994, Geodyne Resources, Inc. ("Geodyne Resources"), PaineWebber Incorporated ("PaineWebber"), and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc. et al. Case No. 94-CIV-8558, U.S. District Court, Southern District of New York and Romine v. PaineWebber, Inc., et al, Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne Resources is not a party) under the title In Re: PaineWebber Limited Partnerships Litigation and was certified as a class action on May 30, 1995 (the "PaineWebber Partnership Class Action"). A class action notice was mailed on June 7, 1995 to all members of the class. The PaineWebber Partnership Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. PaineWebber has agreed to indemnify Geodyne Resources with respect to all claims asserted by the plaintiff in the lawsuits pursuant to that certain Indemnification Agreement dated November 24, 1992 by and between PaineWebber and Samson Investment Company (the "Indemnification Agreement"). The amended complaint in the PaineWebber Partnership Class Action no longer asserts any claim directly against Geodyne Resources.

     On December 6, 1994, the Partnerships, among other parties, were named as defendants in a lawsuit alleging causes of action based on fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied covenant, and breach of contract in connection with the offer and sale of units in the Partnerships ("Units") (Marion Wolfe v. Geodyne Resources, Inc., et al. Case No. 94-059799, District Court of Harris County, Texas). The plaintiff's petition alleged that the lawsuit was being brought as a class action on behalf of the investors who purchased Units. The lawsuit has been consolidated with another lawsuit pending in Harris County, Texas, Sidney Neidick, et al. v. Geodyne Resources, Inc., et al. Case No. 94-052860, District Court of Harris County, Texas. On June 7, 1995, Geodyne Resources and the Partnerships were dismissed without prejudice as defendants in the Neidick matter. In addition, on June 7, 1995, the Neidick matter was certified as a class action. A class action notice was mailed on June 7, 1995 to all Limited Partners who are members of the class. PaineWebber has agreed to indemnify Geodyne Resources and the Partnerships and their affiliates with respect to all claims asserted by the plaintiff in the lawsuit pursuant to the Indemnification Agreement in the event Geodyne Resources or the Partnerships are rejoined in the matter at a later time.

     On January 18, 1996, PaineWebber issued a press release indicating that it had reached an agreement to settle both the pending PaineWebber Partnership Class Action matter referred to above and the Neidick matter referred to above, along with a settlement with the SEC and an agreement to settle with various state securities regulators. The press release issued by PaineWebber indicates that the parties have agreed to a class action settlement of $125 million and other non-cash consideration; a SEC administrative order creating a capped $40 million fund (the "Claims Fund"), which is to be distributed to eligible limited partners by an independent administrator (the "Claims Administrator"); a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administrators. The dollar amounts referred to in the press release apply to both the Partnerships and other direct investment programs sold by PaineWebber. As of the date of this Quarterly Report, PaineWebber has not informed management of the Partnerships of the portion of such settlement that would be applicable to the Partnerships. In any event, such settlement is not an obligation of either the Partnerships or the General Partner and, accordingly, would not affect the financial statements of the Partnerships. As a result of both the dismissal and the Indemnification Agreement, management does not believe that either the Partnerships or Geodyne Resources will be required to pay any damages or expenses in any of the matters set forth herein.

     On April 17, 1996, PaineWebber mailed a Notice and Claim Form to each limited partner who purchased Units in the Partnerships through PaineWebber from January 1, 1986 to December 31, 1992. Limited partners are not eligible to participate in the claims process if they
(i) previously reached a settlement with PaineWebber or (ii) had their direct investment claim resolved by a court or in arbitration. Participation in the claims process is optional, and does not prevent a limited partner from pursuing any other remedy against PaineWebber that may be available. Limited partners have until October 22, 1996 to complete the claim form and return it to the Claims Administrator. The determination of whether a limited partner is entitled to a recovery under the Claims Fund will be based on whether or not the Claims Administrator determines that the limited partner's investment in the Partnerships was suitable for him at the time of purchase. In addition, if the limited partner has opted out of the class action and has not already settled with PaineWebber or has had a claim resolved by a court or in arbitration, the Claims Administrator will also consider allegations that misrepresentations were made in connection with the sale of the Units.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

     (b)  Reports on Form 8-K:

          1.   A Current Report on Form 8-K dated January 18, 1996 was
               filed with  the Security  Exchange  Commission.   Items
               reported were:

               Item 5.  Other Events
               Item 7.  Exhibits

          2.   A Current Report on Form 8-K dated January 22, 1996 was
               filed  with the  Security Exchange  Commission.   Items
               reported were:

               Item 5.  Other Events
               Item 7.  Exhibits

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                         P-1 LIMITED PARTNERSHIP
                         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                         P-2 LIMITED PARTNERSHIP
                         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                         LIMITED PARTNERSHIP P-3
                         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                         LIMITED PARTNERSHIP P-4
                         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                         LIMITED PARTNERSHIP P-5
                         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                         LIMITED PARTNERSHIP P-6

                              (Registrant)


                         By:  GEODYNE PROPERTIES, INC.

                              General Partner



Date:     May 14, 1996   By:     /s/Dennis R. Neill
                              ---------------------------
                                   (Signature)
                              Dennis R. Neill
                              Senior Vice President
                              and Director



Date:     May 14, 1996   By:       /s/Drew S. Phillips
                              -------------------------
                                   (Signature)
                              Drew S. Phillips
                              Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- - ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.