Form 10-Q
period 1996-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1996-08-12
CIK 850427, 850428, 854066, 860744, 863832, 869801

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996

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

                                             P-1: 73-1330245
                                             P-2: 73-1330625
         P-1 and P-2:                        P-3: 73-1336573
            Texas                            P-4: 73-1341929
       P-3 through P-6:                      P-5: 73-1353774
           Oklahoma                          P-6: 73-1357375
- --------------------------------  -----------------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
    of incorporation or
       organization)


               Two West Second Street, Tulsa, Oklahoma    74103
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
                              (Unaudited)

                                ASSETS

                                        June 30,     December 31,
                                          1996           1995
                                       -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  280,295    $  241,524
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                  271,427       221,147
                                        ----------    ----------
       Total current assets             $  551,722    $  462,671

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                 2,846,542     3,026,259
                                        ----------    ----------
                                        $3,398,264    $3,488,930
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   58,874)  ($   48,322)
  Limited Partners, issued and
   outstanding, 108,074 units            3,457,138     3,537,252
                                        ----------    ----------
       Total Partners' capital          $3,398,264    $3,488,930
                                        ----------    ----------
                                        $3,398,264    $3,488,930
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $310,284      $238,034
  Interest income                            1,937         2,061
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                              -           1,173
                                          --------      --------
                                          $312,221      $241,268

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $ 86,539      $233,588
  General and administrative                32,251        35,543
                                          --------      --------
                                          $118,790      $269,131
                                          --------      --------

NET INCOME (LOSS)                         $193,431     ($ 27,863)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 13,036      $  7,950
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $180,395     ($ 35,813)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.67     ($    .33)
                                          ========      ========
UNITS OUTSTANDING                          108,074       108,074
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $620,610      $425,216
  Interest income                            3,742         3,906
  Gain (loss) on sale of net profits
   and royalty interests in oil and
   gas properties                              631     (     378)
                                          --------      --------
                                          $624,983      $428,744

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $181,869      $435,582
  General and administrative                67,352        67,802
                                          --------      --------
                                          $249,221      $503,384
                                          --------      --------

NET INCOME (LOSS)                         $375,762     ($ 74,640)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 25,876      $ 13,691
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $349,886     ($ 88,331)
                                          ========      ========
NET INCOME (LOSS) per unit                $   3.24     ($    .82)
                                          ========      ========
UNITS OUTSTANDING                          108,074       108,074
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $375,762     ($ 74,640)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        181,869       435,582
   (Gain) loss on sale of net profits
     and royalty interests in oil
     and gas properties                  (     631)          378
   Increase in accounts receivable       (  50,280)    (  11,984)
                                          --------      --------
  Net cash provided by operating
   activities                             $506,720      $349,336

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  2,152)     $    -
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                              631        26,088
                                          --------      --------
  Net cash provided (used) by
   investing activities                  ($  1,521)     $ 26,088

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($466,428)    ($389,500)
                                          --------      --------
  Net cash used by financing
   activities                            ($466,428)    ($389,500)
                                          --------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 38,771     ($ 14,076)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      241,524       227,184
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $280,295      $213,108
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996          1995
                                       -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  220,093    $  167,791
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                  221,051       176,041
                                        ----------    ----------
       Total current assets             $  441,144    $  343,832

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                 2,345,503     2,510,707
                                        ----------    ----------
                                        $2,786,647    $2,854,539
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   53,839)  ($   46,190)
  Limited Partners, issued and
   outstanding, 90,094 units             2,840,486     2,900,729
                                        ----------    ----------
       Total Partners' capital          $2,786,647    $2,854,539
                                        ----------    ----------
                                        $2,786,647    $2,854,539
                                        ==========    ==========

               The accompanying notes are an integral part of
                    these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $238,369      $173,145
  Interest income                            1,477         1,246
  Loss on sale of net profits and
   royalty interests in oil and
   gas properties                              -       (   2,415)
                                          --------      --------
                                          $239,846      $171,976

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $ 78,390      $180,368
  General and administrative                26,938        29,775
                                          --------      --------
                                          $105,328      $210,143
                                          --------      --------

NET INCOME (LOSS)                         $134,518     ($ 38,167)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  9,788      $  5,307
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $124,730     ($ 43,474)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.38     ($    .48)
                                          ========      ========
UNITS OUTSTANDING                           90,094        90,094
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------      --------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $478,042      $320,525
  Interest income                            2,720         2,312
  Gain (loss) on sale of net profits
   and royalty interests in oil and
   gas properties                              448     (     724)
                                          --------      --------
                                          $481,210      $322,113

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $164,763      $342,983
  General and administrative                56,224        56,706
                                          --------      --------
                                          $220,987      $399,689
                                          --------      --------

NET INCOME (LOSS)                         $260,223     ($ 77,576)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 19,466      $  9,841
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $240,757     ($ 87,417)
                                          ========      ========
NET INCOME (LOSS) per unit                $   2.67     ($    .97)
                                          ========      ========
UNITS OUTSTANDING                           90,094        90,094
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $260,223     ($ 77,576)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        164,763       342,983
   (Gain) loss on sale of net profits
     and royalty interests in oil
     and gas properties                  (     448)          724
   (Increase) decrease in accounts
     receivable                          (  45,010)          339
                                          --------      --------
  Net cash provided by operating
   activities                             $379,528      $266,470

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                         $    889      $ 20,502
                                          --------      --------
  Net cash provided by
   investing activities                   $    889      $ 20,502

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($328,115)    ($288,500)
                                          --------      --------
  Net cash used by financing
   activities                            ($328,115)    ($288,500)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 52,302     ($  1,528)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      167,791       138,086
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $220,093      $136,558
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996          1995
                                       -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  377,008    $  296,629
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                  403,662       318,575
                                        ----------    ----------
       Total current assets             $  780,670    $  615,204

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                 4,430,291     4,740,639
                                        ----------    ----------
                                        $5,210,961    $5,355,843
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  100,856)  ($   86,631)
  Limited Partners, issued and
   outstanding, 169,637 units            5,311,817     5,442,474
                                        ----------    ----------
       Total Partners' capital          $5,210,961    $5,355,843
                                        ----------    ----------
                                        $5,210,961    $5,355,843
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $442,574      $322,106
  Interest income                            2,497         2,670
  Loss on sale of net profits and
   royalty interests in oil and
   gas properties                              -       (   5,382)
                                          --------      --------
                                          $445,071      $319,394

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $147,145      $336,802
  General and administrative                50,488        55,864
                                          --------      --------
                                          $197,633      $392,666
                                          --------      --------

NET INCOME (LOSS)                         $247,438     ($ 73,272)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 18,133      $  9,809
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $229,305     ($ 83,081)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.35     ($    .49)
                                          ========      ========
UNITS OUTSTANDING                          169,637       169,637
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $890,130      $598,432
  Interest income                            4,653         5,049
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                              833           203
                                          --------      --------
                                          $895,616      $603,684

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $309,486      $640,607
  General and administrative               105,614       106,930
                                          --------      --------
                                          $415,100      $747,537
                                          --------      --------

NET INCOME (LOSS)                         $480,516     ($143,853)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 36,173      $ 18,432
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $444,343     ($162,285)
                                          ========      ========
NET INCOME (LOSS) per unit                $   2.62     ($    .96)
                                          ========      ========
UNITS OUTSTANDING                          169,637       169,637
                                          ========      ========

               The accompanying notes are an integral part of
                   these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $480,516     ($143,853)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        309,486       640,607
   Gain on sale of net profits and
     royalty interests in oil and
     gas properties                      (     833)    (     203)
   (Increase) decrease in accounts
     receivable                          (  85,087)          385
                                          --------      --------
  Net cash provided by operating
   activities                             $704,082      $496,936

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                         $  1,695      $ 38,761
                                          --------      --------
  Net cash provided by investing
    activities                            $  1,695      $ 38,761

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($625,398)    ($568,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($625,398)    ($568,000)
                                          --------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 80,379     ($ 32,303)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      296,629       285,580
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $377,008      $253,277
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                        June 30,     December 31,
                                          1996           1995
                                       -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  303,489    $  288,117
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                  366,245       352,907
                                        ----------    ----------
       Total current assets             $  669,734    $  641,024

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                 2,951,804     3,299,455
                                        ----------    ----------
                                        $3,621,538    $3,940,479
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   69,906)  ($   54,546)
  Limited Partners, issued and
   outstanding, 126,306 units            3,691,444     3,995,025
                                        ----------    ----------
       Total Partners' capital          $3,621,538    $3,940,479
                                        ----------    ----------
                                        $3,621,538    $3,940,479
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         ---------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $368,788      $316,102
  Interest and other income                  2,541         3,010
  Loss on sale of net profits and
   royalty interests in oil and
   gas properties                              -       (   5,593)
                                          --------      --------
                                          $371,329      $313,519

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $175,499      $425,858
  General and administrative                37,648        41,083
                                          --------      --------
                                          $213,147      $466,941
                                          --------      --------

NET INCOME (LOSS)                         $158,182     ($153,422)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 14,802      $  9,363
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $143,380     ($162,785)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.13     ($   1.29)
                                          ========      ========
UNITS OUTSTANDING                          126,306       126,306
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------      --------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $714,486      $611,882
  Interest and other income                  4,929         6,156
  Gain (loss) on sale of net profits
   and royalty interests in oil and
   gas properties                               70     (  13,005)
                                          --------      --------
                                          $719,485      $605,033

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $347,068      $803,129
  General and administrative                78,675        78,704
                                          --------      --------
                                          $425,743      $881,833
                                          --------      --------

NET INCOME (LOSS)                         $293,742     ($276,800)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 28,323      $ 18,285
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $265,419     ($295,085)
                                          ========      ========
NET INCOME (LOSS) per unit                $   2.10     ($   2.34)
                                          ========      ========
UNITS OUTSTANDING                          126,306       126,306
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $293,742     ($276,800)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        347,068       803,129
   (Gain) loss on sale of net profits
     and royalty interests in oil and
     gas properties                      (      70)       13,005
   Increase in accounts receivable       (  13,338)    ( 103,093)
                                          --------      --------
  Net cash provided by operating
   activities                             $627,402      $436,241

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    $    -       ($ 15,084)
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                              653         9,525
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $    653     ($  5,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($612,683)    ($605,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($612,683)    ($605,000)
                                          --------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 15,372     ($174,318)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      288,117       430,665
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $303,489      $256,347
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                        June 30,     December 31,
                                          1996           1995
                                       -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  233,165    $  167,076
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                  170,371       150,207
                                        ----------    ----------
       Total current assets             $  403,536    $  317,283

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                 2,640,181     2,908,234
                                        ----------    ----------
                                        $3,043,717    $3,225,517
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   60,746)  ($   48,425)
  Limited Partners, issued and
   outstanding, 118,449 units            3,104,463     3,273,942
                                        ----------    ----------
       Total Partners' capital          $3,043,717    $3,225,517
                                        ----------    ----------
                                        $3,043,717    $3,225,517
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $266,293      $224,688
  Interest and other income                  1,714         2,551
                                          --------      --------
                                          $268,007      $227,239

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $126,662      $369,397
  General and administrative                35,335        38,705
                                          --------      --------
                                          $161,997      $408,102
                                          --------      --------

NET INCOME (LOSS)                         $106,010     ($180,863)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 10,281      $  5,733
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $ 95,729     ($186,596)
                                          ========      ========
NET INCOME (LOSS) per unit                $   0.81     ($   1.58)
                                          ========      ========
UNITS OUTSTANDING                          118,449       118,449
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $546,443      $464,952
  Interest and other income                  3,014         4,148
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                              -              31
                                          --------      --------
                                          $549,457      $469,131

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $267,140      $753,207
  General and administrative                73,837        74,030
                                          --------      --------
                                          $340,977      $827,237
                                          --------      --------

NET INCOME (LOSS)                         $208,480     ($358,106)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 20,959      $ 12,223
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $187,521     ($370,329)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.58     ($   3.13)
                                          ========      ========
UNITS OUTSTANDING                          118,449       118,449
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $208,480     ($358,106)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        267,140       753,207
   Gain on sale of net profits and
     royalty interests in oil and
     gas properties                            -       (      31)
   (Increase) decrease in accounts
     receivable                          (  20,164)       71,489
                                          --------      --------
  Net cash provided by operating
   activities                             $455,456      $466,559

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    $    -       ($ 25,710)
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                              -              31
  Retirements of net profits and
   royalty interests in oil and
   gas properties                              913           -
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $    913     ($ 25,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($390,280)    ($346,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($390,280)    ($346,000)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 66,089      $ 94,880

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      167,076       140,602
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $233,165      $235,482
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                        June 30,     December 31,
                                          1996           1995
                                       -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  328,571    $  254,180
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                  264,320       231,575
                                        ----------    ----------
       Total current assets             $  592,891    $  485,755

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                 4,326,772     4,684,277
                                        ----------    ----------
                                        $4,919,663    $5,170,032
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   63,583)  ($   47,281)
  Limited Partners, issued and
   outstanding, 143,041 units            4,983,246     5,217,313
                                        ----------    ----------
       Total Partners' capital          $4,919,663    $5,170,032
                                        ----------    ----------
                                        $4,919,663    $5,170,032
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $346,050      $375,926
  Interest and other income                  2,624         2,903
                                          --------      --------
                                          $348,674      $378,829

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $199,792      $386,395
  General and administrative                42,588        50,296
                                          --------      --------
                                          $242,380      $436,691
                                          --------      --------

NET INCOME (LOSS)                         $106,294     ($ 57,862)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 13,175      $ 12,563
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $ 93,119     ($ 70,425)
                                          ========      ========
NET INCOME (LOSS) per unit                $   0.65     ($    .49)
                                          ========      ========
UNITS OUTSTANDING                          143,041       143,041
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $848,146      $659,903
  Interest and other income                  4,742         4,710
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                              -           1,079
                                          --------      --------
                                          $852,888      $665,692

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $420,073      $748,552
  General and administrative                89,132        94,599
                                          --------      --------
                                          $509,205      $843,151
                                          --------      --------

NET INCOME (LOSS)                         $343,683     ($177,459)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 33,750      $ 21,069
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $309,933     ($198,528)
                                          ========      ========
NET INCOME (LOSS) per unit                $   2.17     ($   1.39)
                                          ========      ========
UNITS OUTSTANDING                          143,041       143,041
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $343,683     ($177,459)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        420,073       748,552
   Gain on sale of net profits and
     royalty interests in oil and
     gas properties                            -       (   1,079)
   Increase in accounts receivable       (  32,745)    (  57,353)
                                          --------      --------
  Net cash provided by operating
   activities                             $731,011      $512,661

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 62,568)    ($ 10,502)
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                              -           1,079
                                          --------      --------
  Net cash used by investing
   activities                            ($ 62,568)    ($  9,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($594,052)    ($384,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($594,052)    ($384,000)
                                          --------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 74,391      $119,238

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      254,180       212,966
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $328,571      $332,204
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of June 30, 1996, combined statements of operations for the three and six months ended June 30, 1996 and 1995 and combined statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, and are unaudited. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1996, the combined results of operations for the three and six months ended June 30, 1996 and 1995 and the combined cash flows for the six months ended June 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for the Partnerships' direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the six months ended June 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General         Administrative
        Partnership        and Administrative          Overhead
        -----------        ------------------       --------------
           P-1                  $10,472                $56,880
           P-2                    8,806                 47,418
           P-3                   16,334                 89,280
           P-4                   12,195                 66,480
           P-5                   11,497                 62,340
           P-6                   13,850                 75,282

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     The Partnerships receive Net Profits Interest distributions on a monthly basis from affiliated partnerships managed by the General Partner. These distributions are reflected as Revenue, "Net Profits and Royalty Interests in Oil and Gas Sales", in the accompanying statements of operations. The Net Profits Interest Receivable represents amounts due from these affiliated partnerships.

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                      Limited
                                 Date of          Partner Capital
           Partnership         Activation          Contributions
           -----------     ------------------     ---------------

              P-1          October 25, 1988         $10,807,400
              P-2          February 9, 1989           9,009,400
              P-3          May 10, 1989              16,963,700
              P-4          November 21, 1989         12,630,600
              P-5          February 27, 1990         11,844,900
              P-6          September 5, 1990         14,304,100

     In general, the amount of funds available for the acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. The Partnerships have fully invested their capital contributions.

     Net proceeds from the Partnerships' net profits and royalty interests less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     PARTNERSHIP P-1

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three Months Ended June 30,
                                      ---------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $310,284           $238,034
           Barrels produced              9,191             10,198
           Mcf produced                119,096            126,684
           Average price/Bbl          $  19.42           $  16.82
           Average price/Mcf          $   1.88           $   1.21

     Total net profits and royalty interests in oil and gas sales increased $72,250 (30.4%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $111,393 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $33,821 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,007 barrels and 7,588 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.42 per barrel and $1.88 per Mcf, respectively, for the three months ended June 30, 1996 from $16.82 per barrel and $1.21 per Mcf, respectively, for the three months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $147,049 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 27.9% for the three months ended June 30, 1996 from 98.1% for the three months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $3,292 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in professional fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 10.4% for the three months ended June 30, 1996 from 14.9% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995
                                        Six Months Ended June 30,
                                        -------------------------
                                       1996                1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $620,610           $425,216
           Barrels produced             18,695             19,980
           Mcf produced                254,011            230,455
           Average price/Bbl          $  18.48           $  16.33
           Average price/Mcf          $   1.81           $   1.24

     Total net profits and royalty interests in oil and gas sales increased $195,394 (46.0%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $174,316 was related to the increases in the average prices of oil and natural gas sold and $42,636 was related to the increase in the volumes of natural gas sold, partially offset by a $23,747 decrease related to a decrease in the volumes of oil sold. Volumes of oil sold decreased by 1,285 barrels for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of natural gas sold increased by 23,556 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.48 per barrel and $1.81 per Mcf, respectively, for the six months ended June 30, 1996 from $16.33 per barrel and $1.24 per Mcf, respectively, for the six months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $253,713 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 29.3% for the six months ended June 30, 1996 from 102.4% for the six months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 10.9% for the six months ended June 30, 1996 from 15.9% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $8,190,558 or 75.79% of Limited Partners' capital contributions.

     PARTNERSHIP P-2

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                       Three Months Ended June 30,
                                       ---------------------------
                                          1996             1995
                                       ---------------------------
           Net profits and royalty
             interests in oil and
             gas sales                $238,369           $173,145
           Barrels produced              6,602              7,366
           Mcf produced                100,789            104,052
           Average price/Bbl          $  19.56           $  16.86
           Average price/Mcf          $   1.87           $   1.26

     Total net profits and royalty interests in oil and gas sales increased $65,224 (37.7%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $83,360 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $21,046 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 764 barrels and 3,263 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.56 per barrel and $1.87 per Mcf, respectively, for the three months ended June 30, 1996 from $16.86 per barrel and $1.26 per Mcf, respectively, for the three months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $101,978 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 32.9% for the three months ended June 30, 1996 from 104.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $2,837 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 11.3% for the three months ended June 30, 1996 from 17.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                      Six Months Ended June 30,
                                      -------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $478,042           $320,525
           Barrels produced             13,431             14,397
           Mcf produced                214,514            195,519
           Average price/Bbl          $  18.58           $  16.39
           Average price/Mcf          $   1.81           $   1.31

     Total net profits and royalty interests in oil and gas sales increased $157,517 (49.1%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $129,289 was related to the increases in the average prices of oil and natural gas sold and $34,381 was related to an increase in the volumes of natural gas sold, partially offset by a $17,948 decrease related to a decrease in the volumes of oil sold. Volumes of oil sold decreased by 966 barrels for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of natural gas sold increased by 18,995 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.58 per barrel and $1.81 per Mcf, respectively, for the six months ended June 30, 1996 from $16.39 per barrel and $1.31 per Mcf, respectively, for the six months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $178,220 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 34.5% for the six months ended June 30, 1996 from 107.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 11.8% for the six months ended June 30, 1996 from 17.7% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $6,225,561 or 69.10% of Limited Partners' capital contributions.

     PARTNERSHIP P-3

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three Months Ended June 30,
                                      ---------------------------
                                        1996              1995
                                      --------          --------
           Net profits and royalty
             interests in oil and
             gas sales                $442,574           $322,106
           Barrels produced             12,234             13,654
           Mcf produced                190,142            197,578
           Average price/Bbl          $  19.57           $  16.86
           Average price/Mcf          $   1.86           $   1.27

     Total net profits and royalty interests in oil and gas sales increased $120,468 (37.4%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $153,573 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $41,620 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,420 barrels and 7,436 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.57 per barrel and $1.86 per Mcf, respectively, for the three months ended June 30, 1996 from $16.86 per barrel and $1.27 per Mcf, respectively, for the three months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $189,657 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 33.2% for the three months ended June 30, 1996 from 104.6% for the three months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $5,376 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 11.4% for the three months ended June 30, 1996 from 17.3% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                        Six Months Ended June 30,
                                       -------------------------
                                       1996                1995
                                      -------            --------
           Net profits and royalty
             interests in oil and
             gas sales                $890,130           $598,432
           Barrels produced             24,885             26,685
           Mcf produced                404,994            371,511
           Average price/Bbl          $  18.58           $  16.39
           Average price/Mcf          $   1.80           $   1.31

     Total net profits and royalty interests in oil and gas sales increased $291,698 (48.7%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $240,480 was related to the increases in the average prices of oil and natural gas sold and $60,269 was related to an increase in the volumes of natural gas sold, partially offset by a $33,444 decrease related to a decrease in the volumes of oil sold. Volumes of oil sold decreased by 1,800 barrels for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Volumes of natural gas sold increased by 33,483 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.58 per barrel and $1.80 per Mcf, respectively, for the six months ended June 30, 1996 from $16.39 per barrel and $1.31 per Mcf, respectively, for the six months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $331,121 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 34.8% for the six months ended June 30, 1996 from 107.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 11.9% for the six months ended June 30, 1996 from 17.9% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $11,143,401 or 65.69% of Limited Partners' capital contributions.

     PARTNERSHIP P-4

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three Months Ended June 30,
                                      ---------------------------
                                       1996                1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $368,788           $316,102
           Barrels produced              6,243              6,873
           Mcf produced                184,689            234,691
           Average price/Bbl          $  20.04           $  17.69
           Average price/Mcf          $   2.00           $   1.45

     Total net profits and royalty interests in oil and gas sales increased $52,686 (16.7%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $145,232 was related to the increases in the average prices of oil and natural gas sold, partially offset by a decrease of $112,629 related to the decrease in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 630 barrels and 50,002 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily due to (i) normal declines in production resulting from diminished natural gas reserves on three of the significant wells in which the P-4 Partnership owns a net profits interest and (ii) positive prior period adjustments made by a purchaser during the three months ended June 30, 1995 on two of the significant wells in which the P-4 Partnership owns a net profits interest. Average oil and natural gas prices increased to $20.04 per barrel and $2.00 per Mcf, respectively, for the three months ended June 30, 1996 from $17.69 per barrel and $1.45 per Mcf, respectively, for the three months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $250,359 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in equivalent units of production sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 47.6% for the three months ended June 30, 1996 from 134.7% for the three months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $3,435 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in professional fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 10.2% for the three months ended June 30, 1996 from 13.0% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                        Six Months Ended June 30,
                                      -------------------------
                                       1996                1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $714,486           $611,882
           Barrels produced             12,469             13,853
           Mcf produced                364,510            437,265
           Average price/Bbl          $  19.65           $  17.61
           Average price/Mcf          $   1.92           $   1.51

     Total net profits and royalty interests in oil and gas sales increased $102,604 (16.8%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $207,539 was related to the increases in the average prices of oil and natural gas sold, partially offset by a decrease of $166,886 related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,384 barrels and 72,755 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold was primarily due to (i) normal declines in production resulting from diminished natural gas reserves on three significant wells in which the P-4 Partnership owns a net profits interest. and (ii) positive prior period adjustments made by a purchaser during the six months ended June 30, 1995 on two significant wells in which the P-4 Partnership owns a net profits interest. This decrease in the volumes of natural gas sold was partially offset by negative prior period adjustments during the six months ended June 30, 1995 on one significant well in which the P-4 Partnership owns a net profits interest. Average oil and natural gas prices increased to $19.65 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1996 from $17.61 per barrel and $1.51 per Mcf, respectively, for the six months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $456,061 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in equivalent units of production sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 48.6% for the six months ended June 30, 1996 from 131.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 11.0% for the six months ended June 30, 1996 as compared to 12.9% for the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $9,264,945 or 73.35% of Limited Partners' capital contributions.

     PARTNERSHIP P-5

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three Months Ended June 30,
                                      ---------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $266,293           $224,688
           Barrels produced              2,537              3,552
           Mcf produced                160,698            193,661
           Average price/Bbl          $  19.36           $  18.71
           Average price/Mcf          $   1.82           $   1.35

     Total net profits and royalty interests in oil and gas sales increased $41,605 (18.5%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $91,021 was related to the increase in the average price of natural gas sold, partially offset by a decrease of $79,643 related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,015 barrels and 32,963 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decreases in the volumes of oil and natural gas sold was primarily due to significant positive prior period adjustments made by the purchaser during the three months ended June 30, 1995 on one well in which the P-5 Partnership owns a net profits interest. Average oil and natural gas prices increased to $19.36 per barrel and $1.82 per Mcf, respectively, for the three months ended June 30, 1996 from $18.71 per barrel and $1.35 per Mcf, respectively, for the three months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $242,735 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in equivalent units of production sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 47.6% for the three months ended June 30, 1996 from 164.4% for the three months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $3,370 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in professional fees during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 13.3% for the three months ended June 30, 1996 from 17.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                        Six Months Ended June 30,
                                      -------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $546,443           $464,952
           Barrels produced              6,015              6,335
           Mcf produced                334,938            400,326
           Average price/Bbl          $  18.57           $  17.96
           Average price/Mcf          $   1.78           $   1.31

      Total net profits and royalty interests in oil and gas sales increased $81,491 (17.5%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $188,153 was related to the increase in the average price of natural gas sold, partially offset by a decrease of $116,391 related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 320 barrels and 65,388 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decreases in the volumes of oil and natural gas sold was primarily due to significant positive prior period adjustments made by the purchaser during the six months ended June 30, 1995 on one well in which the P-5 Partnership owns a net profits interest. Average oil and natural gas prices increased to $18.57 per barrel and $1.78 per Mcf, respectively, for the six months ended June 30, 1996 from $17.96 per barrel and $1.31 per Mcf, respectively, for the six months ended June 30, 1995.

      Depletion of net profits and royalty interests in oil and gas properties decreased $486,067 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in equivalent units of production sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 48.9% for the six months ended June 30, 1996 from 162.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the reserve revisions and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

      General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 13.5% for the six months ended June 30, 1996 from 15.9% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

      Cumulative cash distributions to the Limited Partners through June 30, 1996 were $4,896,759 or 41.34% of Limited Partners' capital contributions.

      PARTNERSHIP P-6

      THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three Months Ended June 30,
                                      ---------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $346,050           $375,926
           Barrels produced              5,799              4,184
           Mcf produced                254,756            360,647
           Average price/Bbl          $  20.22           $  17.92
           Average price/Mcf          $   1.61           $   1.41

     Total net profits and royalty interests in oil and gas sales decreased $29,876 (7.9%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease, $170,485 was related to the decrease in the volumes of natural gas sold, partially offset by an increase of $81,752 related to the increases in the average prices of oil and gas sold, as well as an increase of $32,655 related to the increase in the volumes of oil sold. Volumes of oil sold increased by 1,615 barrels for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase in volumes of oil sold was primarily due to
(i)  increased  production  due to  a  well  recompletion  and a  well workover during the three months ended June 30, 1995 in order to improve the recovery of reserves and (ii) upward prior period volume adjustments made by the purchaser during the three months ended June 30, 1996. Volumes of natural gas sold decreased by 150,891 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal decline in production due to diminished natural gas reserves on several of the P-6 Partnership's significant wells during the three months ended June 30, 1996 and (ii) positive prior period adjustments on one well in which the Partnership owns a net profits interest during the six months ended June 30, 1995. Average oil and natural gas prices increased to $20.22 per barrel and $1.61 per Mcf, respectively, for the three months ended June 30, 1996 from $17.92 per barrel and $1.41 per Mcf, respectively, for the three months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $186,603 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and (ii) the decrease in the volumes of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 57.7% for the three months ended June 30, 1996 from 102.8% for the three months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $7,708 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 12.3% for the three months ended June 30, 1996 compared to 13.4% for the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                        Six Months Ended June 30,
                                        -------------------------
                                       1996                1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $848,146           $659,903
           Barrels produced             11,505              8,214
           Mcf produced                539,769            698,022
           Average price/Bbl          $  19.10           $  17.33
           Average price/Mcf          $   1.83           $   1.33

     Total net profits and royalty interests in oil and gas sales increased $188,243 (28.5%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $349,011 was related to the increase in the average price of natural gas sold, as well as an increase of $62,858 related to the increase in the volumes of oil sold, partially offset by a decrease of $289,603 related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 3,291 barrels for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in volumes of oil sold was primarily due to (i) increased production due to a well recompletion and a well workover during the six months ended June 30, 1995 in order to improve the recovery of reserves and (ii) upward prior period volume adjustments made by the purchaser during the six months ended June 30, 1996. Volumes of natural gas sold decreased by 158,253 Mcf for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from
(i) the normal decline in production due to diminished natural gas reserves on several of the P-6 Partnership's significant wells during the six months ended June 30, 1996 and (ii) positive prior period adjustments on one well in which the Partnership owns a net profits interest during the six months ended June 30, 1995. Average oil and natural gas prices increased to $19.10 per barrel and $1.83 per Mcf, respectively, for the six months ended June 30, 1996 from $17.33 per barrel and $1.33 per Mcf, respectively, for the six months ended June 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $328,479 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and (ii) the decrease in the volumes of natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 49.5% for the six months ended June 30, 1996 from 113.4% for the six months ended June 30, 1995. This percentage decrease was primarily due to the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased $5,467 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 10.5% for the six months ended June 30, 1996 from 14.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Cumulative cash distributions to the Limited Partners through June 30, 1996 were $5,889,248 or 41.17% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K:

          None

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

                              (Registrant)


                         By:  GEODYNE RESOURCES, INC.


                              General Partner




Date:  August 12, 1996   By:        /s/Dennis R. Neill
                            -------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 12, 1996   By:        /s/Drew S. Phillips
                            --------------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.