Form 10-Q
period 1996-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1996-11-12
CIK 850427, 850428, 854066, 860744, 863832, 869801

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996

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

                                             P-1: 73-1330245
                                             P-2: 73-1330625
         P-1 and P-2:                        P-3: 73-1336573
            Texas                            P-4: 73-1341929
       P-3 through P-6:                      P-5: 73-1353774
           Oklahoma                          P-6: 73-1357375
--------------------------------        -----------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
    of incorporation or
       organization)


            Two West Second Street, Tulsa, Oklahoma         74103
            -----------------------------------------------------
            (Address of principal executive offices)   (Zip Code)


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
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996          1995
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  337,522   $  241,524
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                   284,652      221,147
                                         ----------   ----------
       Total current assets              $  622,174   $  462,671

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                  2,742,923    3,026,259
                                         ----------   ----------
                                         $3,365,097   $3,488,930
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   61,264) ($   48,322)
  Limited Partners, issued and
   outstanding, 108,074 units             3,426,361    3,537,252
                                         ----------   ----------
       Total Partners' capital           $3,365,097   $3,488,930
                                         ----------   ----------
                                         $3,365,097   $3,488,930
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $295,262      $248,805
  Interest income                            2,634         2,109
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           63,616        10,525
                                          --------      --------
                                          $361,512      $261,439

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $ 80,362      $229,373
  General and administrative                31,355        29,744
                                          --------      --------
                                          $111,717      $259,117
                                          --------      --------

NET INCOME                                $249,795      $  2,322
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 15,572      $  9,291
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $234,223     ($  6,969)
                                          ========      ========
NET INCOME (LOSS) per unit                $   2.17     ($    .06)
                                          ========      ========
UNITS OUTSTANDING                          108,074       108,074
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ---------     ---------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $915,872      $674,021
  Interest income                            6,376         6,015
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           64,247        10,147
                                          --------      --------
                                          $986,495      $690,183

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $262,231      $664,955
  General and administrative                98,707        97,546
                                          --------      --------
                                          $360,938      $762,501
                                          --------      --------

NET INCOME (LOSS)                         $625,557     ($ 72,318)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 41,448      $ 22,982
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $584,109     ($ 95,300)
                                          ========      ========
NET INCOME (LOSS) per unit                $   5.40     ($    .88)
                                          ========      ========
UNITS OUTSTANDING                          108,074       108,074
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $625,557     ($ 72,318)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        262,231       664,955
   Gain on sale of net profits and
     royalty interests in oil
     and gas properties                  (  64,247)    (  10,147)
   Increase in accounts receivable       (  63,505)    (  32,642)
                                          --------      --------
  Net cash provided by operating
   activities                             $760,036      $549,848

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  4,301)     $    -
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                           89,653        44,818
                                          --------      --------
  Net cash provided by investing
   activities                             $ 85,352      $ 44,818

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($749,390)    ($599,500)
                                          --------      --------
  Net cash used by financing
   activities                            ($749,390)    ($599,500)
                                          --------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 95,998     ($  4,834)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      241,524       227,184
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $337,522      $222,350
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996          1995
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  263,020   $  167,791
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                   216,944      176,041
                                         ----------   ----------
       Total current assets              $  479,964   $  343,832

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                  2,254,045    2,510,707
                                         ----------   ----------
                                         $2,734,009   $2,854,539
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   55,874) ($   46,190)
  Limited Partners, issued and
   outstanding, 90,094 units              2,789,883    2,900,729
                                         ----------   ----------
       Total Partners' capital           $2,734,009   $2,854,539
                                         ----------   ----------
                                         $2,734,009   $2,854,539
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $222,515      $196,005
  Interest income                            2,047         1,397
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           43,523         8,802
                                          --------      --------
                                          $268,085      $206,204

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $ 73,134      $186,844
  General and administrative                26,299        24,674
                                          --------      --------
                                          $ 99,433      $211,518
                                          --------      --------

NET INCOME (LOSS)                         $168,652     ($  5,314)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 11,255      $  7,208
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $157,397     ($ 12,522)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.75     ($    .14)
                                          ========      ========
UNITS OUTSTANDING                           90,094        90,094
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $700,557      $516,530
  Interest income                            4,767         3,709
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           43,971         8,078
                                          --------      --------
                                          $749,295      $528,317

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $237,897      $529,827
  General and administrative                82,523        81,380
                                          --------      --------
                                          $320,420      $611,207
                                          --------      --------

NET INCOME (LOSS)                         $428,875     ($ 82,890)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 30,721      $ 17,049
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $398,154     ($ 99,939)
                                          ========      ========
NET INCOME (LOSS) per unit                $   4.42     ($   1.11)
                                          ========      ========
UNITS OUTSTANDING                           90,094        90,094
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $428,875     ($ 82,890)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        237,897       529,827
   Gain on sale of net profits and
     royalty interests in oil
     and gas properties                  (  43,971)    (   8,078)
   Increase in accounts receivable       (  40,903)    (  25,444)
                                          --------      --------
  Net cash provided by operating
   activities                             $581,898      $413,415

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  1,041)     $    -
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                           63,777        33,338
                                          --------      --------
  Net cash provided by investing
   activities                             $ 62,736      $ 33,338

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($549,405)    ($425,500)
                                          --------      --------
  Net cash used by financing
   activities                            ($549,405)    ($425,500)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 95,229      $ 21,253

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      167,791       138,086
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $263,020      $159,339
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996          1995
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  495,756   $  296,629
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                   391,759      318,575
                                         ----------   ----------
       Total current assets              $  887,515   $  615,204

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                  4,258,079    4,740,639
                                         ----------   ----------
                                         $5,145,594   $5,355,843
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  104,806) ($   86,631)
  Limited Partners, issued and
   outstanding, 169,637 units             5,250,400    5,442,474
                                         ----------   ----------
       Total Partners' capital           $5,145,594   $5,355,843
                                         ----------   ----------
                                         $5,145,594   $5,355,843
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ---------     ----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $413,580      $354,026
  Interest income                            3,675         2,640
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           77,377        17,623
                                          --------      --------
                                          $494,632      $374,289

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $137,143      $340,453
  General and administrative                49,189        47,174
                                          --------      --------
                                          $186,332      $387,627
                                          --------      --------

NET INCOME (LOSS)                         $308,300     ($ 13,338)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 20,717      $ 12,951
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $287,583     ($ 26,289)
                                          ========      ========
NET INCOME (LOSS) per unit                $   1.70     ($    .15)
                                          ========      ========
UNITS OUTSTANDING                          169,637       169,637
                                          ========      ========


            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------    -----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                 $1,303,710    $  952,458
  Interest income                            8,328         7,689
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           78,210        17,826
                                        ----------    ----------
                                        $1,390,248    $  977,973

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                       $  446,629    $  981,060
  General and administrative               154,803       154,104
                                        ----------    ----------
                                        $  601,432    $1,135,164
                                        ----------    ----------

NET INCOME (LOSS)                       $  788,816   ($  157,191)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   56,890    $   31,383
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  731,926   ($  188,574)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     4.31   ($     1.11)
                                        ==========    ==========
UNITS OUTSTANDING                          169,637       169,637
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996           1995
                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  788,816     ($157,191)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        446,629       981,060
   Gain on sale of net profits and
     royalty interests in oil and
     gas properties                    (    78,210)    (  17,826)
   Increase in accounts receivable     (    73,184)    (  37,918)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,084,051      $768,125

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    1,874)     $    -
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                          116,015        62,424
                                        ----------      --------
  Net cash provided by investing
    activities                          $  114,141      $ 62,424

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  999,065)    ($831,000)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  999,065)    ($831,000)
                                        ----------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  199,127     ($    451)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      296,629       285,580
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  495,756      $285,129
                                        ==========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996          1995
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  397,075   $  288,117
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                   362,162      352,907
                                         ----------   ----------
       Total current assets              $  759,237   $  641,024

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                  2,622,875    3,299,455
                                         ----------   ----------
                                         $3,382,112   $3,940,479
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   82,486) ($   54,546)
  Limited Partners, issued and
   outstanding, 126,306 units             3,464,598    3,995,025
                                         ----------   ----------
       Total Partners' capital           $3,382,112   $3,940,479
                                         ----------   ----------
                                         $3,382,112   $3,940,479
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ---------     ----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $300,523      $312,566
  Interest and other income                  2,902         3,082
  Gain (loss) on sale of net profits
   and royalty interests in oil and
   gas properties                        (  59,474)       11,405
                                          --------      --------
                                          $243,951      $327,053

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $147,309      $396,226
  General and administrative                38,851        35,721
                                          --------      --------
                                          $186,160      $431,947
                                          --------      --------

NET INCOME (LOSS)                         $ 57,791     ($104,894)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  8,637      $ 10,604
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $ 49,154     ($115,498)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .39     ($    .91)
                                          ========      ========
UNITS OUTSTANDING                          126,306       126,306
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   ------------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                 $1,015,009    $  924,448
  Interest and other income                  7,831         9,238
  Loss on sale of net profits and
   royalty interests in oil and
   gas properties                      (    59,404)  (     1,600)
                                        ----------    ----------
                                        $  963,436    $  932,086

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                       $  494,377    $1,199,355
  General and administrative               117,526       114,425
                                        ----------    ----------
                                        $  611,903    $1,313,780
                                        ----------    ----------

NET INCOME (LOSS)                       $  351,533   ($  381,694)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   36,960    $   28,890
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  314,573   ($  410,584)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     2.49   ($     3.25)
                                        ==========    ==========
UNITS OUTSTANDING                          126,306       126,306
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $351,533   ($  381,694)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        494,377     1,199,355
   Loss on sale of net profits and
     royalty interests in oil and
     gas properties                         59,404         1,600
   Increase in accounts receivable       (   9,255)  (    94,153)
                                          --------    ----------
  Net cash provided by operating
   activities                             $896,059    $  725,108

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  1,625)  ($   16,415)
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                          124,424         9,590
                                          --------    ----------
  Net cash provided (used) by
   investing activities                   $122,799   ($    6,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($909,900)  ($  820,000)
                                          --------    ----------
  Net cash used by financing
   activities                            ($909,900)  ($  820,000)
                                          --------    ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $108,958   ($  101,717)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      288,117       430,665
                                          --------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $397,075    $  328,948
                                          ========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996          1995
                                       ------------  -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  252,460    $  167,076
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                  146,405       150,207
                                        ----------    ----------
       Total current assets             $  398,865    $  317,283

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                 2,525,888     2,908,234
                                        ----------    ----------
                                        $2,924,753    $3,225,517
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   63,331)  ($   48,425)
  Limited Partners, issued and
   outstanding, 118,449 units            2,988,084     3,273,942
                                        ----------    ----------
       Total Partners' capital          $2,924,753    $3,225,517
                                        ----------    ----------
                                        $2,924,753    $3,225,517
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ---------     ----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $229,184      $272,415
  Interest and other income                  2,045         2,420
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           25,833           378
                                          --------      --------
                                          $257,062      $275,213

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $110,748      $402,946
  General and administrative                33,737        33,503
                                          --------      --------
                                          $144,485      $436,449
                                          --------      --------

NET INCOME (LOSS)                         $112,577     ($161,236)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  9,956      $  8,056
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $102,621     ($169,292)
                                          ========      ========
NET INCOME (LOSS) per unit                $    .87     ($   1.43)
                                          ========      ========
UNITS OUTSTANDING                          118,449       118,449
                                          ========      ========

         The accompanying notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         ---------   ------------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $775,627    $  737,367
  Interest and other income                  5,059         6,568
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           25,833           409
                                          --------    ----------
                                          $806,519    $  744,344

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $377,888    $1,156,153
  General and administrative               107,574       107,533
                                          --------    ----------
                                          $485,462    $1,263,686
                                          --------    ----------

NET INCOME (LOSS)                         $321,057   ($  519,342)
                                          ========    ==========
GENERAL PARTNER - NET INCOME              $ 30,915    $   20,279
                                          ========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)      $290,142   ($  539,621)
                                          ========    ==========
NET INCOME (LOSS) per unit                $   2.45   ($     4.56)
                                          ========    ==========
UNITS OUTSTANDING                          118,449       118,449
                                          ========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $321,057   ($  519,342)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        377,888     1,156,153
   Gain on sale of net profits and
     royalty interests in oil and
     gas properties                      (  25,833)  (       409)
   Decrease in accounts receivable           3,802         6,386
                                          --------    ----------
  Net cash provided by operating
   activities                             $676,914    $  642,788

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    $    -     ($   29,531)
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                           30,291           460
                                          --------    ----------
  Net cash provided (used) by
   investing activities                   $ 30,291   ($   29,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($621,821)  ($  551,000)
                                          --------    ----------
  Net cash used by financing
   activities                            ($621,821)  ($  551,000)
                                          --------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 85,384    $   62,717

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      167,076       140,602
                                          --------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $252,460    $  203,319
                                          ========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996          1995
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  588,691   $  254,180
  Accounts receivable:
   Net profits and royalty interests
     in oil and gas sales                   305,548      231,575
                                         ----------   ----------
       Total current assets              $  894,239   $  485,755

NET PROFITS AND ROYALTY INTERESTS IN
  OIL AND GAS PROPERTIES, net,
  utilizing the successful efforts
  method                                  4,062,571    4,684,277
                                         ----------   ----------
                                         $4,956,810   $5,170,032
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   64,190) ($   47,281)
  Limited Partners, issued and
   outstanding, 143,041 units             5,021,000    5,217,313
                                         ----------   ----------
       Total Partners' capital           $4,956,810   $5,170,032
                                         ----------   ----------
                                         $4,956,810   $5,170,032
                                         ==========   ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         ---------     ----------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                   $663,156      $312,751
  Interest and other income                  3,603         3,388
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           23,722           936
                                          --------      --------
                                          $690,481      $317,075

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                         $264,323      $419,822
  General and administrative                40,740        40,942
                                          --------      --------
                                          $305,063      $460,764
                                          --------      --------

NET INCOME (LOSS)                         $385,418     ($143,689)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 29,664      $  9,608
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)      $355,754     ($153,297)
                                          ========      ========
NET INCOME (LOSS) per unit                $   2.49     ($   1.07)
                                          ========      ========
UNITS OUTSTANDING                          143,041       143,041
                                          ========      ========


            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                       -----------   ------------

REVENUES:
  Net profits and royalty interests
   in oil and gas sales                 $1,511,302    $  972,654
  Interest and other income                  8,345         8,098
  Gain on sale of net profits and
   royalty interests in oil and
   gas properties                           23,722         2,015
                                        ----------    ----------
                                        $1,543,369    $  982,767

COSTS AND EXPENSES:
  Depletion of net profits and
   royalty interests in oil and
   gas properties                       $  684,396    $1,168,374
  General and administrative               129,872       135,541
                                        ----------    ----------
                                        $  814,268    $1,303,915
                                        ----------    ----------

NET INCOME (LOSS)                       $  729,101   ($  321,148)
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   63,414    $   30,678
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)    $  665,687   ($  351,826)
                                        ==========    ==========
NET INCOME (LOSS) per unit              $     4.65   ($     2.46)
                                        ==========    ==========
UNITS OUTSTANDING                          143,041       143,041
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                        -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $  729,101   ($  321,148)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of net profits and
     royalty interests in oil and
     gas properties                        684,396     1,168,374
   Gain on sale of net profits and
     royalty interests in oil and
     gas properties                    (    23,722)  (     2,015)
   Increase in accounts receivable     (    73,973)  (   122,816)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,315,802    $  722,395

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   63,382)  ($   14,446)
  Proceeds from sale of net profits
   and royalty interests in oil and
   gas properties                           24,414         3,769
                                        ----------    ----------
  Net cash used by investing
   activities                          ($   38,968)  ($   10,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  942,323)  ($  668,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($  942,323)  ($  668,000)
                                        ----------    ----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  334,511    $   43,718

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      254,180       212,966
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  588,691    $  256,684
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of September 30, 1996, combined statements of operations for the three and nine months ended September 30, 1996 and 1995 and combined statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1996, the combined results of operations for the three and nine months ended September 30, 1996 and 1995 and the combined cash flows for the nine months ended September 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for the Partnerships' direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
        Partnership        and Administrative        Overhead
        -----------        ------------------     --------------
            P-1                  $2,915              $28,440
            P-2                   2,590               23,709
            P-3                   4,549               44,640
            P-4                   5,611               33,240
            P-5                   2,567               31,170
            P-6                   3,099               37,641

     During the nine months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
        Partnership        and Administrative        Overhead
        -----------        ------------------     --------------
            P-1                 $13,477             $ 85,320
            P-2                  11,396               71,127
            P-3                  20,883              133,920
            P-4                  17,806               99,720
            P-5                  14,064               93,510
            P-6                  16,949              112,923

     Affiliated companies are the operator of certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities, together with any compressor rental, consulting, or other services provided.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The limited partnerships were formed for the purpose of investing in the related NPI Partnerships. The NPI Partnerships are engaged in the business of acquiring net profits interests and royalty interests in producing oil and gas properties located in the continental United States. In general, each NPI Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each limited partnership, and its related NPI Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. A net profits interest in oil and gas properties entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying working interest in the oil and gas properties. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

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

     Net proceeds from the Partnerships' net profits and royalty interests less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     During  the nine  months ended September  30, 1996  the following
     Partnerships  sold  their  interests   in  several  oil  and  gas
     properties.  Proceeds from such sales were as follows:

                                       Proceeds for
                                    Nine Months Ended
               Partnership          September 30, 1996
               -----------         ---------------------
                    P-1                 $ 89,653
                    P-2                   63,777
                    P-3                  116,015
                    P-4                  124,424
                    P-5                   30,291

     Such proceeds will be included in the determination of the amount of the cash distributions to be paid to the Limited Partners of such Partnerships during November 1996.

RESULTS OF OPERATIONS
---------------------

     PARTNERSHIP P-1

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three Months Ended September 30,
                                   --------------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $295,262           $248,805
           Barrels produced              7,592              9,283
           Mcf produced                116,249            128,783
           Average price/Bbl          $  20.93           $  17.79
           Average price/Mcf          $   1.81           $   1.42

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $46,457 (18.67%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $79,374 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $58,080 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,691 barrels and 12,534 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of oil sold was primarily due to (i) the sale of two oil producing wells during 1996, (ii) the normal declines in production due to diminished oil reserves for the three months ended September 30, 1996 as compared to the three months ended

     September 30, 1995, and (iii) positive prior period volume adjustments made by the purchaser on two wells during the three months ended September 30, 1995. Average oil and natural gas prices increased to $20.93 per barrel and $1.81 per Mcf, respectively, for the three months ended September 30, 1996 from $17.79 per barrel and $1.42 per Mcf, respectively, for the three months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $149,011 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 27.2% for the three months ended September 30, 1996 from 92.2% for the three months ended
     September 30, 1995. This decrease was primarily due to the upward reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $1,611 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees and printing and postage expenses during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 10.6% for the three months ended September 30, 1996 from 12.0% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                       1996                1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $915,872           $674,021
           Barrels produced             26,287             29,263
           Mcf produced                370,260            359,238
           Average price/Bbl          $  19.18           $  16.79
           Average price/Mcf          $   1.81           $   1.31

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $241,851 (35.88%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $249,558 was related to the increases in the average prices of oil and natural gas sold and $19,950 was related to an increase in the volumes of natural gas sold, partially offset by a $57,080 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 2,976 barrels, while volumes of natural gas sold increased by 11,022 Mcf for the nine months ended September 30,

     1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.18 per barrel and $1.81 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.79 per barrel and $1.31 per Mcf, respectively, for the nine months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $402,724 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 28.6% for the nine months ended September 30, 1996 from 98.7% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 10.8% for the nine months ended September 30, 1996 from 14.5% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Cumulative cash distributions to the Limited Partners through September 30, 1996 were $8,455,558 or 78.24% of Limited Partners' capital contributions.

     PARTNERSHIP P-2

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three Months Ended September 30,
                                   --------------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $222,515           $196,005
           Barrels produced              5,313              6,719
           Mcf produced                 99,108            113,258
           Average price/Bbl          $  20.88           $  17.77
           Average price/Mcf          $   1.78           $   1.43

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $26,510 (13.53%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $60,536 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $54,544 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,406 barrels and 14,150 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold was primarily due to (i) the sale of two oil producing wells during 1996, (ii) the normal declines in production due to diminished oil reserves on several wells for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) positive prior period volume adjustments made by the purchaser on two wells during the three months ended September 30, 1995. Average oil and natural gas prices increased to $20.88 per barrel and $1.78 per Mcf, respectively, for the three months ended September 30, 1996 from $17.77 per barrel and $1.43 per Mcf, respectively, for the three months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $113,710 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 32.9% for the three months ended September 30, 1996 from 95.3% for the three months ended September 30, 1995. This percentage decrease was primarily due to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $1,625 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees, printing and postage expenses, and filing fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 11.8% for the three months ended September 30, 1996 from 12.6% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                       1996                1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $700,557           $516,530
           Barrels produced             18,744             21,116
           Mcf produced                313,622            308,777
           Average price/Bbl          $  19.23           $  16.83
           Average price/Mcf          $   1.80           $   1.35

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $184,027 (35.63%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $189,628 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $45,614 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 2,372 barrels, while volumes of natural gas sold increased by 4,845 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.23 per barrel and $1.80 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.83 per barrel and $1.35 per Mcf, respectively, for the nine months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $291,930 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 34.0% for the nine months ended September 30, 1996 from 102.6% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 11.8% for the nine months ended September 30, 1996 from 15.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Cumulative cash distributions to the Limited Partners through September 30, 1996 were $6,433,561 or 71.41% of Limited Partners' capital contributions.

     PARTNERSHIP P-3

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three Months Ended September 30,
                                   --------------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $413,580           $354,026
           Barrels produced              9,804             12,398
           Mcf produced                186,806            208,146
           Average price/Bbl          $  20.88           $  17.76
           Average price/Mcf          $   1.77           $   1.42

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $59,554 (16.82%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $111,533 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $91,935 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 2,594 barrels and 21,340 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold was primarily due to (i) the sale of two oil producing wells during 1996, (ii) the normal declines in production due to diminished oil reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and (iii) the shutting-in of another well during the three months ended September 30, 1996 due to mechanical difficulties. Average oil and natural gas prices increased to $20.88 per barrel and $1.77 per Mcf, respectively, for the three months ended September 30, 1996 from $17.76 per barrel and $1.42 per Mcf, respectively, for the three months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $203,310 for the three months ended September 30, 1996 as compared to the three months ended
     September 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 33.2% for the three months ended September 30, 1996 from 96.2% for the three months ended September 30, 1995. This percentage decrease was primarily due to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $2,015 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in both legal fees and printing and postage expenses during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 11.9% for the three months ended September 30, 1996 as compared to 13.3% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                         1996              1995
                                      ----------         --------
           Net profits and royalty
             interests in oil and
             gas sales                $1,303,710         $952,458
           Barrels produced               34,689           39,083
           Mcf produced                  591,800          579,657
           Average price/Bbl          $    19.23         $  16.83
           Average price/Mcf          $     1.79         $   1.35

     As  shown in  the  table above,  total  net profits  and  royalty interests in oil and gas sales increased $351,252 (36.88%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $348,848 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $84,497 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 4,394 barrels, while volumes of natural gas sold increased by 12,143 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.23 per barrel and $1.79 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.83 per barrel and $1.35 per Mcf, respectively, for the nine months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $331,121 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to upward revisions of previous reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 34.3% for the nine months ended September 30, 1996 from 103.0% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 11.9% for the nine months ended September 30, 1996 from 16.2% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Cumulative  cash distributions  to the  Limited Partners  through
     September  30,  1996  were   $11,492,401  or  67.75%  of  Limited
     Partners' capital contributions.

     PARTNERSHIP P-4

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three Months Ended September 30,
                                   --------------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $300,523           $312,566
           Barrels produced              5,134              8,142
           Mcf produced                155,666            207,886
           Average price/Bbl          $  21.57           $  17.71
           Average price/Mcf          $   1.90           $   1.38

     As shown in the table above, total net profits and royalty interests in oil and gas sales decreased 12,043 (3.85%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this decrease, $164,101 was related to the decreases in the volumes of oil and natural gas sold, partially offset by an increase of $139,529 related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 3,008 barrels and 52,220 Mcf, respectively, for the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold was primarily due to (i) the sale of one oil producing well during 1996, (ii) the shutting-in of another well during 1996 due to mechanical difficulties, and (iii) the normal declines in production due to diminished oil reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold was primarily due to (i) normal declines in production due to diminished natural gas reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, (ii) the sale of several wells during 1996, and (iii) increased production on two wells during the three months ended September 30, 1995 due to repairs performed in order to improve the recovery of reserves. Average oil and natural gas prices increased to $21.57 per barrel and $1.90 per Mcf, respectively, for the three months ended September 30, 1996 from $17.71 per barrel and $1.38 per Mcf, respectively, for the three months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $248,917 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease was primarily due to (i) upward revisions of previous reserve estimates at December 31, 1995, (ii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, and (iii) a decrease in the equivalent units of production sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 49.0% for the three months ended September 30, 1996 from 126.8% for the three months ended September 30, 1995. This percentage decrease was primarily due to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $3,131 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in both legal and other professional fees and printing and postage expenses during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 12.9% for the three months ended September 30, 1996 as compared to 11.4% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                         1996              1995
                                      ----------         --------
           Net profits and royalty
             interests in oil and
             gas sales                $1,015,009         $924,448
           Barrels produced               17,603           21,995
           Mcf produced                  520,176          645,151
           Average price/Bbl          $    20.21         $  17.65
           Average price/Mcf          $     1.91         $   1.46

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $90,561 (9.8%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $346,625 was related to the increases in the average prices of oil and natural gas sold, partially offset by a decrease of $327,464 related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 4,392 barrels and 124,975 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold was primarily due to (i) the sale of one oil producing well during 1996 and
     (ii) the normal declines in production due to diminished oil reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold was primarily due to (i) the sale of several gas producing wells during the nine months ended September 30, 1996, (ii) the normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, and (iii) positive prior period volume adjustments made by the purchaser during the nine months ended September 30, 1995 on several wells. Average oil and natural gas prices increased to $20.21 per barrel and $1.91 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.65 per barrel and $1.46 per Mcf, respectively, for the nine months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $704,978 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) upward revisions of previous reserve estimates at December 31, 1995, (ii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, and (iii) a decrease in the equivalent units of production sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 48.7% for the nine months ended September 30, 1996 from 129.7% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses increased $3,101 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase was primarily due to an increase in both legal and other professional fees and printing and postage expenses during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 11.6% for the nine months ended September 30, 1996 as compared to 12.3% for the nine months ended September 30, 1995.

     Cumulative cash distributions to the Limited Partners through September 30, 1996 were $9,540,945 or 75.54% of Limited Partners' capital contributions.

     PARTNERSHIP P-5

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three Months Ended September 30,
                                   --------------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $229,184           $272,415
           Barrels produced                293              2,036
           Mcf produced                152,056            222,283
           Average price/Bbl          $  24.71           $  13.72
           Average price/Mcf          $   1.90           $   1.32

     As shown in the table above, total net profits and royalty interests in oil and gas sales decreased $43,231 (15.9%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this decrease, $176,501 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $151,300 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,743 barrels and 70,227 Mcf, respectively, for the three months ended

     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. The decrease in the volumes of oil sold resulted primarily from the normal declines in production on two wells due to diminished oil reserves during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal declines in production due to diminished natural gas reserves on several wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and (ii) positive prior period volume adjustments made by the purchasers on three wells during the three months ended September 30, 1995. Average oil and natural gas prices increased to $24.71 per barrel and $1.90 per Mcf, respectively, for the three months ended September 30, 1996 from $13.72 per barrel and $1.32 per Mcf, respectively, for the three months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $292,198 for the three months ended September 30, 1996 as compared to the three months ended
     September 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in the equivalent units of production sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 48.3% for the three months ended September 30, 1996 from 147.9% for the three months ended September 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses increased to 14.7% for the three months ended September 30, 1996 from 12.3% for the three months ended September 30, 1995. This percentage increase was primarily due to the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                       1996                1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $775,627           $737,367
           Barrels produced              6,380              8,371
           Mcf produced                486,994            622,609
           Average price/Bbl          $  18.85           $  16.93
           Average price/Mcf          $   1.82           $   1.31

      As shown in the table above, total net profits and royalty interests in oil and gas sales increased $38,260 (5.2%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $333,603 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $284,349 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,991 barrels and 135,615 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended
      September 30, 1995. The decrease in the volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) significant positive prior period volume adjustments made by the purchaser on two wells during the nine months ended September 30, 1995 and (ii) the normal declines in production due to diminished natural gas reserves on two wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $18.85 per barrel and $1.82 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.93 per barrel and $1.31 per Mcf, respectively, for the nine months ended September 30, 1995.

      Depletion of net profits and royalty interests in oil and gas properties decreased $778,265 for the nine months ended
      September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, (ii) upward revisions of previous reserve estimates at December 31, 1995, and (iii) the decrease in the equivalent units of production sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and natural gas sales, this expense decreased to 48.7% for the nine months ended September 30, 1996 from 156.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses remained relatively constant at 13.9% for the nine months ended September 30, 1996 as compared to 14.6% for the nine months ended September 30, 1995.

      Cumulative cash  distributions to  the Limited Partners  through
      September  30,  1996  were   $5,115,759  or  43.19%  of  Limited
      Partners' capital contributions.

      PARTNERSHIP P-6

      THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.
                                   Three Months Ended September 30,
                                   --------------------------------
                                        1996               1995
                                      --------           --------
           Net profits and royalty
             interests in oil and
             gas sales                $663,156           $312,751
           Barrels produced              5,705              4,624
           Mcf produced                348,846            391,377
           Average price/Bbl          $  21.11           $  15.42
           Average price/Mcf          $   2.06           $   1.12

     As  shown in  the  table above,  total  net profits  and  royalty interests in oil and gas sales increased $350,405 (112.0%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $367,894 was related to the increase in the average price of natural gas sold, partially offset by a $87,614 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 1,081 barrels, while volumes of natural gas sold decreased 42,531 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase in the volumes of oil sold resulted primarily from increased production due to a recompletion performed on one well and workovers performed on two wells during 1995 in order to improve the recovery of reserves. Average oil and natural gas prices increased to $21.11 per barrel and $2.06 per Mcf, respectively, for the three months ended September 30, 1996 from $15.42 per barrel and $1.12 per Mcf, respectively, for the three months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $155,499 for the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended
     September 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and (ii) upward revisions of previous reserve estimates at December 31, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 39.9% for the three months ended September 30, 1996 from 134.2% for the three months ended
     September 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 6.1% for the three months ended September 30, 1996 from 13.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                         1996              1995
                                      ----------        ----------
           Net profits and royalty
             interests in oil and
             gas sales                $1,511,302        $  972,654
           Barrels produced               17,210            12,838
           Mcf produced                  888,615         1,089,399
           Average price/Bbl          $    19.77        $    16.64
           Average price/Mcf          $     1.92        $     1.25

     As shown in the table above, total net profits and royalty interests in oil and gas sales increased $538,648 (55.38%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $729,897 was related to the increase in the average price of natural gas sold and a $86,434 increase was related to the increase in the volumes of oil sold, partially offset by a $385,505 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil sold increased by 4,372 barrels, while volumes of natural gas sold decreased by 200,784 Mcf for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The increase in the volumes of oil sold resulted primarily from increased production due to a recompletion performed on one well and workovers performed on two wells during 1995 in order to improve the recovery of reserves. The decrease in the volumes of natural gas sold resulted primarily from (i) the normal decline in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, (ii) positive prior period adjustments made by the purchasers on several wells during the nine months ended September 30, 1995, and (iii) the shutting-in of one well due to an unsuccessful recompletion that was performed during the nine months ended September 30, 1996. Average oil and natural gas prices increased to $19.77 per barrel and $1.92 per Mcf, respectively, for the nine months ended
     September 30, 1996 from $16.64 per barrel and $1.25 per Mcf, respectively, for the nine months ended September 30, 1995.

     Depletion of net profits and royalty interests in oil and gas properties decreased $483,978 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and (ii) upward revisions of previous reserve estimates at December 31, 1995. As a percentage of net profits and royalty interests in oil and gas sales, this expense decreased to 45.3% for the nine months ended September 30, 1996 from 120.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the impairment provision and reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses decreased $5,669 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to a decrease in professional fees, printing and postage expenses, and filing fees during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of net profits and royalty interests in oil and gas sales, these expenses decreased to 8.6% for the nine months ended September 30, 1996 from 13.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Cumulative cash distributions to the Limited Partners through September 30, 1996 were $6,207,248 or 43.39% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

          Date of event:           July 17, 1996
          Date filed with SEC:     July 31, 1996
          Item Included:
               Item 5 - Other Events

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


                              (Registrant)

                              By:  GEODYNE RESOURCES, INC.


                                   General Partner




Date:  November 12, 1996      By:    /s/Dennis R. Neill
                                 -------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  November 12, 1996      By:    /s/Patrick M. Hall
                                 -------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.