Form 10-K
period 1996-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1997-03-26
CIK 850427, 850428, 854066, 860744, 863832, 869801

                               FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission File Number:  P-1:  0-17800; P-2:  0-17801;
P-3:  0-18306; P-4:  0-18308; P-5:  0-18637; P-6:  0-18937

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
-------------------------------------------------------------------
        (Exact name of Registrant as specified in its Articles)

                                            P-1:  73-1330245
                                            P-2:  73-1330625
          P-1 and P-2:                      P-3:  73-1336573
              Texas                         P-4:  73-1341929
        P-3 through P-6:                    P-5:  73-1353774
            Oklahoma                        P-6:  73-1357375
---------------------------------       ----------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

          Two West Second Street, Tulsa, Oklahoma      74103
          ---------------------------------------------------
          (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
  Depositary Units of Limited Partnership interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90
days.  Yes   X      No
          -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               Disclosure is not contained herein
         -----
           X   Disclosure is contained herein
         -----

     The   Depository  Units  are   not  publicly  traded,  therefore,
Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

               DOCUMENTS INCORPORATED BY REFERENCE: None

                               FORM 10-K
                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    7
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   16
     ITEM 4.   SUBMISSION   OF  MATTERS  TO  A  VOTE  OF  LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   19

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
     ITEM 5.   MARKET  FOR  UNITS  AND  RELATED  LIMITED  PARTNER
               MATTERS  . . . . . . . . . . . . . . . . . . . . .   19
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   22
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   28
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   49
     ITEM 9.   CHANGES IN  AND DISAGREEMENTS WITH  ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   49

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   50
     ITEM 10.  DIRECTORS  AND EXECUTIVE  OFFICERS OF  THE GENERAL
               PARTNER  . . . . . . . . . . . . . . . . . . . . .   50
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   51
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   58
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   61

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   64
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   64
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   70

                                PART I

ITEM 1.   BUSINESS

     General

     The Geodyne Institutional/Pension Energy Income P-1 Limited Partnership (the "P-1 Partnership") and Geodyne Institutional/Pension Energy Income P-2 Limited Partnership (the "P-2 Partnership") are limited partnerships formed under the Texas Revised Limited Partnership Act and the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 (the "P-3 Partnership"), Geodyne Institutional/Pension Energy Income Limited Partnership P-4 (the "P-4 Partnership"), Geodyne Institutional/Pension Energy Income Limited Partnership P-5 (the "P-5 Partnership"), and Geodyne Institutional/Pension Energy Income Limited Partnership P-6 (the "P-6 Partnership") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act (collectively, the "Partnerships"). Each Partnership is composed of Geodyne Resources, Inc. ("Geodyne"), a Delaware corporation, as the general partner, Geodyne Institutional Depository Company, a Delaware corporation, as the sole initial limited partner, and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on the dates set forth below:

                                        Date of
                    Partnership       Activation
                    -----------    -----------------

                        P-1        October 25, 1988
                        P-2        February 9, 1989
                        P-3        May 10, 1989
                        P-4        November 21, 1989
                        P-5        February 27, 1990
                        P-6        September 5, 1990


     Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K ("Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the Partnerships, and as the managing partner of the related general partnerships.

     The General Partner currently serves as general partner of 29 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing
properties.    At  December  31,  1996,  the  Samson  Companies  owned
interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia. At December 31, 1996, the Samson Companies operated approximately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     The Partnerships are currently engaged in the business of owning net profits and royalty interests in oil and gas properties located in the continental United States. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in producing properties ("Working Interests") which were acquired by affiliated oil and gas investment programs (the "Affiliated Programs"). Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs.
Except where otherwise noted, references to certain operational activities of the Partnerships include the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Annual Report, the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

     In order to prudently manage the properties which are burdened by the Partnerships' Net Profits Interests, it may be appropriate for drilling operations to be conducted on such properties. Since the Partnerships' Net Profits are calculated after considering such costs, the Partnerships also indirectly engage in development drilling.

     As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of March 15, 1997, the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

     The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.


     Funding

     Although the partnership agreement for each Partnership (the "Partnership Agreement") permits each Partnership to incur borrowings, operations and expenses are currently funded out of revenues from each Partnership's Net Profits Interests. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.


     Principal Products Produced and Services Rendered

     The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Partnerships to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and January 1997, however, were somewhat higher than those yearly averages. It is not known whether this was a short-term trend or an indicator of potentially higher average gas prices on a longer-term basis.

     Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Significant Customers

     The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 1996:


      Partnership            Customer            Percentage
      -----------    ------------------------    ----------

          P-1        El Paso Energy Marketing
                       Company ("El Paso")          23.0%
                     Texaco Exploration and
                       Production, Inc.
                       ("Texaco")                   10.4%
                     Chevron U.S.A., Inc.           10.1%

          P-2        El Paso                        22.4%
                     Texaco                         12.6%

          P-3        El Paso                        22.3%
                     Texaco                         12.7%

          P-4        El Paso                        60.2%
                     Mesa Pipeline Co.              18.2%

          P-5        El Paso                        62.0%

          P-6        El Paso                        27.0%
                     Tejas Gas Marketing
                       Company                      13.7%
                     HPL Resources Company          19.1%

      In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

      The Partnerships' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties in which the Partnerships own Net Profits Interests. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.

      Oil, Gas, and Environmental Control Regulations

      Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Partner-ships. Although virtually all of the Partnerships' natural gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance therewith, may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to complete, in a timely fashion, existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

      Insurance Coverage

      The Partnerships by virtue of their Net Profits Interests are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial position and results of operations in that it could negatively impact the cash flow received from the net profits and royalty interests.


ITEM 2.              PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 1996.


              P/ship            Number of Wells(1)
              ------     -------------------------------
                         Total    Oil      Gas    N/A(2)
                         -----   -----    -----   ------

               P-1       4,547   1,999      917   1,631
               P-2       4,701   2,027    1,037   1,637
               P-3       4,701   2,027    1,037   1,637
               P-4         356     117      229      10
               P-5         729     227      337     165
               P-6         799     243      388     168

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2)  Wells which have not been designated as oil or gas.


     Drilling Activities

     The Partnerships' net profits interests were not burdened by any drilling activities during the year ended December 31, 1996.

     Oil and Gas Production, Revenue, and Price History

     The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' net profits interests, revenues attributable to such production, and certain price information.

                          Net Production Data

                            P-1 Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------

  Production:
    Oil (Bbls)                     33,798      39,075      45,617
    Gas (Mcf)                     468,446     524,079     544,265

  Oil and gas sales:
    Oil                        $  670,897  $  629,419  $  677,797
    Gas                           911,723     704,485     863,753
                                ---------   ---------   ---------
      Total                    $1,582,620  $1,333,904  $1,541,550
                                =========   =========   =========
  Average sales price:
    Per barrel of oil              $19.85      $16.11      $14.86
    Per Mcf of gas                   1.95        1.34        1.59

                          Net Production Data

                            P-2 Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------

  Production:
    Oil (Bbls)                     24,049      28,040      32,934
    Gas (Mcf)                     390,047     443,985     418,655

  Oil and gas sales:
    Oil                        $  478,550  $  453,329  $  491,847
    Gas                           764,204     604,448     698,313
                                ---------   ---------   ---------
      Total                    $1,242,754  $1,057,777  $1,190,160
                                =========   =========   =========
  Average sales price:
    Per barrel of oil              $19.90      $16.17      $14.93
    Per Mcf of gas                   1.96        1.36        1.67

                          Net Production Data

                            P-3 Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------

  Production:
    Oil (Bbls)                     44,496      51,963      61,063
    Gas (Mcf)                     737,600     840,970     790,479

  Oil and gas sales:
    Oil                        $  885,630  $  840,314  $  912,173
    Gas                         1,441,296   1,143,030   1,323,422
                                ---------   ---------   ---------
      Total                    $2,326,926  $1,983,344  $2,235,595
                                =========   =========   =========
  Average sales price:
    Per barrel of oil              $19.90      $16.17      $14.94
    Per Mcf of gas                   1.95        1.36        1.67


                          Net Production Data

                            P-4 Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------

  Production:
    Oil (Bbls)                     22,949      28,847      34,540
    Gas (Mcf)                     630,841     885,642     914,352

  Oil and gas sales:
    Oil                        $  477,130  $  505,129  $  556,163
    Gas                         1,332,412   1,299,908   1,797,244
                                ---------   ---------   ---------
      Total                    $1,809,542  $1,805,037  $2,353,407
                                =========   =========   =========
  Average sales price:
    Per barrel of oil              $20.79      $17.51      $16.10
    Per Mcf of gas                   2.11        1.47        1.97

                          Net Production Data

                            P-5 Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------

  Production:
    Oil (Bbls)                     10,757      10,842       9,313
    Gas (Mcf)                     627,998     784,863     901,804

  Oil and gas sales:
    Oil                        $  214,553  $  185,791  $  145,298
    Gas                         1,229,170   1,061,514   1,406,503
                                ---------   ---------   ---------
      Total                    $1,443,723  $1,247,305  $1,551,801
                                =========   =========   =========
  Average sales price:
    Per barrel of oil              $19.95      $17.14      $15.60
    Per Mcf of gas                   1.96        1.35        1.56


                          Net Production Data

                            P-6 Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------

  Production:
    Oil (Bbls)                     21,377      19,149      19,711
    Gas (Mcf)                   1,162,652   1,380,123   1,502,411

  Oil and gas sales:
    Oil                        $  437,360  $  318,880  $  308,168
    Gas                         2,359,218   1,819,370   2,207,083
                                ---------   ---------   ---------
      Total                    $2,796,578  $2,138,250  $2,515,251
                                =========   =========   =========
  Average sales price:
    Per barrel of oil              $20.46      $16.65      $15.63
    Per Mcf of gas                   2.03        1.32        1.47

     Proved Reserves and Net Present Value

     The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996 which were attributable to the Partnerships' Net Profits Interests. (Throughout this Annual Report, such interests will be referred to as the Partnerships' "proved reserves.") The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value of the proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circum-stances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value of the proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the net present value of proved reserves for the year ended December 31, 1995 and substantially higher than the average prices received by the Partnerships in each of the last several years. There can be no assurance that the prices used in calculating the net present value at December 31, 1996 will actually be realized for such production.

     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


                          Proved Reserves and
                          Net Present Values
                         From Proved Reserves

                      As of December 31, 1996(1)

P-1 Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                          2,701,360
    Oil and liquids (Bbls)                               251,262

  Net present value (discounted at 10% per annum)    $ 7,404,164


P-2 Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                          2,448,132
    Oil and liquids (Bbls)                               185,693

  Net present value (discounted at 10% per annum)    $ 6,229,263


P-3 Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                          4,622,201
    Oil and liquids (Bbls)                               344,453

  Net present value (discounted at 10% per annum)    $11,681,283


P-4 Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                          3,123,119
    Oil and liquids (Bbls)                                75,797

  Net present value (discounted at 10% per annum)    $ 7,075,498

P-5 Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                          3,261,422
    Oil and liquids (Bbls)                                51,531

  Net present value (discounted at 10% per annum)    $ 6,221,996


P-6 Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                          5,483,120
    Oil and liquids (Bbls)                               140,380

  Net present value (discounted at 10% per annum)    $10,610,058

---------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports which were prepared by the General Partner and reviewed by Ryder Scott.


     No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnership's proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.


Significant Properties

     The following table sets forth certain well and reserve information for the basins in which the Partnerships own a significant amount of Net Profits Interests. The table contains the following information for each significant basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

     The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Gulf Coast Basin is located in southern Louisiana and southeast Texas. The Southern Oklahoma Folded Belt Basin is located in southern Oklahoma, while the Permian Basin is located in west Texas and southeast New Mexico. Southern Arkansas and northern Louisiana contain the Arkla Basin. The San Juan Basin is located in northwest New Mexico and southwest Colorado.

                        Significant Properties
                        ----------------------

                           Wells
                        Operated by
                        Affiliates      Oil        Gas
                Total   -----------   Reserves    Revenues   Present
Basin           Wells   Number   %     (Bbl)       (Mcf)      Value
-----------     -----   ------  ---   --------   ---------  ---------
P-1 P/ship:
  Permian       4,320      4     -%    230,317   4,833,187  4,868,788
  Anadarko         99     17    17%      6,041   2,201,293  2,217,534

P-2 P/ship:
  Permian       4,322      4     0%    157,410   3,303,957  3,327,206
  Anadarko         99     17    17%      6,062   1,748,618  1,760,943
  South. Ok.
   Folded Belt     29     23    79%     10,616     722,681    727,600

P-3 P/ship:
  Permian       4,322      4     0%    290,297   6,095,878  6,138,658
  Anadarko         99     17    17%     11,387   3,252,278  3,275,323
  South. Ok.
   Folded Belt     29     23    79%     20,883   1,420,922  1,431,177

P-4 P/ship:
  Gulf Coast       79     25    32%     53,038   2,886,047  2,967,058
  Anadarko         67     10    15%      9,941   1,876,699  1,930,052
  Arkla            40      -     -%      4,084     797,302    818,822
  San Juan        125      -     -%      3,716     779,852    802,499

P-5 P/ship:
  Anadarko        159     34    21%      9,444   3,858,963  3,818,764
  South. Ok.
   Folded Belt     98      -     -%     22,827   1,146,384  1,134,357
  Permian         118     27    23%     12,681     825,474    816,812

P-6 P/ship:
  Anadarko        159     34    21%      6,214   3,573,404  3,543,490
  Permian         123     29    24%     14,973   2,764,717  2,742,059
  South. Ok.
   Folded Belt    118     17    14%     99,128   1,689,707  1,675,973
  Gulf Coast       26      7    27%      1,285   1,512,007  1,499,388

     Title to Oil and Gas Properties

     Management believes that the Partnerships have satisfactory title to their Net Profits Interests. Record title to all of the properties subject to the Partnerships' Net Profits Interests is held by either the Partnerships or Geodyne Nominee Corporation, an affiliate of the General Partner.

     Title to the Partnerships' Net Profits Interests is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Partnerships' Net Profits Interests therein or materially interfere with their use in the operation of the Partnerships' business.


ITEM 3.   LEGAL PROCEEDINGS

     On December 6, 1994, the Partnerships, among other parties, were named as defendants in a lawsuit alleging causes of action based on fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied covenant, and breach of contract in connection with the offer and sale of units in the Partnerships ("Units") (Marion Wolfe v. Geodyne Resources, Inc., et al. Case No. 94-059799, District Court of Harris County, Texas). The plaintiff's petition alleged that the lawsuit was being brought as a class action on behalf of the investors who purchased Units. The lawsuit has been consolidated with another lawsuit which is also pending in Harris County, Texas, Sidney Neidick, et al. v. Geodyne Resources, Inc., et al, Case No. 94-052860, District Court of Harris County, Texas. On June 7, 1995, Geodyne and the Partnerships were dismissed without prejudice as defendants in the matter. In addition, on June 7, 1995, the matter was certified as a class action. A class action notice was mailed on June 7, 1995 to all Limited Partners who are members of the class.

     On November 23 and 25, 1994, Geodyne, PaineWebber Incorporated ("PaineWebber"), and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc. et al, Case No. 94-CIV-8558, U.S. District Court, Southern District of New York and Romine v. PaineWebber, Inc., et al, Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne is not a party) under the title In
Re: PaineWebber Limited Partnerships' Litigation (the "Federal Partnership Class Action") and was certified as a class action on May 30, 1995. A class action notice was mailed on June 7, 1995 to all members of the class. The Federal Partnership

Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. The amended complaint in the Federal Partnership Class Action no longer asserts any claim directly against Geodyne.

     On January 18, 1996, PaineWebber issued a press release indicating that it had reached an agreement to settle the pending Federal Partnership Class Action along with the consolidated Neidick matter referred to above (collectively, the "PaineWebber Partnership Class Actions"), along with a settlement with the SEC and an agreement to settle with various state securities regulators. On that date, PaineWebber paid $125 million into an interest bearing account as part of a memorandum of understanding in connection with the proposed settlement (the "Settlement Fund"). The Settlement Fund applies to claims related to both the Partnerships and certain other investment programs sold by PaineWebber. In addition, PaineWebber agreed to a SEC administrative order creating a capped $40 million fund (the "SEC Claims Fund"), which is to be distributed to eligible Limited Partners by an independent administrator (the "Claims Administrator"); a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administrators. Such settlement is not an obligation of either the Partnerships or Geodyne and, accordingly, would not affect the financial statements of the Partnerships.

     In connection with the PaineWebber Partnership Class Actions, on July 17, 1996 the federal court entered a preliminary order regarding the settlement proceedings referred to above. Pursuant to that order, plaintiffs' counsel mailed to class members the Class Settlement Notice (the "Notice") and Proof of Claim. Eligible class members are generally those who purchased their Units through PaineWebber on or before December 31, 1992 and who have not (i) previously opted out of the Class, (ii) previously released PaineWebber, or (iii) finally adjudicated their claims against PaineWebber.

     Plaintiffs' counsel will be responsible for allocating payments from the $125 million Settlement Fund previously funded by PaineWebber among eligible Limited Partners and investors in other unrelated PaineWebber partnerships in accordance with the settlement. The amount and date of any payment will vary depending upon many factors set forth in the Notice. It is currently expected that payments from the Settlement Fund will be made some time in 1997.

     In addition, eligible Limited Partners in the Partnerships who held their Units on June 3, 1996 may be entitled to certain additional payments from an escrow fund to which PaineWebber will make payments through May 30, 2001 if spot market oil and natural gas prices as reported by the New York Mercantile Exchange fall below certain thresholds set forth in the Notice (the "Pricing Guarantee"). The threshold prices used in the Pricing Guarantee are $18.00 per barrel of oil and $1.80 per Mcf of gas. Under the Notice, PaineWebber payments, if any, made pursuant to the Pricing Guarantee will be paid to Limited Partners of record on June 30, 1996 irrespective of whether they subsequently sell/dispose of their Units to third parties. The Pricing Guarantee does NOT attach to the Units as an attribute of ownership in the Partnerships and is not an obligation of either Geodyne or the Partnerships.

     A look back provision is also included in the settlement which may provide additional funds as of January 1, 2001 for eligible Limited Partners. Class members who sold their Units prior to June 30, 1996 will not be eligible for payments, if any, under the Pricing Guarantee or the look back provision.

     Eligible Limited Partners were required to timely execute and return a proof of claim by January 17, 1997 in order to participate in the settlement.

     In connection with the SEC Claims Fund, on April 17, 1996, PaineWebber mailed a Notice and Claim Form to each Limited Partner who purchased Units in the Partnerships through PaineWebber from January 1, 1986 to December 31, 1992. Limited Partners are not eligible to participate in the claims process if they (i) previously reached a settlement with PaineWebber or (ii) had their direct investment claim resolved by a court or in arbitration. Participation in the claims process is optional, and does not prevent a Limited Partner from pursuing any other remedy against PaineWebber that may be available. Limited Partners had until October 22, 1996 to complete the claim form and return it to the Claims Administrator. The determination of whether a Limited Partner is entitled to a recovery under the SEC Claims Fund will be based on whether or not the Claims Administrator determines that the Limited Partner's investment in the Partnerships was suitable for him at the time of purchase. In addition, if the Limited Partner has opted out of the PaineWebber Partnership Class Action and has not already settled with PaineWebber or has had a claim resolved by a court or in arbitration, the Claims Administrator will also consider allegations that misrepresentations were made in connection with the sale of the Units.

     On March 20, 1997 the settlement described above was confirmed by the federal court.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the Limited Partners of any Partnership during 1996.


                                PART II

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

     As of February 28, 1997, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of    Limited
               Partnership      Units      Partners
               -----------    ---------    --------

                   P-1         108,074        887
                   P-2          90,094        663
                   P-3         169,637      1,510
                   P-4         126,306      1,006
                   P-5         118,449      1,074
                   P-6         143,041        828


     Units were initially sold for a price of $100. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. However, the General Partner believes that these transfers have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

     Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purposes of this Annual Report, a Unit represents an initial subscription of $100 to a Partnership.

                        Repurchase Offer Prices
                        -----------------------

                   1995                      1996            1997
          ----------------------    ---------------------    ----
          1st   2nd   3rd   4th     1st   2nd   3rd  4th     1st
P/ship    Qtr.  Qtr.  Qtr.  Qtr.    Qtr.  Qtr.  Qtr. Qtr.    Qtr.
------    ----  ----  ----  ----    ----  ----  ---- ----    ----

 P-1      $24   $24   $23   $21     $19   $17   $25  $22     $20
 P-2       27    24    22    21      19    17    24   21      19
 P-3       27    24    22    21      19    17    24   21      19
 P-4       19    21    19    17      15    12    18   15      13
 P-5       19    18    16    15      13    12    16   14      12
 P-6       33    32    30    29      27    25    26   22      20


     Cash Distributions

     Cash distributions are primarily dependent upon a Partnership's cash receipts from its Net Profits Interests and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

     The following is a summary of cash distributions paid to the Limited Partners for the years ended December 31, 1995 and 1996 and for the first quarter of 1997:

                          Cash Distributions
                          ------------------

                                  1995
                   ----------------------------------
                     1st      2nd      3rd      4th
    P/ship         Quarter  Quarter  Quarter  Quarter
    ------         -------  -------  -------  -------

     P-1            $1.76    $1.67    $1.85    $1.71
     P-2             1.61     1.44     1.44     1.55
     P-3             1.56     1.62     1.47     1.56
     P-4             2.26     2.30     1.62     2.18
     P-5             0.93     1.86     1.65     1.35
     P-6             1.08     1.47     1.89     1.29


                                 1996                   1997
                ------------------------------------   -------
                  1st      2nd      3rd       4th        1st
    P/ship      Quarter  Quarter  Quarter   Quarter    Quarter
    ------      -------  -------  -------  ---------   -------

     P-1         $1.98    $2.00    $2.45    $2.98(1)    $2.61(1)
     P-2          1.64     1.70     2.31     2.77(1)     2.36(1)
     P-3          1.69     1.70     2.06     2.76(1)     2.33(1)
     P-4          2.09     2.41     2.19     2.93(1)     2.54(1)
     P-5          1.40     1.61     1.85     2.01(1)     2.00(1)
     P-6          1.61     2.20     2.22     4.04(1)     2.09


-----------------------
(1)  Includes proceeds from the sale of Net Profits Interests.

ITEM 6.   SELECTED FINANCIAL DATA

     The following  tables present selected  financial data  for the Partnerships.   This  data
should be  read in  conjunction with  the financial  statements  of the  Partnerships, and  the
respective notes  thereto, included elsewhere  in this Annual Report.   See "Item  8. Financial
Statements and Supplementary Data."

                                    Selected Financial Data

                                        P-1 Partnership
                                        ---------------

                               1996          1995          1994          1993          1992
                           ------------  ------------  ------------  ------------  ------------
Net Profits                 $1,191,311    $  935,026    $1,089,659    $1,216,344    $1,220,250
Net Income (Loss):
  Limited Partners             773,173         6,098   (    82,364)       84,309       290,109
  General Partner               53,849        33,359        38,499        45,008        51,025
  Total                        827,022        39,457   (    43,865)      129,317       341,134
Limited Partners' Net
  Income (Loss) per
  Unit                            7.15           .06   (       .76)          .78          2.68
Limited Partners' Cash
  Distributions per Unit          9.41          6.99          8.60          8.92         10.75
Total Assets                 3,230,759     3,488,930     4,243,473     5,268,338     6,151,083
Partners' Capital (Deficit)
  Limited Partners           3,293,425     3,537,252     4,286,154     5,298,518     6,178,586
  General Partner          (    62,666)  (    48,322)  (    42,681)  (    30,180)  (    27,503)
Number of Units
  Outstanding                  108,074       108,074       108,074       108,074       108,074

                                    Selected Financial Data

                                        P-2 Partnership
                                        ---------------

                               1996          1995          1994          1993          1992
                           ------------  ------------  ------------  ------------  ------------
Net Profits                 $  911,429    $  715,608    $  786,768    $  962,561    $  962,052
Net Income (Loss):
  Limited Partners             551,248   (   182,851)  (    99,086)  (    54,217)      168,320
  General Partner               40,232        23,562        26,363        34,851        39,309
  Total                        591,480   (   159,289)  (    72,723)  (    19,366)      207,629
Limited Partners' Net
  Income (Loss) per Unit          6.12   (      2.03)  (      1.10)  (       .60)         1.87
Limited Partners' Cash
  Distributions per Unit          8.42          6.04          8.66          8.45         10.00
Total Assets                 2,635,549     2,854,539     3,586,328     4,483,051     5,303,586
Partners' Capital (Deficit)
  Limited Partners           2,692,977     2,900,729     3,628,580     4,507,666     5,323,602
  General Partner          (    57,428)  (    46,190)  (    42,252)  (    24,615)  (    20,016)
Number of Units
  Outstanding                   90,094        90,094        90,094        90,094        90,094


                                    Selected Financial Data

                                         P-3 Partnership
                                        ---------------

                              1996         1995          1994          1993           1992
                          ------------ ------------  ------------  -------------  -------------
Net Profits                $1,706,259   $1,327,052    $1,472,407    $1,798,809     $ 1,803,858
Net Income (Loss):
  Limited Partners          1,024,694  (   413,819)  (   183,184)  (   161,726)        315,060
  General Partner              75,192       42,468        49,058        64,658          73,550
  Total                     1,099,886  (   371,351)  (   134,126)  (    97,068)        388,610
Limited Partners' Net
  Income (Loss) per
  Unit                           6.04  (      2.44)  (      1.08)  (       .95)           1.86
Limited Partners' Cash
  Distributions per
  Unit                           8.21         6.21          8.60          8.22           10.00
Total Assets                4,968,083    5,355,843     6,836,194     8,508,320      10,074,700
Partners' Capital
  (Deficit)
  Limited Partners          5,075,168    5,442,474     6,911,293     8,554,477      10,111,366
  General Partner         (   107,085) (    86,631)  (    75,099)  (    46,157)   (     36,666)
Number of Units
  Outstanding                 169,637      169,637       169,637       169,637         169,637


                                    Selected Financial Data

                                        P-4 Partnership
                                        ---------------

                               1996          1995          1994          1993          1992
                           ------------  ------------  ------------  ------------  ------------
Net Profits                 $1,373,635    $1,251,153    $1,779,306    $2,136,768    $1,928,840
Net Income (Loss):
  Limited Partners             584,825   (   496,777)  (   152,785)      339,911       571,238
  General Partner               52,931        40,039        64,877        84,873        77,945
  Total                        637,756   (   456,738)  (    87,908)      424,784       649,183
Limited Partners' Net
  Income (Loss) per Unit          4.63   (      3.93)  (      1.21)         2.69          4.52
Limited Partners' Cash
  Distributions per Unit          9.62          8.36         15.11         10.87         10.75
Total Assets                 3,283,477     3,940,479     5,506,217     7,607,125     8,635,561
Partners' Capital (Deficit)
  Limited Partners           3,364,850     3,995,025     5,546,802     7,609,587     8,643,072
  General Partner          (    81,373)  (    54,546)  (    40,585)  (     2,462)  (     7,511)
Number of Units
  Outstanding                  126,306       126,306       126,306       126,306       126,306

                                    Selected Financial Data

                                        P-5 Partnership
                                        ---------------

                               1996          1995          1994          1993          1992
                           ------------  ------------  ------------  ------------  ------------
Net Profits                 $1,112,631    $  938,957    $1,180,970    $1,228,404    $  839,505
Net Income (Loss):
  Limited Partners             593,334   (   201,341)  ( 1,811,683)  (   755,849)  (   280,489)
  General Partner               46,364        30,697        24,070        37,195        30,964
  Total                        639,698   (   170,644)  ( 1,787,613)  (   718,654)  (   249,525)
Limited Partners' Net
  Income (Loss) per Unit          5.01   (      1.70)  (     15.30)  (      6.38)  (      2.37)
Limited Partners' Cash
  Distributions per Unit          6.87          5.79          8.99          4.80          5.50
Total Assets                 2,993,188     3,225,517     4,115,661     7,050,262     8,425,895
Partners' Capital (Deficit)
  Limited Partners           3,053,276     3,273,942     4,160,283     7,036,966     8,361,653
  General Partner          (    60,088)  (    48,425)  (    44,622)  (     9,192)  (    10,804)
Number of Units
  Outstanding                  118,449       118,449       118,449       118,449       118,449


                                    Selected Financial Data

                                        P-6 Partnership
                                        ---------------

                              1996          1995          1994          1993          1992
                          ------------  ------------  ------------  ------------  -------------
Net Profits                $2,002,957    $1,284,185    $1,487,321    $1,638,647    $1,417,454
Net Income (Loss):
  Limited Partners            996,385   (   907,347)  (   346,636)  (   221,515)  (    95,704)
  General Partner              84,925        36,393        50,124        58,274        52,735
  Total                     1,081,310   (   870,954)  (   296,512)  (   163,241)  (    42,969)
Limited Partners' Net
  Income (Loss) per Unit         6.97   (      6.34)  (      2.42)  (      1.54)  (       .67)
Limited Partners' Cash
  Distributions per Unit        10.07          5.73          9.52          6.46          7.00
Total Assets                4,714,677     5,170,032     6,903,486     8,676,186     9,777,220
Partners' Capital (Deficit)
  Limited Partners          4,773,698     5,217,313     6,944,660     8,651,296     9,796,612
  General Partner         (    59,021)  (    47,281)  (    41,174)  (    21,298)  (    19,392)
Number of Units
  Outstanding                 143,041       143,041       143,041       143,041       143,041

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Use of Forward-Looking Statements and Estimates

     This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.

     General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and January 1997, however, were somewhat higher than those yearly averages. It is not known whether this was a short-term trend or an indicator of potentially higher average gas prices on a longer-term basis.

     Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Results of Operations

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production."

     Effective October 1, 1995 the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their Net Profits Interests for each field, rather than for the Partnerships' Net Profits Interests as a whole as previously allowed by the SEC. See Note 1 to the Partnerships' financial statements, included in Item 8 of this Annual Report for a further description of this impairment policy. As a result of the Partnerships' adoption of SFAS No. 121, the Partnerships recorded a non-cash charge against earnings (impairment provision) during the fourth quarter of 1995 as follows:

                    Partnership     Amount
                    -----------    --------

                       P-1         $ 86,264
                       P-2          182,970
                       P-3          377,983
                       P-4          581,036
                       P-5          194,933
                       P-6          478,168

The P-5 Partnership recorded a similar charge of $1,191,000 for the year ended December 31, 1994 pursuant to the Partnerships' prior impairment policy. No such charge was recorded for any Partnership during the year ended December 31, 1996 under SFAS No. 121.

     Subsequent to December 31, 1996, the oil and gas industry has seen a drop in oil and gas prices. This drop is a function of the cyclical nature of oil and gas prices as discussed under the heading "Competition and Marketing" in Item 1 of this Annual Report. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report, oil and gas prices received by the Partnerships have decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively (the "Filing Date Prices"). If the Filing Date Prices, as opposed to December 31, 1996 prices, were used in calculating the standardized measure of discounted future net cash flows of the Partnerships' proved oil and gas reserves as of December 31, 1996, as contained in Note 4 to the Partnerships' financial statements included in Item 8 of this Annual Report, the value assigned to the Partnerships' oil and gas reserves would have been significantly lower. In addition, using the Filing Date Prices to determine the recoverability of oil and gas reserves would have required impairment provisions in the following approximate amounts at December 31, 1996:

               Partnership          Amount
               -----------         --------
                  P-1              $114,000
                  P-2               114,000
                  P-3               221,000
                  P-4                85,000
                  P-5               123,000
                  P-6               445,000

If the Filing Date Prices are in effect on March 31, 1997, the above impairment provisions will be reflected in the Partnerships' financial statements as of March 31, 1997. Impairment provisions do not impact the Partnerships' cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record further impairment provisions in the future, beyond those noted above, increases when oil and gas prices are depressed. Accordingly, the P-4 Partnership has Net Profits Interests in two fields and all other Partnerships have Net Profits Interests in three fields in which it is reasonably possible that impairment provisions will be recorded in the near term if gas prices decrease below the Filing Date Prices.


                            P-1 Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                --------------------------------------

     Total Net Profits increased $256,285 (27.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $126,000 and $286,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $85,000 and $75,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,277 barrels and 55,633 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $19.85 per barrel and $1.95 per Mcf, respectively, for the year ended December 31, 1996 from $16.11 per barrel and $1.34 per Mcf, respectively, for the year ended December 31, 1995.

     Depletion of Net Profits Interests decreased $373,874 (53.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, this expense decreased to 27.2% for the year ended December 31, 1996 from 74.7% for the year ended December 31, 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the P-1 Partnership recognized a non-cash charge against earnings of $86,264 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-1 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, these expenses decreased to 10.9% for the year ended December 31, 1996 from 13.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners in the P-1 Partnership through December 31, 1996 totalled $8,777,558 or 81.2% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total Net Profits decreased $154,633 (14.2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $97,000 and $32,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $131,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $49,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 6,542 barrels and 20,186 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average gas prices decreased to $1.34 per Mcf for the year ended December 31, 1995 from $1.59 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.11 per barrel for the year ended December 31, 1995 from $14.86 per barrel for the year ended December 31, 1994.

     Depletion of Net Profits Interests decreased $318,929 (31.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to upward revisions of previous reserve estimates and the decrease in equivalent units of production sold.

     As set forth under "Results of Operations" above, the P-1 Partnership recognized a non-cash charge against earnings of $86,264 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-1 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the P-1 Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended
December 31, 1994. As a percentage of Net Profits, these expenses were 13.5% and 11.9%, respectively, for the years ended December 31, 1995 and 1994. This slight percentage increase was primarily due to the decrease in Net Profits during the year ended December 31, 1995.

                            P-2 Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total Net Profits increased $195,821 (27.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $90,000 and $234,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $65,000 and $73,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,991 barrels and 53,938 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $19.90 per barrel and $1.96 per Mcf, respectively, for the year ended December 31, 1996 from $16.17 per barrel and $1.36 per Mcf, respectively, for the year ended December 31, 1995.

     Depletion of Net Profits Interests decreased $329,737 (54.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, this expense decreased to 30.2% for the year ended December 31, 1996 from 84.6% for the year ended December 31, 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the P-2 Partnership recognized a non-cash charge against earnings of $182,970 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-2 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, these expenses decreased to 11.9% for the year ended December 31, 1996 from 14.7% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners in the P-2 Partnership through December 31, 1996 totalled $6,683,561 or 74.2% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total Net Profits decreased $71,160 (9.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $73,000 and $138,000, respectively, were related to decreases in volumes of oil sold and the average price of gas sold, partially offset by an increase of approximately $61,000 related to a decrease in operating expenses incurred by the owners of the Working Interests and increases of approximately $42,000 and $35,000, respectively, related to increases in both volumes of gas sold and the average price of oil sold. Volumes of oil sold decreased 4,894 barrels and volumes of gas sold increased 25,330 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold was primarily due to
(i) the sale of a significant Net Profits Interest during the year ended December 31, 1995, (ii) adjustments made by purchasers in 1994 related to oil sold in prior periods on several wells, and (iii) normal declines in production on several wells. Average gas prices decreased to $1.36 per Mcf for the year ended December 31, 1995 from $1.67 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.17 per barrel for the year ended December 31, 1995 from $14.93 per barrel for the year ended December 31, 1994.

     Depletion of Net Profits Interests decreased $144,769 (19.3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to upward revisions of previous reserve estimates.

     As set forth under "Results of Operations" above, the P-2 Partnership recognized a non-cash charge against earnings of $182,970 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-2 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the P-2 Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of Net Profits, these expenses were 14.7% and 13.8%, respectively, for the years ended December 31, 1995 and 1994.


                            P-3 Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total Net Profits increased $379,207 (28.6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $166,000 and $435,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $36,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, partially offset by decreases of approximately $121,000 and $141,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,467 barrels and 103,370 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in lease operating expenses resulted primarily from the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by an increase in production taxes associated with the increase in Net Profits discussed above. Average oil and gas prices increased to $19.90 per barrel and $1.95 per Mcf, respectively, for the year ended December 31, 1996 from $16.17 per barrel and $1.36 per Mcf, respectively, for the year ended December 31, 1995.

     Depletion of Net Profits Interests decreased $626,740 (54.6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, this expense decreased to 30.5% for the year ended December 31, 1996 from 86.5% for the year ended December 31, 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1996.

     As set forth under "Results of Operations" above, the P-3 Partnership recognized a non-cash charge against earnings of $377,983 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-3 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, these expenses decreased to 12.0% for the year ended December 31, 1996 from 15.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners in the P-3 Partnership through December 31, 1996 totalled $11,960,401 or 70.5% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total Net Profits decreased $145,355 (9.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $136,000 was related to a decrease in volumes of oil sold and approximately $261,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $107,000 related to a decrease in production expenses incurred by the owners of the Working Interests and increases of approximately $84,000 and $64,000, respectively, related to increases in the volumes of gas sold and the average price of oil sold. Volumes of oil sold decreased 9,100 barrels and volumes of gas sold increased 50,491 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold was primarily due to (i) the sale of a significant Net Profits Interest during the year ended December 31, 1995, (ii) adjustments made by purchasers in 1994 related to oil sold in prior periods on several wells, and (iii) normal declines in production on several wells. Average gas prices decreased to $1.36 per Mcf for the year ended December 31, 1995 from $1.67 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.17 per barrel for the year ended December 31, 1995 from $14.94 per barrel for the year ended December 31, 1994.

     Depletion of Net Profits Interests decreased $246,202 (17.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to upward revisions of previous reserve estimates.

     As set forth under "Results of Operations" above, the P-3 Partnership recognized a non-cash charge against earnings of $377,983 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-3 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the P-3 Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended
December 31, 1994. As a percentage of Net Profits, these expenses were 15.0% and 13.8%, respectively, for the years ended December 31, 1995 and 1994.

                            P-4 Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total Net Profits increased $122,482 (9.8%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $75,000 and $404,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $118,000 was related to a decrease in production expenses attributable to the Working Interests, partially offset by decreases of approximately $103,000 and $375,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,898 barrels and 254,801 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold was primarily due to normal declines in production due to diminished oil reserves on several wells. The decrease in volumes of gas sold was primarily due to (i) the sale of several gas producing wells during the year ended December 31, 1996, (ii) the normal declines in production on several wells due to diminished gas reserves, and (iii) a positive prior period volume adjustment made by the purchaser on one well during the year ended December 31, 1995. The decrease in production expenses resulted primarily from the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $20.79 per barrel and $2.11 per Mcf, respectively, for the year ended December 31, 1996 from $17.51 per barrel and $1.47 per Mcf, respectively, for the year ended December 31, 1995.

     Depletion of Net Profits Interests decreased $450,079 (45.4%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, this expense decreased to 39.4% for the year ended December 31, 1996 from 79.2% for the year ended December 31, 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the P-4 Partnership recognized a non-cash charge against earnings of $581,036 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-4 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996 under SFAS No. 121.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, these expenses remained relatively constant at 11.2% for the year ended December 31, 1996 as compared to 11.8% for the year ended December 31, 1995.

     Cumulative cash distributions to the Limited Partners in the P-4 Partnership through December 31, 1996 totalled $9,910,945 or 78.5% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total Net Profits decreased $528,153 (29.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $92,000 and $57,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $443,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 5,693 barrels and 28,710 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold was primarily due to (i) normal declines in production on a few significant wells during the year ended December 31, 1995 and (ii) decreased production on a few other wells due to salt water disposal difficulties. Average gas prices decreased to $1.47 per Mcf for the year ended December 31, 1995 from $1.97 per Mcf for the year ended December 31, 1994. Average oil prices increased to $17.51 per barrel for the year ended December 31, 1995 from $16.10 per barrel for the year ended December 31, 1994.

     Depletion of Net Profits Interests decreased $740,951 (42.8%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to upward revisions of previous reserve estimates and the decrease in equivalent units of production sold.

     As set forth under "Results of Operations" above, the P-4 Partnership recognized a non-cash charge against earnings of $581,036 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-4 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the P-4 Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of Net Profits, these expenses increased to 11.8% for the year ended December 31, 1995 from 8.5% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in Net Profits during the year ended December 31, 1995.


                            P-5 Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                ---------------------------------------

     Total Net Profits increased $173,674 (18.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $30,000 and $383,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $212,000 and $19,000, respectively, related to a decrease in volumes of gas sold and an increase in production taxes paid by the owners of the Working Interests. Volumes of oil and gas sold decreased 85 barrels and 156,865 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in the volumes of gas sold was primarily due to (i) normal declines in production on several wells due to diminished gas reserves and (ii) positive prior period volume adjustments made by the purchaser on two wells during the year ended December 31, 1995. Average oil and gas prices increased to $19.95 per barrel and $1.96 per Mcf, respectively, for the year ended December 31, 1996 from $17.14 per barrel and $1.35 per Mcf, respectively, for the year ended December 31, 1995.

     Depletion of Net Profits Interests decreased $416,821 (53.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, this expense decreased to 33.2% for the year ended December 31, 1996 from 83.7% for the year ended December 31, 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the P-5 Partnership recognized a non-cash charge against earnings of $194,933 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-5 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, these expenses decreased to 12.8% for the year ended December 31, 1996 from 14.8% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners in the P-5 Partnership through December 31, 1996 totalled $5,353,759 or 45.2% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total Net Profits decreased $242,013 (20.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $182,000 and $165,000, respectively, were related to decreases in the volumes and average prices of gas sold, partially offset by an increase of approximately $62,000 related to a decrease in production expenses incurred by the owners of the Working Interests and an increase of approximately $24,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 1,529 barrels and volumes of gas sold decreased 116,941 Mcf for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average gas prices decreased to $1.35 per Mcf for the year ended December 31, 1995 from $1.56 per Mcf for the year ended December 31, 1994. Average oil prices increased to $17.14 per barrel for the year ended December 31, 1995 from $15.60 per barrel for the year ended December 31, 1994.

     Depletion of Net Profits Interests decreased $859,473 (52.2%) for the year ended December 31, 1995 as compared to the year ended
December 31, 1994. This decrease was primarily due to (i) an impairment provision recorded in 1994 which significantly depleted the Net Profits Interests subject to depletion in 1995, (ii) upward revisions and extensions of previous reserve estimates, and (iii) the decrease in equivalent units of production sold.

     As set forth under "Results of Operations" above, the P-5 Partnership recognized a non-cash charge against earnings of $194,933 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-5 Partnership's adoption of SFAS No. 121. A similar charge of $1,191,000 was recognized for the year ended December 31, 1994 pursuant to the P-5 Partnership's prior impairment policy due to a decline in gas prices.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of Net Profits, these expenses increased to 14.8% for the year ended December 31, 1995 from 12.0% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in Net Profits during the year ended December 31, 1995.

                            P-6 Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                --------------------------------------

     Total Net Profits increased $718,772 (56.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $81,000 and $825,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $60,000 was related to a decrease in production expenses attributable to the Working Interest, partially offset by a decrease of approximately $287,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,228 barrels, while volumes of gas sold decreased 217,471 Mcf for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of gas sold was primarily due to (i) the normal declines in production on several wells due to diminished gas reserves and (ii) positive prior period adjustments made by the purchaser on several wells during the year ended December 31, 1995. The decrease in production expenses resulted primarily from the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by an increase in production taxes associated with the increase in Net Profits discussed above. Average oil and gas prices increased to $20.46 per barrel and $2.03 per Mcf, respectively, for the year ended December 31, 1996 from $16.65 per barrel and $1.32 per Mcf, respectively, for the year ended December 31, 1995.

     Depletion of Net Profits Interests decreased $732,087 (48.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in volumes of gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, this expense decreased to 39.4% for the year ended December 31, 1996 from 118.4% for the year ended December 31, 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the P-6 Partnership recognized a non-cash charge against earnings of $478,168 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-6 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of Net Profits, these expenses decreased to 8.6% for the year ended December 31, 1996 from 13.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners in the P-6 Partnership through December 31, 1996 totalled $6,785,248 or 47.4% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total Net Profits decreased $203,136 (13.7%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $180,000 and $207,000, respectively, were related to decreases in the volumes and average price of gas sold, partially offset by an increase of approximately $174,000 related to a decrease in operating expenses incurred by the owner of the Working Interests and an increase of approximately $20,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 562 barrels and 122,288 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Average gas prices decreased to $1.32 per Mcf for the year ended December 31, 1995 from $1.47 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.65 per barrel for the year ended December 31, 1995 from $15.63 per barrel for the year ended December 31, 1994.

     Depletion of Net Profits Interests decreased $103,414 (6.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to the decrease in equivalent units of production sold, partially offset by downward revisions of previous reserve estimates.

     As set forth under "Results of Operations" above, the P-6 Partnership recognized a non-cash charge against earnings of $478,168 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-6 Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1994 under the P-6 Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of Net Profits, these expenses were 13.5% and 11.6%, respectively, for the years ended December 31, 1995 and 1994.


     Average Proceeds and Units of Production

     The following is a comparison of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits for the years ended December 31, 1996, 1995, and 1994. These factors comprise the change in oil and gas sales discussed in the "Results of Operations" section above.

                         1996 Compared to 1995
                         ---------------------

                 Equivalent Units            Average Proceeds
                   of Production            per Equivalent Unit
            --------------------------    ----------------------
  P/ship     1996     1995    % Change     1996   1995  % Change
  ------    -------  -------  --------    -----  -----  --------

   P-1      111,872  126,422    (12%)     $10.65 $7.40     44%
   P-2       89,057  102,038    (13%)      10.23  7.01     46%
   P-3      167,429  192,125    (13%)      10.19  6.91     47%
   P-4      128,089  176,454    (27%)      10.72  7.09     51%
   P-5      115,423  141,653    (19%)       9.64  6.63     45%
   P-6      215,152  249,170    (14%)       9.31  5.15     81%

                         1995 Compared to 1994
                         ---------------------

                 Equivalent Units            Average Proceeds
                   of Production            per Equivalent Unit
            --------------------------    ----------------------
  P/ship     1995     1994    % Change     1995   1994  % Change
  ------    -------  -------  --------    -----  -----  --------

   P-1      126,422  136,328    ( 7%)     $7.40  $7.99    ( 7%)
   P-2      102,038  102,710    ( 1%)      7.01   7.66    ( 8%)
   P-3      192,125  192,810      -        6.91   7.64    (10%)
   P-4      176,454  186,932    ( 6%)      7.09   9.52    (26%)
   P-5      141,653  159,614    (11%)      6.63   7.40    (10%)
   P-6      249,170  270,113    ( 8%)      5.15   5.51    ( 7%)


     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item
5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming production levels for the year ended December 31, 1996, the Partnerships' proved reserve quantities at December 31, 1996 would have the following lives:

              Partnership    Gas-Years    Oil-Years
              -----------    ---------    ---------

                  P-1          5.8           7.4
                  P-2          6.3           7.7
                  P-3          6.3           7.7
                  P-4          5.0           3.3
                  P-5          5.2           4.8
                  P-6          4.7           6.6

     The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by revenues from current oil and gas production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Partnerships and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Partnerships will have a Net Profits Interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of any Partnership, will range from 1% to 20%.

     The decision to accept any offer for the purchase of a property in which one or more Partnerships have a Net Profits Interest will be made by the General Partner after giving due consideration to the offer price and the General Partner's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Partnerships and will be included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds.

     Following completion of any sale, the Partnerships' quantity of proved reserves will be reduced. It is also possible that the Partnerships' repurchase values and future cash distributions could decline as a result of a reduction of the Partnerships' reserve base. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties being considered for sale are more likely to bear a higher ratio of operating expenses as compared to reserves than the properties not being considered for sale. The net effect of such property sales is difficult to predict as of the date of this Annual Report.

     There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of Net Profits Interests in other producing properties and drilling. If the Partnerships sell any of their Net Profits Interests as discussed above, the Partnerships' quantity of proved reserves will be reduced; therefore, it is possible that the Partnerships' future cash distributions could decline as a result of a reduction of the Partnerships' reserve base.

     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial  statements and  supplementary data are  indexed in
Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

           Name        Age   Position with General Partner
     ----------------  ---  --------------------------------

     Dennis R. Neill    45  President and Director

     Judy K. Fox        46  Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Geodyne Depositary Company, Geodyne Institutional Depositary Company, Geodyne Nominee Corporation, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Geodyne on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Geodyne Depositary Company, Geodyne Institutional Depositary Company, Geodyne Nominee Corporation, Samson Hydrocarbons Company, and Samson Properties Incorporated.

ITEM 11.  EXECUTIVE COMPENSATION

     The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership for the years ended December 31, 1996, 1995, and 1994 is set forth in the table below.

           Partnership      1996      1995      1994
           -----------    --------  --------  --------

               P-1        $113,760  $113,760  $113,762
               P-2          94,836    94,836    94,836
               P-3         178,560   178,560   178,565
               P-4         132,960   132,960   132,954
               P-5         124,680   124,680   124,683
               P-6         150,564   150,564   150,569

     None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates for the years ended December 31, 1996, 1995, and 1994:

                                     Salary Reimbursements

                                        P-1 Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $60,294     -       -         -            -          -         -
                  1995   $62,113     -       -         -            -          -         -
                  1996   $66,550     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the P-1 Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the P-1
     Partnership and no individual's  salary or other compensation  reimbursement from the  P-1
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        P-2 Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $50,263     -       -         -            -          -         -
                  1995   $51,780     -       -         -            -          -         -
                  1996   $55,479     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the P-2 Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the P-2
     Partnership and no individual's  salary or other compensation  reimbursement from the  P-2
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        P-3 Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $ 94,639    -       -         -            -          -         -
                  1995   $ 97,494    -       -         -            -          -         -
                  1996   $104,458    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the P-3 Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the P-3
     Partnership and no individual's  salary or other compensation  reimbursement from the  P-3
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        P-4 Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $70,466     -       -         -            -          -         -
                  1995   $72,596     -       -         -            -          -         -
                  1996   $77,782     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the P-4 Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the P-4
     Partnership and no individual's  salary or other compensation  reimbursement from the  P-4
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        P-5 Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $66,082     -       -         -            -          -         -
                  1995   $68,075     -       -         -            -          -         -
                  1996   $72,938     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the P-5 Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the P-5
     Partnership and no individual's  salary or other compensation  reimbursement from the  P-5
     Partnership equals or exceeds $100,000 per annum.

                                     Salary Reimbursements

                                        P-6 Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $79,802     -       -         -            -          -         -
                  1995   $82,208     -       -         -            -          -         -
                  1996   $88,080     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the P-6 Partnership  and attributable to salary reimbursements do not include any  salary or other compensation attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the P-6
     Partnership and no individual's  salary or other compensation  reimbursement from the  P-6
     Partnership equals or exceeds $100,000 per annum.

     During 1994 and 1995 El Paso, an affiliate of the Partnerships until December 6, 1995, purchased a portion of the gas attributable to the Partnerships' Net Profits Interests at market prices and resold such gas directly to end-users and local distribution companies.

     Affiliates of the Partnerships serve as operator of some of the wells in which the Partnerships own a Net Profits Interest. The owners of the working interests in these wells contract with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation which burdens the Partnerships' Net Profits Interests is impossible to quantify as of the date of this Annual Report.

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1996, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have a Net Profits Interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length.


ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Units as of February 28, 1997 by (i) each beneficial owner of more than five percent of the issued and outstanding Units,
(ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                Number of Units
                                                 Beneficially
                                                Owned (Percent
               Beneficial Owner                 of Outstanding)
--------------------------------------------    ---------------

P-1 Partnership:
---------------

  Samson Resources Company                      12,278  (11.4%)

  All affiliates, directors, and officers of
    the General Partner as a group and the
    General Partner (4 persons)                 12,278  (11.4%)


P-2 Partnership:
---------------

  Samson Resources Company                       6,985  ( 7.8%)

  Masco Master Investment Account
  21001 Van Born Road
  Taylor, MI 48180                              10,600  (11.8%)

  Loma Linda University
    Medical Center
  P. O. Box 2000
  Loma Linda, CA 92354                           5,000  ( 5.5%)

  All affiliates, directors, and officers
    of the General Partner as a group and
    the General Partner (4 persons)              6,985  ( 7.8%)


P-3 Partnership:
---------------

  Samson Resources Company                      38,972  (23.0%)

  Merced County Retirement Association
  Pension Trust
  2222 M. Street
  Merced, CA 95340                              10,000  ( 5.9%)

  All affiliates, directors, and officers
    of the General Partner as a group and
    the General Partner (4 persons)             38,972  (23.0%)

P-4 Partnership:
---------------

  Samson Resources Company                       9,147  ( 7.2%)

  Masco Master Investment Account
  21001 Van Born Road
  Taylor, MI 48180                              10,600  ( 8.4%)

  All affiliates, directors, and officers
    of the General Partner as a group and
    the General Partner (4 persons)              9,147  ( 7.2%)


P-5 Partnership:
---------------

  Samson Resources Company                      13,400  (11.3%)

  All affiliates, directors, and officers
    of the General Partner as a group and
    the General Partner (4 persons)             13,400  (11.3%)


P-6 Partnership:
---------------

  Samson Resources Company                      10,768  ( 7.5%)

  ATL, Inc.
  1200 Harbor Boulevard, 5th Floor              54,887  (38.4%)
  Weehawken, NJ 07087

  All affiliates, directors, and officers
    of the General Partner as a group and
    the General Partner (4 persons)             10,768  ( 7.5%)

     Section 16(a) Beneficial Ownership Reporting Compliance

     On February 1, 1996 the Board of Trustees for the Policemen and Firemen Retirement System of the City of Detroit (the "Retirement System") conveyed 54,887 (38.4%) of the Units of the P-6 Partnership to ATL, Inc. As of the date of this Annual Report, the General Partner has received no Report under Section 16 of the Securities and Exchange Act of 1934 (the "Act") from the Retirement System. The General Partner believes that the Retirement System's transaction was not timely reported under Section 16 of the Act. In addition, on March 11, 1996, the General Partner received ATL, Inc.'s Initial Statement of Beneficial Ownership of Securities on Form 3 by way of cover letter dated March 8, 1996. The General Partner believes ATL's transaction was not timely reported under Section 16 of the Act.

     To the best knowledge of the Partnerships and the General Partner, there were no other officers, directors, or ten percent owners who were delinquent filers of reports required under Section 16 of the Act.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. An affiliate of the Partnerships owns some of the Partnerships' Units and therefore has an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

     In order to attempt to assure limited liability for the Limited Partners as well as an orderly conduct of business, management of the Partnerships is exercised solely by the General Partner. The Partnership Agreements grant the General Partner broad discretionary authority with respect to the Partnerships' expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Partnerships involves circumstances where the General Partner has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Partnerships and other competing interests.

     The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of the Samson Companies. The Partnerships thus compete with the Samson Companies (including other currently sponsored oil and gas partnerships) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are con-sistent with the General Partner's fiduciary duties.

     Affiliates of the Partnerships operate certain wells in which the Partnerships have a net profits interest and are compensated for such services at rates comparable to charges of unaffiliated third parties for services in the same geographic area. These costs are charged to the owners of the working interest of such wells and are considered when calculating the net profits interest payable to the Partnerships. These costs are thus indirectly borne by the Partnership.

     As a result of Samson Investment Company's ("Samson") acquisition of the General Partner and its affiliates, Samson, PaineWebber, and the General Partner and certain of its affiliates entered into an advisory agreement which relates primarily to the Partnerships. PaineWebber served as the dealer manager of the original offering of Units. The Advisory Agreement will expire on March 3, 1998. The Advisory Agreement provides that: (i) Samson and the General Partner will comply, and will cause the Partnerships to comply, with provisions of the Partnership Agreements (including all restrictions, prohibitions, and other provisions of such agreements concerning transactions in which Samson or its affiliates purchase or sell properties from or to, or render services to, the Partnerships and the terms of such agreements relating to farmouts of oil and gas proper-
ties), and Samson will cause the General Partner to comply with all applicable fiduciary duties; (ii) Samson will review periodically with PaineWebber on a retrospective basis the general operations and performance of the Partnerships and the terms of any material transaction by a Partnership, including any transaction that involves participation by the Samson Companies; and (iii) Samson will review with PaineWebber on a prospective basis, and will allow PaineWebber to advise Samson and to comment on, (A) any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners and (B) any proposal initiated by the General Partner or any of its affiliates that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership (including a roll-up or corporate stock exchange), the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units.

     In addition, the Advisory Agreement provides, among other things, that: (i) Samson will cause the General Partner to offer to repurchase Units at a price to be calculated in accordance with certain guidelines and to be paid in cash or a combination of cash and certain securities, all subject to certain limitations and restrictions; (ii) Samson will provide PaineWebber certain information relating to the Partnerships and the Limited Partners; (iii) Samson and the General partner will maintain an "800" investor services telephone number;
(iv) Samson and the General Partner will take certain actions with respect to oil and gas properties held by nominees, insurance maintained by the Partnerships, approval as to transfers of interests in the Partnerships, and the selection of independent reserve engineers; (v) Samson and the General Partner acknowledge the standing of PaineWebber to institute actions, subject to certain limitations, in connection with the Advisory Agreement on behalf of the Limited Partners; and (vi) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson, it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

     Pursuant to the Advisory Agreement, the General Partner has agreed to reimburse PaineWebber for all reasonable expenses incurred by it in connection with the matters contemplated by the Advisory Agreement, and Samson has agreed to indemnify PaineWebber and certain related parties from certain liabilities incurred in connection with the Advisory Agreement.

     Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the leasehold interests in which the Partnerships hold net profits or royalty interests. Because affiliates of the Partnerships who provide services to the owners of the working interests underlying the Partnerships' Net Profits Interests have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the owners of such working interests would take if they were to administer their own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the negotiating strength and contractual positions of the owners of such working interests have been enhanced by virtue of their affiliation with the Samson Companies. For a description of certain of the relationships and related transactions see "Item 11. Executive Compensation."

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1) Financial Statements: The following financial statements for the

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

               as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 are filed as part of this report:

                    Report of Independent Accountants
                    Combined Balance Sheets
                    Combined Statements of Operations
                    Combined Statements of Changes in
                         Partners' Capital (Deficit)
                    Combined Statements of Cash Flows
                    Notes to Combined Financial Statements

          (2)  Financial Statement Schedules:

               None.


          (3)  Exhibits:

               4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the SEC as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

                    Partnership    Filing Date         File No.
                    -----------    -----------         --------

                         P-1       June 5, 1989        0-17800
                         P-2       June 5, 1989        0-17800
                         P-3       February 20, 1990   0-18306
                         P-4       February 20, 1990   0-18306
                         P-5       November 13, 1990   0-18637
                         P-6       November 30, 1990   0-18937


               4.2 The Agreements of Partnership for the following NPI Partnerships have been previously filed with the SEC as Exhibit 2.2 to Form 8-A filed by the related Partnerships on the dates shown below and are hereby incorporated by reference.

                                        Form 8-A
                    Partnership       Filing Date
                    -----------    -----------------

                        P-1        June 5, 1989
                        P-2        June 5, 1989
                        P-3        February 20, 1990
                        P-4        February 20, 1990
                        P-5        June 11, 1990
                        P-6        December 10, 1990

               4.3 Advisory Agreement dated as of November 24, 1992 between Samson, PaineWebber, Geodyne Resources, Geodyne Properties, Inc., Geodyne Production Company, and Geodyne Energy Company filed as
                    Exhibit 28.3 to Registrants' Current Report on Form 8-K filed with the SEC on December 24, 1992 and is hereby incorporated by reference.

               4.4 Second Amendment to Agreement of Limited Partner-ship of Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, filed as Exhibit
                    4.1 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.5 Second Amendment to Agreement of Limited Partner-ship of Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, filed as Exhibit
                    4.2 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.6 Second Amendment to Agreement of Limited Partner-ship of Geodyne Institutional/Pension Energy Income Limited Partnership P-3, filed as Exhibit
                    4.3 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.7 Second Amendment to Agreement of Limited Partner-ship of Geodyne Institutional/Pension Energy Income Limited Partnership P-4, filed as Exhibit
                    4.4 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.8 Second Amendment to Agreement of Limited Partner-ship of Geodyne Institutional/Pension Energy Income Limited Partnership P-5, filed as Exhibit
                    4.5 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.9 Second Amendment to Agreement of Limited Partner-ship of Geodyne Institutional/Pension Energy Income Limited Partnership P-6, filed as Exhibit
                    4.6 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.10 Third  Amendment  to  Agreement  of  Limited Part-
                    nership of Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, filed as Exhibit
                    4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC April 1, 1996 and is hereby incorporated by reference.

               4.11 Third  Amendment to  Agreement  of  Limited  Part-
                    nership of Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, filed as Exhibit
                    4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.12 Third  Amendment  to  Agreement  of  Limited Part-
                    nership of Geodyne Institutional/Pension Energy Income Limited Partnership P-3, filed as Exhibit
                    4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.13 Third  Amendment  to  Agreement of  Limited  Part-
                    nership of Geodyne Institutional/Pension Energy Income Limited Partnership P-4, filed as Exhibit
                    4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.14 Third  Amendment to  Agreement  of  Limited  Part-
                    nership of Geodyne Institutional/Pension Energy Income Limited Partnership P-5, filed as Exhibit
                    4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

               4.15 Third  Amendment  to  Agreement  of  Limited Part-
                    nership of Geodyne Institutional/Pension Energy Income Limited Partnership P-6, filed as Exhibit
                    4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

          *    23.1 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

          *    23.2 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

          *    23.3 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

          *    23.4 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

          *    23.5 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

          *    23.6 Consent   of   Ryder   Scott  Company,   Petroleum
                    Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

          * 27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne
                    Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of December 31, 1996 and for the year ended December 31, 1996.


               All other Exhibits are omitted as inapplicable.

               ----------

               *Filed herewith.

     (b)  Reports on Form 8-K for the fourth quarter of 1996:

          None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE   INSTITUTIONAL/PENSION   ENERGY
                              INCOME P-1 LIMITED PARTNERSHIP

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner
                                   March 26, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 26, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 26, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 26, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE   INSTITUTIONAL/PENSION   ENERGY
                              INCOME P-2 LIMITED PARTNERSHIP

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner
                                   March 26, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 26, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 26, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 26, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE   INSTITUTIONAL/PENSION   ENERGY
                              INCOME LIMITED PARTNERSHIP P-3

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner
                                   March 26, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 26, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 26, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 26, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE   INSTITUTIONAL/PENSION   ENERGY
                              INCOME LIMITED PARTNERSHIP P-4

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner
                                   March 26, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 26, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 26, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 26, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE   INSTITUTIONAL/PENSION   ENERGY
                              INCOME LIMITED PARTNERSHIP P-5

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner
                                   March 26, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 26, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 26, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 26, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE   INSTITUTIONAL/PENSION   ENERGY
                              INCOME LIMITED PARTNERSHIP P-6

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner
                                   March 26, 1997


                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 26, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 26, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 26, 1997
     -------------------
        Judy K. Fox

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

     We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership and Geodyne NPI Partnership P-1 at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership and Geodyne NPI Partnership P-1 changed their method of accounting for impairment of their Net Profits Interests as of October 1, 1995.


                              COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 22, 1997

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                        Combined Balance Sheets
                      December 31, 1996 and 1995


                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  293,296    $  241,524
  Accounts receivable:
    Net Profits                            257,458       221,147
                                         ---------     ---------

      Total current assets              $  550,754    $  462,671

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method          2,680,005     3,026,259
                                         ---------     ---------

                                        $3,230,759    $3,488,930
                                         =========     =========


                      PARTNERS' CAPITAL (DEFICIT)
                      ---------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   62,666)  ($   48,322)
  Limited Partners, issued and
    outstanding, 108,074 Units           3,293,425     3,537,252
                                         ---------     ---------

      Total Partners' capital           $3,230,759    $3,488,930
                                         ---------     ---------

                                        $3,230,759    $3,488,930
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                             1996          1995          1994
                         ------------  ------------  ------------
REVENUES:
  Net Profits             $1,191,311    $935,026      $1,089,659
  Interest income              9,643       8,151           6,528
  Gain on sale of
    Net Profits
      Interests               80,721       7,144           7,048
                           ---------     -------       ---------
                          $1,281,675    $950,321      $1,103,235

COSTS AND EXPENSES:
  Depletion of
    Net Profits
      Interests           $  324,506    $698,380      $1,017,309
  Impairment Provision          -         86,264            -
  General and
    administrative           130,147     126,220         129,791
                           ---------     -------       ---------
                          $  454,653    $910,864      $1,147,100
                           ---------     -------       ---------

NET INCOME (LOSS)         $  827,022    $ 39,457     ($   43,865)
                          ==========     =======       =========
GENERAL PARTNER -
  NET INCOME              $   53,849    $ 33,359      $   38,499
                           =========     =======       =========
LIMITED PARTNERS - NET
  INCOME (LOSS)           $  773,173    $  6,098     ($   82,364)
                           =========     =======       =========
NET INCOME (LOSS)
  per Unit                $     7.15    $    .06     ($      .76)
                           =========     =======       =========
UNITS OUTSTANDING            108,074     108,074         108,074
                           =========     =======       =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                               Limited     General
                               Partners    Partner     Combined
                            ------------  ---------  ------------

Balance, December 31, 1993   $5,298,518   ($30,180)   $5,268,338
  Net income (loss)         (    82,364)    38,499   (    43,865)
  Cash distributions        (   930,000)  ( 51,000)  (   981,000)
                              ---------     ------     ---------

Balance, December 31, 1994   $4,286,154   ($42,681)   $4,243,473
  Net income                      6,098     33,359        39,457
  Cash distributions        (   755,000)  ( 39,000)  (   794,000)
                              ---------     ------     ---------

Balance, December 31, 1995   $3,537,252   ($48,322)   $3,488,930
  Net income                    773,173     53,849       827,022
  Cash distributions        ( 1,017,000)  ( 68,193)  ( 1,085,193)
                              ---------     ------     ---------
Balance, December 31, 1996   $3,293,425   ($62,666)   $3,230,759
                              =========     ======     =========

                The accompanying notes are an integral
             part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $  827,022    $ 39,457     ($   43,865)
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depletion of Net
      Profits Interests           324,506     698,380       1,017,309
    Impairment Provision             -         86,264            -
    Gain on sale of
      Net Profits Interests   (    80,721)  (   7,144)    (     7,048)
    Increase in accounts
      receivable              (    36,311)  (  34,097)    (    66,503)
                                ---------     -------       ---------

  Net cash provided by
    operating activities       $1,034,496    $782,860      $  899,893
                                ---------     -------       ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   12,540)  ($  4,566)    ($   15,149)
  Proceeds from sale of
    Net Profits Interests         115,009      30,046          19,794
                                ---------     -------       ---------

  Net cash provided by
    investing activities       $  102,469    $ 25,480      $    4,645
                                ---------     -------       ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,085,193)  ($794,000)    ($  981,000)
                                ---------     -------       ---------
  Net cash used by financing
    activities                ($1,085,193)  ($794,000)    ($  981,000)
                                ---------     -------       ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $   51,772    $ 14,340     ($   76,462)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD         241,524     227,184         303,646
                                ---------     -------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  293,296    $241,524      $  227,184
                                =========     =======       =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-2

     We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-2, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership and Geodyne NPI Partnership P-2 at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership and Geodyne NPI Partnership P-2 changed their method of accounting for impairment of their Net Profits Interests as of October 1, 1995.


                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 22, 1997

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                        Combined Balance Sheets
                      December 31, 1996 and 1995


                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  222,506    $  167,791
  Accounts receivable:
    General Partner                          8,376          -
    Net Profits                            203,287       176,041
                                         ---------     ---------

      Total current assets              $  434,169    $  343,832

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method          2,201,380     2,510,707
                                         ---------     ---------

                                        $2,635,549    $2,854,539
                                         =========     =========


                      PARTNERS' CAPITAL (DEFICIT)
                      ---------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   57,428)  ($   46,190)
  Limited Partners, issued and
    outstanding, 90,094 Units            2,692,977     2,900,729
                                         ---------     ---------

      Total Partners' capital           $2,635,549    $2,854,539
                                         ---------     ---------

                                        $2,635,549    $2,854,539
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                            1996         1995          1994
                         ----------    ----------    ----------
REVENUES:
  Net Profits             $911,429      $715,608      $786,768
  Interest income            7,216         5,184         4,824
  Gain (loss) on sale of
    Net Profits
      Interests             57,048        13,376     (   5,749)
                           -------       -------       -------

                          $975,693      $734,168      $785,843

COSTS AND EXPENSES:
  Depletion of Net
    Profits Interests     $275,464      $605,201      $749,970
  Impairment provision        -          182,970          -
  General and
    administrative         108,749       105,286       108,596
                           -------       -------       -------
                          $384,213      $893,457      $858,566
                           -------       -------       -------

NET INCOME (LOSS)         $591,480     ($159,289)    ($ 72,723)
                           =======       =======       =======
GENERAL PARTNER -
  NET INCOME              $ 40,232      $ 23,562      $ 26,363
                           =======       =======       =======
LIMITED PARTNERS - NET
  INCOME (LOSS)           $551,248     ($182,851)    ($ 99,086)
                           =======       =======       =======
NET INCOME (LOSS)
  per Unit                $   6.12     ($   2.03)    ($   1.10)
                           =======       =======       =======
UNITS OUTSTANDING           90,094        90,094        90,094
                           =======       =======       =======

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                               Limited     General
                               Partners    Partner     Combined
                            ------------  ---------  ------------

Balance, December 31, 1993   $4,507,666   ($24,615)   $4,483,051
  Net income (loss)         (    99,086)    26,363   (    72,723)
  Cash distributions        (   780,000)  ( 44,000)  (   824,000)
                              ---------     ------     ---------

Balance, December 31, 1994   $3,628,580   ($42,252)   $3,586,328
  Net income (loss)         (   182,851)    23,562   (   159,289)
  Cash distributions        (   545,000)  ( 27,500)  (   572,500)
                              ---------     ------     ---------

Balance, December 31, 1995   $2,900,729   ($46,190)   $2,854,539
  Net income                    551,248     40,232       591,480
  Cash distributions        (   759,000)  ( 51,470)  (   810,470)
                              ---------     ------     ---------

Balance, December 31, 1996   $2,692,977   ($57,428)   $2,635,549
                              =========     ======     =========

                The accompanying notes are an integral
             part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $591,480     ($159,289)    ($ 72,723)
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depletion of Net
      Profits Interests         275,464       605,201       749,970
    Impairment provision           -          182,970          -
    (Gain) loss on sale of
      Net Profits Interests   (  57,048)    (  13,376)        5,749
    (Increase) decrease in
      accounts receivable
      -General Partner        (   8,376)         -             -
    (Increase) decrease in
      accounts receivable
      - Net Profits           (  27,246)    (  39,805)       36,284
                                -------       -------       -------

  Net cash provided by
    operating activities       $774,274      $575,701      $719,280
                                -------       -------       -------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($  6,613)    ($  9,877)    ($ 20,511)
  Proceeds from sale of
    Net Profits Interests        97,524        36,381         1,502
                                -------       -------       -------

  Net cash provided (used)
    by investing activities    $ 90,911      $ 26,504     ($ 19,009)
                                -------       -------       -------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($810,470)    ($572,500)    ($824,000)
                                -------       -------       -------
  Net cash used by financing
    activities                ($810,470)    ($572,500)    ($824,000)
                                -------       -------       -------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $ 54,715      $ 29,705     ($123,729)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD       167,791       138,086       261,815
                                -------       -------       -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $222,506      $167,791      $138,086
                                =======       =======       =======

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

     We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsi-bility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 and Geodyne NPI Partnership P-3 at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Institutional/Pension Energy Income P-3 Limited Partnership and Geodyne NPI Partnership P-3 changed their method of accounting for impairment of their Net Profits Interests as of October 1, 1995.


                              COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 22, 1997

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                        Combined Balance Sheets
                      December 31, 1996 and 1995


                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  415,354    $  296,629
  Accounts receivable:
    General Partner                         16,473          -
    Net Profits                            379,725       318,575
                                         ---------     ---------

      Total current assets              $  811,552    $  615,204

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method          4,156,531     4,740,639
                                         ---------     ---------

                                        $4,968,083    $5,355,843
                                         =========     =========


                      PARTNERS' CAPITAL (DEFICIT)
                      ---------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  107,085)  ($   86,631)
  Limited Partners, issued and
    outstanding, 169,637 Units           5,075,168     5,442,474
                                         ---------     ---------

      Total Partners' capital           $4,968,083    $5,355,843
                                         ---------     ---------

                                        $4,968,083    $5,355,843
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                             1996          1995          1994
                         ------------  ------------  ------------
REVENUES:
  Net Profits             $1,706,259    $1,327,052    $1,472,407
  Interest income             12,976        10,368         9,129
  Gain (loss) on sale of
    Net Profits Interests    105,977        16,231   (    18,646)
                           ---------     ---------     ---------

                          $1,825,212    $1,353,651    $1,462,890

COSTS AND EXPENSES:
  Depletion of Net
    Profits Interests     $  521,166    $1,147,906    $1,394,108
  Impairment provision          -          377,983          -
  General and
    administrative           204,160       199,113       202,908
                           ---------     ---------     ---------
                          $  725,326    $1,725,002    $1,597,016
                           ---------     ---------     ---------

NET INCOME (LOSS)         $1,099,886   ($  371,351)  ($  134,126)
                           =========     =========     =========
GENERAL PARTNER -
  NET INCOME              $   75,192    $   42,468    $   49,058
                           =========     =========     =========
LIMITED PARTNERS - NET
  INCOME (LOSS)           $1,024,694   ($  413,819)  ($  183,184)
                           =========     =========     =========
NET INCOME (LOSS)
  per Unit                $     6.04   ($     2.44)  ($     1.08)
                           =========     =========     =========
UNITS OUTSTANDING            169,637       169,637       169,637
                           =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                             Limited      General
                             Partners     Partner     Combined
                          -------------  ---------- ------------

Balance, Dec. 31, 1993     $ 8,554,477   ($ 46,157)  $8,508,320
  Net income (loss)       (    183,184)     49,058  (   134,126)
  Cash distributions      (  1,460,000)  (  78,000) ( 1,538,000)
                            ----------     -------    ---------

Balance, Dec. 31, 1994     $ 6,911,293   ($ 75,099)  $6,836,194
  Net income (loss)       (    413,819)     42,468  (   371,351)
  Cash distributions      (  1,055,000)  (  54,000) ( 1,109,000)
                            ----------     -------    ---------

Balance, Dec. 31, 1995     $ 5,442,474   ($ 86,631)  $5,355,843
  Net income                 1,024,694      75,192    1,099,886
  Cash distributions      (  1,392,000)  (  95,646) ( 1,487,646)
                            ----------     -------    ---------

Balance, Dec. 31, 1996     $ 5,075,168   ($107,085)  $4,968,083
                            ==========     =======    =========

                The accompanying notes are an integral
             part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $1,099,886   ($  371,351)  ($  134,126)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
    Depletion of Net
      Profits Interests           521,166     1,147,906     1,394,108
    Impairment provision             -          377,983          -
    (Gain) loss on sale of
      Net Profits Interests   (   105,977)  (    16,231)       18,646
    (Increase) decrease in
      accounts receivable
      - Net Profits           (    61,150)  (    67,313)       72,737
    (Increase) decrease in
      accounts receivable
      -General Partner        (    16,473)         -             -
                                ---------     ---------     ---------

  Net cash provided by
    operating activities       $1,437,452    $1,070,994    $1,351,365
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   12,220)  ($   19,116)  ($   39,265)
  Proceeds from sale of
    Net Profits Interests         181,139        68,171         2,730
                                ---------     ---------     ---------

  Net cash provided (used)
    by investing activities    $  168,919    $   49,055   ($   36,535)
                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,487,646)  ($1,109,000)  ($1,538,000)
                                ---------     ---------     ---------

  Net cash used by financing
    activities                ($1,487,646)  ($1,109,000)  ($1,538,000)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  118,725    $   11,049   ($  223,170)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD         296,629       285,580       508,750
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  415,354    $  296,629    $  285,580
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

     We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsi-bility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 and Geodyne NPI Partnership P-4 at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Institutional/Pension Energy Income P-4 Limited Partnership and Geodyne NPI Partnership P-4 changed their method of accounting for impairment of their Net Profits Interests as of October 1, 1995.


                              COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 22, 1997

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                        Combined Balance Sheets
                      December 31, 1996 and 1995


                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  345,876    $  288,117
  Accounts receivable:
    Net Profits                            369,940       352,907
                                         ---------     ---------

      Total current assets              $  715,816    $  641,024

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method          2,567,661     3,299,455
                                         ---------     ---------

                                        $3,283,477    $3,940,479
                                         =========     =========


                      PARTNERS' CAPITAL (DEFICIT)
                      ---------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   81,373)  ($   54,546)
  Limited Partners, issued and
    outstanding, 126,306 Units           3,364,850     3,995,025
                                         ---------     ---------

      Total Partners' capital           $3,283,477    $3,940,479
                                         ---------     ---------

                                        $3,283,477    $3,940,479
                                         =========     =========

               The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                             1996          1995          1994
                         ------------  ------------  ------------
REVENUES:
  Net Profits             $1,373,635    $1,251,153    $1,779,306
  Interest income             11,768        12,458        17,220
  Loss on sale of
    Net Profits
    Interests            (    52,591)  (       508)  (     2,030)
                           ---------     ---------     ---------

                          $1,332,812    $1,263,103    $1,794,496

COSTS AND EXPENSES:
  Depletion of Net
    Profits Interests     $  540,791    $  990,870    $1,731,821
  Impairment provision          -          581,036          -
  General and
    administrative           154,265       147,935       150,583
                           ---------     ---------     ---------
                          $  695,056    $1,719,841    $1,882,404
                           ---------     ---------     ---------

NET INCOME (LOSS)         $  637,756   ($  456,738)  ($   87,908)
                           =========     =========     =========
GENERAL PARTNER -
  NET INCOME              $   52,931    $   40,039    $   64,877
                           =========     =========     =========
LIMITED PARTNERS - NET
  INCOME (LOSS)           $  584,825   ($  496,777)  ($  152,785)
                           =========     =========     =========
NET INCOME (LOSS)
  per Unit                $     4.63   ($     3.93)  ($     1.21)
                           =========     =========     =========
UNITS OUTSTANDING            126,306       126,306       126,306
                           =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                              Limited     General
                              Partners    Partner      Combined
                           ------------  ----------  ------------

Balance, December 31, 1993  $7,609,587   ($  2,462)   $7,607,125
  Net income (loss)        (   152,785)     64,877   (    87,908)
  Cash distributions       ( 1,910,000)  ( 103,000)  ( 2,013,000)
                             ---------     -------     ---------

Balance, December 31, 1994  $5,546,802   ($ 40,585)   $5,506,217
  Net income (loss)        (   496,777)     40,039   (   456,738)
  Cash distributions       ( 1,055,000)  (  54,000)  ( 1,109,000)
                             ---------     -------     ---------

Balance, December 31, 1995  $3,995,025   ($ 54,546)   $3,940,479
  Net income                   584,825      52,931       637,756
  Cash distributions       ( 1,215,000)  (  79,758)  ( 1,294,758)
                             ---------     -------     ---------

Balance, December 31, 1996  $3,364,850   ($ 81,373)   $3,283,477
                             =========     =======     =========

                The accompanying notes are an integral
             part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $  637,756   ($  456,738)  ($   87,908)
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depletion of Net
      Profits Interests           540,791       990,870     1,731,821
    Impairment provision             -          581,036          -
    (Gain) loss on sale of
      Net Profits Interests        52,591           508         2,030
    (Increase) decrease in
      accounts receivable     (    17,033)  (   139,959)      166,198
                                ---------     ---------     ---------

  Net cash provided by
    operating activities       $1,214,105    $  975,717    $1,812,141
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($      804)  ($   19,172)  ($   15,542)
  Proceeds from sale of
    Net Profits Interests         139,216         9,907         1,038
                                ---------     ---------     ---------

  Net cash provided (used)
    by investing activities    $  138,412   ($    9,265)  ($   14,504)
                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,294,758)  ($1,109,000)  ($2,013,000)
                                ---------     ---------     ---------

  Net cash used by financing
    activities                ($1,294,758)  ($1,109,000)  ($2,013,000)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $   57,759   ($  142,548)  ($  215,363)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD         288,117       430,665       646,028
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  345,876    $  288,117    $  430,665
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

     We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsi-bility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 and Geodyne NPI Partnership P-5 at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Institutional/Pension Energy Income P-5 Limited Partnership and Geodyne NPI Partnership P-5 changed their method of accounting for impairment of their Net Profits Interests as of October 1, 1995.


                              COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 22, 1997

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  247,540    $  167,076
  Accounts receivable:
    Net Profits                            209,058       150,207
                                         ---------     ---------

      Total current assets              $  456,598    $  317,283

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method          2,536,590     2,908,234
                                         ---------     ---------

                                        $2,993,188    $3,225,517
                                         =========     =========

                      PARTNERS' CAPITAL (DEFICIT)
                      ---------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   60,088)  ($   48,425)
  Limited Partners, issued and
    outstanding, 118,449 Units           3,053,276     3,273,942
                                         ---------     ---------

      Total Partners' capital           $2,993,188    $3,225,517
                                         ---------     ---------

                                        $2,993,188    $3,225,517
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                             1996          1995          1994
                         ------------  ------------  ------------
REVENUES:
  Net Profits             $1,112,631    $  938,957    $1,180,970
  Interest income              7,595         8,722        10,217
  Gain (loss) on sale of
    Net Profits
    Interests                 30,479         1,364   (     1,216)
                           ---------     ---------     ---------

                          $1,150,705    $  949,043    $1,189,971

COSTS AND EXPENSES:
  Depletion of Net
    Profits Interests     $  368,974    $  785,795    $1,645,268
  Impairment provision          -          194,933     1,191,000
  General and
    administrative           142,033       138,959       141,316
                           ---------     ---------     ---------
                          $  511,007    $1,119,687    $2,977,584
                           ---------     ---------     ---------

NET INCOME (LOSS)         $  639,698   ($  170,644)  ($1,787,613)
                           =========     =========     =========
GENERAL PARTNER -
  NET INCOME              $   46,364    $   30,697    $   24,070
                           =========     =========     =========
LIMITED PARTNERS - NET
  INCOME (LOSS)           $  593,334   ($  201,341)  ($1,811,683)
                           =========     =========     =========
NET INCOME (LOSS)
  per Unit                $     5.01   ($     1.70)  ($    15.30)
                           =========     =========     =========
UNITS OUTSTANDING            118,449       118,449       118,449
                           =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                              Limited     General
                              Partners    Partner      Combined
                           ------------  ----------  ------------

Balance, December 31, 1993  $7,036,966   ($ 9,192)    $7,027,774
  Net income (loss)        ( 1,811,683)    24,070    ( 1,787,613)
  Cash distributions       ( 1,065,000)  ( 59,500)   ( 1,124,500)
                             ---------     ------      ---------

Balance, December 31, 1994  $4,160,283   ($44,622)    $4,115,661
  Net income (loss)        (   201,341)    30,697    (   170,644)
  Cash distributions       (   685,000)  ( 34,500)   (   719,500)
                             ---------     ------      ---------

Balance, December 31, 1995  $3,273,942   ($48,425)    $3,225,517
  Net income                   593,334     46,364        639,698
  Cash distributions       (   814,000)  ( 58,027)   (   872,027)
                             ---------     ------      ---------

Balance, December 31, 1996  $3,053,276   ($60,088)    $2,993,188
                             =========     ======      =========

                The accompanying notes are an integral
             part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $639,698     ($  170,644)  ($1,787,613)
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
    Depletion of Net
      Profits Interests         368,974         785,795     1,645,268
    Impairment provision           -            194,933     1,191,000
    (Gain) loss on sale of
      Net Profits Interests   (  30,479)    (     1,364)        1,216
    Increase in accounts
      receivable              (  58,851)    (    34,700)  (   115,507)
    Decrease in accounts
      payable                      -              -       (    22,488)
                                -------       ---------     ---------

  Net cash provided by
    operating activities       $919,342      $  774,020    $  911,876
                                -------       ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($  2,807)    ($   29,603)  ($   44,895)
  Proceeds from sale of
    Net Profits Interests        35,956           1,557           152
                                -------       ---------     ---------

  Net cash provided (used)
    by investing activities    $ 33,149     ($   28,046)  ($   44,743)
                                -------       ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($872,027)    ($  719,500)  ($1,124,500)
                                -------       ---------     ---------

  Net cash used by financing
    activities                ($872,027)    ($  719,500)  ($1,124,500)
                                -------       ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $ 80,464      $   26,474   ($  257,367)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD       167,076         140,602       397,969
                                -------       ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $247,540      $  167,076    $  140,602
                                =======       =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

     We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsi-bility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 and Geodyne NPI Partnership P-6 at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the combined financial statements, the Geodyne Institutional/Pension Energy Income P-6 Limited Partnership and Geodyne NPI Partnership P-6 changed their method of accounting for impairment of their Net Profits Interests as of October 1, 1995.


                              COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 22, 1997

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  319,699    $  254,180
  Accounts receivable:
    Net Profits                            428,072       231,575
                                         ---------     ---------

      Total current assets              $  747,771    $  485,755

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method          3,966,906     4,684,277
                                         ---------     ---------

                                        $4,714,677    $5,170,032
                                         =========     =========

                      PARTNERS' CAPITAL (DEFICIT)
                      ---------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   59,021)  ($   47,281)
  Limited Partners, issued and
    outstanding, 143,041 Units           4,773,698     5,217,313
                                         ---------     ---------

      Total Partners' capital           $4,714,677    $5,170,032
                                         ---------     ---------

                                        $4,714,677    $5,170,032
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                             1996          1995          1994
                         ------------  ------------  ------------
REVENUES:
  Net Profits             $2,002,957    $1,284,185    $1,487,321
  Interest income             13,419        10,768        13,160
  Gain (loss) on sale
    of Net Profits
    Interests                 24,815         6,045   (       319)
                           ---------     ---------     ---------

                          $2,041,191    $1,300,998    $1,500,162

COSTS AND EXPENSES:
  Depletion of Net
    Profits Interests     $  788,251    $1,520,338    $1,623,752
  Impairment provision          -          478,168          -
  General and
    administrative           171,630       173,446       172,922
                           ---------     ---------     ---------
                          $  959,881    $2,171,952    $1,796,674
                           ---------     ---------     ---------

NET INCOME (LOSS)         $1,081,310   ($  870,954)  ($  296,512)
                           =========     =========     =========
GENERAL PARTNER -
  NET INCOME              $   84,925    $   36,393    $   50,124
                           =========     =========     =========
LIMITED PARTNERS - NET
  INCOME (LOSS)           $  996,385   ($  907,347)  ($  346,636)
                           =========     =========     =========
NET INCOME (LOSS)
  per Unit                $     6.97   ($     6.34)  ($     2.42)
                           =========     =========     =========
UNITS OUTSTANDING            143,041       143,041       143,041
                           =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                              Limited     General
                              Partners    Partner      Combined
                           ------------  ----------  ------------

Balance, Dec. 31, 1993      $8,651,296   ($21,298)    $8,629,998
  Net income (loss)        (   346,636)    50,124    (   296,512)
  Cash distributions       ( 1,360,000)  ( 70,000)   ( 1,430,000)
                             ---------     ------      ---------

Balance, Dec. 31, 1994      $6,944,660   ($41,174)    $6,903,486
  Net income (loss)        (   907,347)    36,393    (   870,954)
  Cash distributions       (   820,000)  ( 42,500)   (   862,500)
                             ---------     ------      ---------

Balance, Dec. 31, 1995      $5,217,313   ($47,281)    $5,170,032
  Net income                   996,385     84,925      1,081,310
  Cash distributions       ( 1,440,000)  ( 96,665)   ( 1,536,665)
                            ----------     ------      ---------

Balance, Dec. 31, 1996      $4,773,698   ($59,021)    $4,714,677
                             =========     ======      =========

                The accompanying notes are an integral
             part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)            $1,081,310   ($  870,954)  ($  296,512)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
    Depletion of Net
      Profits Interests           788,251     1,520,338     1,623,752
    Impairment provision             -          478,168          -
    (Gain) loss on sale of
      Net Profits Interests   (    24,815)  (     6,045)          319
    Increase in accounts
      receivable              (   196,497)  (   177,962)  (    53,613)
    Decrease in accounts
      payable                        -             -      (    46,188)
                                ---------     ---------     ---------

  Net cash provided by
    operating activities       $1,648,249    $  943,545    $1,227,758
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   73,296)  ($   50,621)  ($   66,775)
  Proceeds from sale of
    Net Profits Interests          27,231        10,790           216
                                ---------     ---------     ---------

  Net cash used by
    investing activities      ($   46,065)  ($   39,831)  ($   66,559)
                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,536,665)  ($  862,500)  ($1,430,000)
                                ---------     ---------     ---------

  Net cash used by financing
    activities                ($1,536,665)  ($  862,500)  ($1,430,000)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $   65,519    $   41,214   ($  268,801)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD         254,180       212,966       481,767
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  319,699    $  254,180    $  212,966
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

                GEODYNE INSTITUTIONAL/PENSION PROGRAM
              Notes to the Combined Financial Statements
        For the Periods Ended December 31, 1996, 1995, and 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Geodyne Institutional/Pension Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. ("Geodyne") is the general partner of each of the Partnerships. Each Partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne serves as the managing partner. Limited Partners' capital contributions were contributed to the related NPI Partnerships for investment in net profits interests, royalty interests, and other nonoperating interests in producing oil and gas properties. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in producing properties, located in the continental United States, which were acquired by affiliated oil and gas investment programs (the "Affiliated Programs").

     Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs as owners of the working interests in the producing properties. Except where otherwise noted, references to certain operational activities of the Partnerships include the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests."

     The Partnerships were activated on the following dates with the following Limited Partner capital contributions:

                                            Limited Partner
                            Date of             Capital
        Partnership       Activation         Contributions
        -----------    -----------------    ---------------

            P-1        October 25, 1988       $10,807,400
            P-2        February 9, 1989         9,009,400
            P-3        May 10, 1989            16,963,700
            P-4        November 21, 1989       12,630,600
            P-5        February 27, 1990       11,844,900
            P-6        September 5, 1990       14,304,100


     For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner". An affiliate of the General Partner owned the following Units at December 31, 1996:


                                          Percent of
                            Number of     Outstanding
            Partnership    Units Owned       Units
            -----------    -----------    -----------

                P-1           12,183         11.3%
                P-2            6,985          7.8%
                P-3           38,928         23.0%
                P-4            9,147          7.2%
                P-5           13,119         11.1%
                P-6           10,466          7.3%


     The Partnerships' sole business is owning Net Profits Interests. Substantially all of the gas reserves attributable to the Partnerships' Net Profits Interests are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Allocation of Costs and Revenues

     The combination of the allocation provisions in each Partner-ships' limited partnership agreement and NPI Partnerships' partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                             Before Payout       After Payout
                           ------------------  ------------------
                           General   Limited   General   Limited
                           Partner   Partners  Partner   Partners
                           -------   --------  -------   --------
          Costs(1)
-------------------------

Sales commissions, payment
  for organization and
  offering costs and
  acquisition fee            1%        99%        -         -
Property acquisition costs   1%        99%        1%       99%
General and administrative
  costs and direct
  administrative costs(2)    5%        95%       15%       85%

         Income(1)
-------------------------

Temporary investments of
  Limited Partners' capital
  contributions              1%        99%        1%       99%
Income from oil and gas
  production(2)              5%        95%       15%       85%
Gain on sale of
  Net Profits Interests(2)   5%        95%       15%       85%
All other income(2)          5%        95%       15%       85%

----------

(1) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, direct administrative costs of the NPI Partnership are allocated 95.9596% to the Partnership and 4.0404% to the managing partner. The 95.9596% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the Limited Partners and 1% to the general partner. In this manner the Limited Partners are allocated 95% of such costs and the General Partner is allocated 5% of such costs.

(2) If, at payout, the total distributions received by the Limited Partners from the commencement of the property investment period have averaged on an annualized basis an amount that is less than 12% of the Limited Partners' subscriptions, the percentage of income, and costs which are shared in the same proportions as income, allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90% thereof until such time, if ever, that the distributions to the Limited Partners from the commencement of the property investment period reaches a yearly average equal to at least 12% of the Limited Partners' subscriptions. Thereafter, income, and costs shared in the same proportions as income, will be allocated 15% to the General Partner and 85% to the Limited Partners.


     Basis of Presentation

     These financial statements reflect  the combined accounts of each
Partnership   after   the   elimination   of   all   inter-partnership
transactions and balances.


     Cash and Cash Equivalents

     The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 4 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1996 have been collected.


     Receivable from General Partner

     The receivable from the General Partner at December 31, 1996 for the P-2 and P-3 Partnerships represents proceeds due to the Partnerships for the sale of Net Profits Interests. Subsequent to December 31, 1996 such receivable was collected by the P-2 and P-3 Partnerships.

     Net Profits Interests

     The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Such acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of Net Profits Interests in properties acquired by the General Partner consists of the cost of acquiring the underlying properties, adjusted for the net cash results of operations, including interest incurred to finance the net acquisition, for the period of time the properties are held by the General Partner. Impairment of Net Profits Interests in unproved oil and gas properties is recognized based upon an individual property assessment. Upon discovery of commercial reserves, Net Profits Interests in unproved properties are transferred to producing properties.

     Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate per equivalent barrel of oil produced during the years ended December 31, 1996, 1995, and 1994 were as follows:

                Partnership    1996   1995   1994
                -----------    ----   -----  -----

                    P-1        2.90   5.52    7.46
                    P-2        3.09   5.93    7.30
                    P-3        3.11   5.97    7.23
                    P-4        4.22   5.62    9.26
                    P-5        3.20   5.55   10.31
                    P-6        3.66   6.10    6.01


     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their Net Profits Interests at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of Net Profits Interests. With respect to the Partnerships' Net Profits Interests, this evaluation was performed for each field, rather than for the Partnerships' Net Profits Interests as a whole as previously allowed by the Securities and Exchange Commission ("SEC"). SFAS No. 121 provides that if the unamortized costs of Net Profits Interests exceed the expected undiscounted future cash flows from such Net Profits Interests, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows. The following non-cash charges were recorded by the Partnerships during the fourth quarter of 1995 pursuant to SFAS No. 121 and during the year ended December 31, 1994 pursuant to the Partnerships' prior impairment policy:


              Partnership      1995         1994
              -----------    --------    ----------

                 P-1         $ 86,264          -
                 P-2          182,970          -
                 P-3          377,983          -
                 P-4          581,036          -
                 P-5          194,933    $1,191,000
                 P-6          478,168          -

No such charge was recorded for any Partnership during the year ended December 31, 1996.

     Subsequent to December 31, 1996, the oil and gas industry has seen a drop in oil and gas prices. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report on Form 10-K, oil and gas prices received by the Partnerships have decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively (the "Filing Date Prices"). If the Filing Date Prices, as opposed to December 31, 1996 prices, were used to determine the recoverability of the Partnerships' oil and gas reserves, impairment provisions in the following approximate amounts would have been required at December 31, 1996:

                    Partnership     Amount
                    -----------    --------
                       P-1         $114,000
                       P-2          114,000
                       P-3          221,000
                       P-4           85,000
                       P-5          123,000
                       P-6          445,000

If the Filing Date Prices are in effect on March 31, 1997, the above impairment provisions will be reflected in the Partnerships' financial statements as of March 31, 1997. Impairment provisions do not impact the Partnerships' cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record further impairment provisions in the future, beyond those noted above, increases when oil and gas prices are depressed. Accordingly, the P-4 Partnership has Net Profits Interests in two fields and all other Partnerships have Net Profits Interests in three fields in which it is reasonably possible that impairment provisions will be recorded in the near term if gas prices decrease below the Filing Date Prices.

     Revenues from a net profits interest consist of a share of the oil and gas sales of the property, less operating and production expenses.


     Accounts Receivable (Accounts Payable) - Net Profits

     The Partnerships accrue for oil and gas revenues less expenses from its Net Profits Interests. Sales of gas applicable to the Partnerships' Interests in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' Net Profits Interests. During such times as a Partnership's sales of gas exceed its pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. This liability is recorded as a reduction to accounts receivable. At December 31, 1996 and 1995 total sales exceeded the Partnerships' Net Profits Interests in estimated total gas reserves as follows:


                          1996                    1995
                  --------------------    --------------------
   Partnership       Mcf      Amount         Mcf      Amount
   -----------    --------  ----------    --------  ----------

       P-1        (11,242)  ($16,863)     ( 7,107)  ($13,788)
       P-2        (10,944)  ( 16,416)     ( 5,634)  ( 10,986)
       P-3        (20,540)  ( 30,810)     (14,235)  ( 27,758)
       P-4        (26,973)  ( 40,460)     (12,424)  ( 24,972)
       P-5        (12,159)  ( 18,239)     ( 5,931)  ( 11,388)
       P-6        ( 3,483)  (  5,225)     ( 4,567)  (  8,495)

     Also included in accounts receivable from (accounts payable to) oil and gas sales are amounts which represent costs deferred or accrued for lease operating expenses incurred in connection with the Partnerships' net underproduced or overproduced gas imbalance positions. At December 31, 1996 and 1995, cumulative total gas sales volumes were less than (more than) the Partnerships' Net Profits Interests in gas production by the following amounts:

                          1996                   1995
                  --------------------   ---------------------
   Partnership       Mcf      Amount        Mcf       Amount
   -----------    ---------  ---------   ---------  ----------

       P-1          41,624    23,626       78,404    $ 49,002
       P-2          40,121    23,254       72,177      47,369
       P-3          77,659    44,934      131,563      86,739
       P-4         204,628    98,630      223,838     106,838
       P-5        ( 71,197)  (25,190)    ( 66,114)  (  20,264)
       P-6        (107,990)  (55,259)    (102,560)  (  54,674)


   General and Administrative Overhead

   The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


   Use of Estimates in Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accounts receivable (payable) - Net Profits includes accrued liabilities, accrued lease operating expenses, and deferred lease operating expenses related to gas balancing which involve estimates that could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


   Income Taxes

   Income or loss for income tax purposes  is includable in the income
tax returns of  the partners.   Accordingly, no  recognition has  been
given to income taxes in these financial statements.

2. TRANSACTIONS WITH RELATED PARTIES

   The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative costs for the years ended December 31, 1996, 1995, and 1994:

           Partnership      1996      1995      1994
           -----------    --------  --------  --------

               P-1        $113,760  $113,760  $113,762
               P-2          94,836    94,836    94,836
               P-3         178,560   178,560   178,565
               P-4         132,960   132,960   132,954
               P-5         124,680   124,680   124,683
               P-6         150,564   150,564   150,569


     Affiliates of the Partnerships operate certain of the properties in which the Partnerships owned a Net Profits Interest and their policy is to bill the owners of the working interests of such properties for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1995 and 1994, gas production from some of the properties in which the Partnerships owned a Net Profits Interest was sold to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Partnerships until December 6, 1995.

3.   MAJOR CUSTOMERS

     The following table sets forth purchasers who individually accounted for more than ten percent of the Partnerships' combined oil and gas sales during the years ended December 31, 1996, 1995, and 1994:

                                                 Percentage
                                             -------------------
  Partnership            Purchaser           1996   1995   1994
  -----------    ------------------------    -----  -----  -----

      P-1        El Paso                     23.0%  18.4%  22.9%
                 Texaco Exploration and
                   Production, Inc.
                   ("Texaco")                10.4%  13.0%    - %
                 Chevron U.S.A., Inc.        10.1%    - %    - %

      P-2        El Paso                     22.4%  17.7%  23.0%
                 Texaco                      12.6%  13.7%    - %

      P-3        El Paso                     22.3%  17.7%  22.9%
                 Texaco                      12.7%  13.6%    - %

      P-4        El Paso                     60.2%  49.9%  52.8%
                 Mesa Pipeline Co.           18.2%  18.6%    - %
                 Mesa Operating Ltd.
                   Partnership                 - %    - %  15.4%
                 Snyder Oil Corp.              - %    - %  10.1%

      P-5        El Paso                     62.0%  55.6%  70.0%
                 Apache Corporation            - %  12.4%    - %

      P-6        El Paso                     27.0%  42.5%  33.2%
                 Western Gas Resources         - %    - %  10.7%
                 Houston Pipeline Company      - %    - %  18.9%
                 Tejas Gas Marketing
                   Company                   13.7%    - %    - %
                 HPL Resources Company       19.1%    - %    - %

     In the event of interruption of purchases by one or more these significant customers or the cessation or material change in availability of open access transportation by pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the Net Profits Interest activities of the Partnerships is presented pursuant to the disclosure requirements promulgated by the SEC.

     Capitalized Costs

     Capitalized costs and accumulated depletion at December 31, 1996 and 1995 were as follows:

                            P-1 Partnership
                            ---------------
                                           1996          1995
                                       ------------  ------------
Net Profits Interests in proved
  oil and gas properties                $7,343,643    $8,080,020
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                     788,097       788,097
                                         ---------     ---------

                                        $8,131,740    $8,868,117

Less accumulated depletion
  and valuation allowance              ( 5,451,735)  ( 5,841,858)
                                         ---------     ---------
  Net Profits Interests, net            $2,680,005    $3,026,259
                                         =========     =========

                            P-2 Partnership
                            ---------------
                                           1996          1995
                                       ------------  ------------
Net Profits Interests in proved
  oil and gas properties                $6,049,274    $6,807,611
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                     614,888       614,888
                                         ---------     ---------

                                        $6,664,162    $7,422,499

Less accumulated depletion
  and valuation allowance              ( 4,462,782)  ( 4,911,792)
                                         ---------     ---------
  Net Profits Interests, net            $2,201,380    $2,510,707
                                         =========     =========

                         P-3 Partnership
                         ---------------
                                         1996           1995
                                     -------------  -------------
Net Profits Interests in proved
  oil and gas properties              $11,377,680    $12,790,404
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                  1,193,468      1,193,468
                                       ----------     ----------

                                      $12,571,148    $13,983,872

Less accumulated depletion
  and valuation allowance            (  8,414,617)  (  9,243,233)
                                       ----------     ----------
  Net Profits Interests, net          $ 4,156,531    $ 4,740,639
                                       ==========     ==========


                            P-4 Partnership
                            ---------------
                                         1996           1995
                                     -------------  -------------
Net Profits Interests in proved
  oil and gas properties              $ 8,753,695    $10,593,452
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                    735,371        735,371
                                       ----------     ----------

                                      $ 9,489,066    $11,328,823

Less accumulated depletion
  and valuation allowance            (  6,921,405)  (  8,029,368)
                                       ----------     ----------
  Net Profits Interests, net          $ 2,567,661    $ 3,299,455
                                       ==========     ==========

                            P-5 Partnership
                            ---------------
                                         1996           1995
                                     -------------  -------------
Net Profits Interests in proved
  oil and gas properties              $ 9,461,206    $ 9,643,267
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                    897,564        897,564
                                       ----------     ----------

                                      $10,358,770    $10,540,831

Less accumulated depletion
  and valuation allowance            (  7,822,180)  (  7,632,597)
                                       ----------     ----------
  Net Profits Interest, net           $ 2,536,590    $ 2,908,234
                                       ==========     ==========


                            P-6 Partnership
                            ---------------
                                         1996           1995
                                     -------------  -------------
Net Profits Interests in proved
  oil and gas properties              $12,204,492    $12,253,886
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                    454,263        454,263
                                       ----------     ----------

                                      $12,658,755    $12,708,149

Less accumulated depletion
  and valuation allowance            (  8,691,849)  (  8,023,872)
                                       ----------     ----------
  Net Profits Interests, net          $ 3,966,906    $ 4,684,277
                                       ==========     ==========

  Costs Incurred

  Costs incurred for the years ended December 31, 1996, 1995, and 1994 for each of the Partnerships were as follows:

                            P-1 Partnership
                            ---------------

                                         1996     1995     1994
                                        -------  -------  -------
Acquisition of Net Profits Interests    $  -     $ -      $  -

Development costs of Net Profits
  Interests                              12,540   4,566    15,149
                                         ------   -----    ------
                                        $12,540  $4,566   $15,149
                                         ======   =====    ======


                            P-2 Partnership
                            ---------------

                                         1996     1995     1994
                                        -------  -------  -------
Acquisition of Net Profits Interests    $ -      $  -     $  -

Development costs of Net Profits
  Interests                              6,613    9,877    20,511
                                         -----    -----    ------
                                        $6,613   $9,877   $20,511
                                         =====    =====    ======


                            P-3 Partnership
                            ---------------

                                          1996    1995      1994
                                        -------- -------  -------
Acquisition of Net Profits Interests     $  -    $  -     $  -

Development costs of Net Profits
  Interests                               12,220  19,116   39,265
                                          ------  ------   ------
                                         $12,220 $19,116  $39,265
                                          ======  ======   ======

                            P-4 Partnership
                            ---------------

                                          1996    1995     1994
                                        -------- -------  -------

Acquisition of Net Profits Interests    $ -      $  -     $  -

Development costs of Net Profits
  Interests                                804    19,172   15,542
                                           ---    ------   ------
                                          $804   $19,172  $15,542
                                           ===    ======   ======


                            P-5 Partnership
                            ---------------

                                         1996     1995     1994
                                        -------  -------  -------
Acquisition of Net Profits Interests    $ -      $  -     $  -

Development costs of Net Profits
  Interests                              2,807    29,603   44,895
                                         -----    ------   ------
                                        $2,807   $29,603  $44,895
                                         =====    ======   ======



                            P-6 Partnership
                            ---------------
                                         1996     1995     1994
                                        -------  -------  -------

Acquisition of Net Profits Interests    $  -     $  -     $  -

Development costs of Net Profits
  Interests                              73,296   50,621   66,775
                                         ------   ------   ------
                                        $73,296  $50,621  $66,775
                                         ======   ======   ======

     Quantities of Proved Oil and Gas Reserves - Unaudited

     The following tables summarize changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm.


                            P-1 Partnership
                            ---------------

                                             Crude      Natural
                                              Oil         Gas
                                           (Barrels)     (Mcf)
                                           ---------  -----------

Proved reserves, December 31, 1993          284,744    3,257,736
  Production                               ( 45,617)  (  544,265)
  Sales of minerals in place               (    161)  (      325)
  Revisions of previous estimates             9,058   (   56,773)
                                            -------    ---------

Proved reserves, December 31, 1994          248,024    2,656,373
  Production                               ( 39,075)  (  524,079)
  Sales of minerals in place               (  3,823)  (   27,794)
  Extensions and discoveries                   -          79,261
  Revisions of previous estimates            45,514      512,461
                                            -------    ---------

Proved reserves, December 31, 1995          250,640    2,696,222
  Production                               ( 33,798)  (  468,446)
  Sales of minerals in place               (  5,578)  (   78,601)
  Extensions and discoveries                  2,158       29,265
  Revisions of previous estimates            37,840      522,920
                                            -------    ---------

Proved reserves, December 31, 1996          251,262    2,701,360
                                            =======    =========
PROVED DEVELOPED RESERVES:
  December 31, 1994                         248,024    2,633,606
                                            =======    =========
  December 31, 1995                         250,640    2,696,222
                                            =======    =========
  December 31, 1996                         249,094    2,674,248
                                            =======    =========

                            P-2 Partnership
                            ---------------

                                             Crude      Natural
                                              Oil         Gas
                                           (Barrels)     (Mcf)
                                           ---------  -----------

Proved reserves, December 31, 1993          205,271    2,959,071
  Production                               ( 32,934)  (  418,655)
  Sales of minerals in place               (    135)  (      472)
  Revisions of previous estimates             7,668   (   65,378)
                                            -------    ---------

Proved reserves, December 31, 1994          179,870    2,474,566
  Production                               ( 28,040)  (  443,985)
  Sales of minerals in place               (  2,746)  (   26,060)
  Extensions and discoveries                   -          54,118
  Revisions of previous estimates            31,208      431,237
                                            -------    ---------

Proved reserves, December 31, 1995          180,292    2,489,876
  Production                               ( 24,049)  (  390,047)
  Sales of minerals in place               (  3,888)  (   79,207)
  Extensions and discoveries                  1,469       19,983
  Revisions of previous estimates            31,869      407,527
                                            -------    ---------

Proved reserves, December 31, 1996          185,693    2,448,132
                                            =======    =========
PROVED DEVELOPED RESERVES:
  December 31, 1994                         179,870    2,459,020
                                            =======    =========
  December 31, 1995                         180,292    2,489,876
                                            =======    =========
  December 31, 1996                         183,318    2,418,444
                                            =======    =========

                            P-3 Partnership
                            ---------------

                                             Crude      Natural
                                              Oil         Gas
                                           (Barrels)     (Mcf)
                                           ---------  -----------

Proved reserves, December 31, 1993          380,812    5,632,961
  Production                               ( 61,063)  (  790,479)
  Sales of minerals in place               (    250)  (      863)
  Revisions of previous estimates            13,756   (  139,432)
                                            -------    ---------

Proved reserves, December 31, 1994          333,255    4,702,187
  Production                               ( 51,963)  (  840,970)
  Sales of minerals in place               (  5,045)  (   49,808)
  Extensions and discoveries                   -          99,853
  Revisions of previous estimates            57,775      797,901
                                            -------    ---------

Proved reserves, December 31, 1995          334,022    4,709,163
  Production                               ( 44,496)  (  737,600)
  Sales of minerals in place               (  7,247)  (  152,220)
  Extensions and discoveries                  2,720       36,867
  Revisions of previous estimates            59,454      765,991
                                            -------    ---------

Proved reserves, December 31, 1996          344,453    4,622,201
                                            =======    =========
PROVED DEVELOPED RESERVES:
  December 31, 1994                         333,255    4,673,503
                                            =======    =========
  December 31, 1995                         334,022    4,709,163
                                            =======    =========
  December 31, 1996                         339,979    4,566,276
                                            =======    =========

                            P-4 Partnership
                            ---------------

                                             Crude      Natural
                                              Oil         Gas
                                           (Barrels)     (Mcf)
                                           ---------  -----------

Proved reserves, December 31, 1993          118,800    4,846,195
  Production                               ( 34,540)  (  914,352)
  Sales of minerals in place               (     14)  (      757)
  Revisions of previous estimates            10,388   (  125,860)
                                            -------    ---------

Proved reserves, December 31, 1994           94,634    3,805,226
  Production                               ( 28,847)  (  885,642)
  Sales of minerals in place               (     74)  (   23,687)
  Revisions of previous estimates            18,681      576,462
                                            -------    ---------

Proves reserves, December 31, 1995           84,394    3,472,359
  Production                               ( 22,949)  (  630,841)
  Sales of minerals in place               (    661)  (  198,487)
  Revisions of previous estimates            15,013      480,088
                                            -------    ---------

Proved reserves, December 31, 1996           75,797    3,123,119
                                            =======    =========
PROVED DEVELOPED RESERVES:
  December 31, 1994                          94,341    3,753,688
                                            =======    =========
  December 31, 1995                          84,394    3,472,359
                                            =======    =========
  December 31, 1996                          69,266    3,022,629
                                            =======    =========

                            P-5 Partnership
                            ---------------

                                             Crude      Natural
                                              Oil         Gas
                                           (Barrels)     (Mcf)
                                           ---------  -----------

Proved reserves, December 31, 1993          46,503     4,631,535
  Production                               ( 9,313)   (  901,804)
  Sales of minerals in place               (     8)   (    1,281)
  Revisions of previous estimates          ( 1,506)       24,165
                                            ------     ---------

Proved reserves, December 31, 1994          35,676     3,752,615
  Production                               (10,842)   (  784,863)
  Sales of minerals in place               (   107)   (      601)
  Extensions and discoveries                12,096       143,318
  Revisions of previous estimates          (   725)      120,437
                                            ------     ---------

Proved reserves, December 31, 1995          36,098     3,230,906
  Production                               (10,757)   (  627,998)
  Sales of minerals in place               (   664)   (   23,621)
  Extensions and discoveries                 8,865        45,915
  Revisions of previous estimates           17,989       636,220
                                            ------     ---------

Proved reserves, December 31, 1996          51,531     3,261,422
                                            ======     =========
PROVED DEVELOPED RESERVES:
  December 31, 1994                         24,952     3,548,806
                                            ======     =========
  December 31, 1995                         36,017     3,180,500
                                            ======     =========
  December 31, 1996                         51,388     3,232,004
                                            ======     =========

                            P-6 Partnership
                            ---------------

                                            Crude      Natural
                                             Oil         Gas
                                          (Barrels)     (Mcf)
                                          ---------  ------------

Proved reserves, December 31, 1993         167,537    7,949,856
  Production                              ( 19,711)  (1,502,411)
  Sales of minerals in place              (      3)  (      440)
  Revisions of previous estimates            9,329    1,027,315
                                           -------    ---------

Proved reserves, December 31, 1994         157,152    7,474,320
  Production                              ( 19,149)  (1,380,123)
  Sales of minerals in place              (    336)  (    8,470)
  Extensions and discoveries                 4,273       34,927
  Revisions of previous estimates            7,331   (  175,080)
                                           -------    ---------

Proved reserves, December 31, 1995         149,271    5,945,574
  Production                              ( 21,377)  (1,162,652)
  Sales of minerals in place              ( 20,978)  (   54,473)
  Extensions and discoveries                 3,053       59,267
  Revisions of previous estimates           30,411      695,404
                                           -------    ---------

Proved reserves, December 31, 1996         140,380    5,483,120
                                           =======    =========
PROVED DEVELOPED RESERVES:
  December 31, 1994                        145,841    7,289,113
                                           =======    =========
  December 31, 1995                        149,244    5,927,504
                                           =======    =========
  December 31, 1996                        140,330    5,473,020
                                           =======    =========


     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

     The following tables set forth the estimated future net cash flows as of December 31, 1996 relating to the Partnerships' proved reserves attributable to the Partnerships' Net Profits Interests based on the standardized measure as prescribed in SFAS No. 69:

                                       Partnership
                        -----------------------------------------
                             P-1           P-2           P-3
                        ------------  ------------  -------------

Future cash inflows      $15,789,650   $13,490,597   $25,341,322
Future production and
  development costs     (  3,234,752) (  2,904,363) (  5,492,232)
                          ----------    ----------    ----------

Future net cash flows    $12,554,898   $10,586,234   $19,849,090

10% discount to
  reflect timing
  of cash flows         (  5,150,734) (  4,356,971) (  8,167,807)
                          ----------    ----------    ----------

Standardized measure
  of discounted future
  net cash flows         $ 7,404,164   $ 6,229,263   $11,681,283
                          ==========    ==========    ==========


                                       Partnership
                        -----------------------------------------
                             P-4           P-5           P-6
                        ------------  ------------  -------------

Future cash inflows      $13,537,516   $12,307,368   $22,213,533
Future production and
  development costs     (  3,087,539) (  2,776,870) (  6,751,045)
                          ----------    ----------    ----------

Future net cash flows    $10,449,977   $ 9,530,498   $15,462,488

10% discount to
  reflect timing
  of cash flows         (  3,374,479) (  3,308,502) (  4,852,430)
                          ----------    ----------    ----------

Standardized measure
  of discounted future
  net cash flows         $ 7,075,498   $ 6,221,996   $10,610,058
                          ==========    ==========    ==========

The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report on Form 10-K, oil and gas prices received by the Partnerships had decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively. If such prices, as opposed to December 31, 1996 prices, were used in calculating the standardized measure of discounted future net cash flows of the Partnerships' proved oil and gas reserves as of December 31, 1996, such decrease would have had a significant effect on the value of the reserves disclosed herein.

                           INDEX TO EXHIBITS
                           -----------------



Number    Description
------    -----------

4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the SEC as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

               Partnership    Filing Date         File No.
               -----------    -----------         --------

                    P-1       June 5, 1989        0-17800
                    P-2       June 5, 1989        0-17800
                    P-3       February 20, 1990   0-18306
                    P-4       February 20, 1990   0-18306
                    P-5       November 13, 1990   0-18637
                    P-6       November 30, 1990   0-18937


4.2 The Agreements of Partnership for the following NPI Partnerships have been previously filed with the SEC as
          Exhibit 2.2 to Form 8-A filed by the related Partnerships on the dates shown below and are hereby incorporated by reference.

                                        Form 8-A
                    Partnership       Filing Date
                    -----------    -----------------

                        P-1        June 5, 1989
                        P-2        June 5, 1989
                        P-3        February 20, 1990
                        P-4        February 20, 1990
                        P-5        June 11, 1990
                        P-6        December 10, 1990

4.3 Advisory Agreement dated as of November 24, 1992 between Samson, PaineWebber, Geodyne Resources, Geodyne Properties, Inc., Geodyne Production Company, and Geodyne Energy Company filed as Exhibit 28.3 to Registrants' Current Report on Form 8-K filed with the SEC on December 24, 1992 and is hereby incorporated by reference.

4.4 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.5 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, filed as Exhibit 4.2 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.6       Second Amendment  to  Agreement of  Limited  Partnership  of
          Geodyne Institutional/Pension Energy Income Limited Partnership P-3, filed as Exhibit 4.3 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.7 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-4, filed as Exhibit 4.4 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.8 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-5, filed as Exhibit 4.5 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.9 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-6, filed as Exhibit 4.6 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.10 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.11 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.12 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-3, filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.13 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-4, filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.14 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-5, filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

4.15 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income Limited Partnership P-6, filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*23.2 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

*23.3 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partner-ship P-3.

*23.4 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partner-ship P-4.

*23.5 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partner-ship P-5.

*23.6 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partner-ship P-6.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          All other Exhibits are omitted as inapplicable.

          ----------
          * Filed herewith.