Form 10-Q
period 1997-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1997-05-13
CIK 850427, 850428, 854066, 860744, 863832, 869801

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997

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

                                             P-1: 73-1330245
                                             P-2: 73-1330625
         P-1 and P-2:                        P-3: 73-1336573
            Texas                            P-4: 73-1341929
       P-3 through P-6:                      P-5: 73-1353774
           Oklahoma                          P-6: 73-1357375
--------------------------------        ----------------------------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
    of incorporation or
       organization)


            Two West Second Street, Tulsa, Oklahoma         74103
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
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  305,606   $  293,296
  Accounts receivable:
   Net Profits                              188,330      257,458
                                         ----------   ----------
       Total current assets              $  493,936   $  550,754

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           1,723,882    2,680,005
                                         ----------   ----------
                                         $2,217,818   $3,230,759
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   75,648) ($   62,666)
  Limited Partners, issued and
   outstanding, 108,074 units             2,239,466    3,293,425
                                         ----------   ----------
       Total Partners' capital           $2,217,818   $3,230,759
                                         ----------   ----------
                                         $2,217,818   $3,230,759
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $279,897      $310,326
  Interest income                            2,262         1,805
  Gain on sale of Net Profits
   Interests                                   -             631
                                          --------      --------
                                          $282,159      $312,762

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 60,683      $ 95,330
  Impairment provision                     902,042           -
  General and administrative (Note 2)       34,764        35,101
                                          --------      --------
                                          $997,489      $130,431
                                          --------      --------

NET INCOME (LOSS)                        ($715,330)     $182,331
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  2,629      $ 12,840
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)     ($717,959)     $169,491
                                          ========      ========
NET INCOME (LOSS) per unit               ($   6.64)     $   1.57
                                          ========      ========
UNITS OUTSTANDING                          108,074       108,074
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($715,330)     $182,331
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                              60,683        95,330
   Impairment provision                    902,042           -
   Gain on sale of Net Profits
     Interests                                 -       (     631)
   (Increase) decrease in accounts
     receivable                             69,128     (  58,508)
                                          --------      --------
  Net cash provided by operating
   activities                             $316,523      $218,522

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  6,602)    ($  3,139)
  Proceeds from sale of Net Profits
   Interests                                   -             631
                                          --------      --------
  Net cash used by investing
   activities                            ($  6,602)    ($  2,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($297,611)    ($236,146)
                                          --------      --------
  Net cash used by financing
   activities                            ($297,611)    ($236,146)
                                          --------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 12,310     ($ 20,132)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      293,296       241,524
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $305,606      $221,392
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  249,455   $  222,506
  Accounts receivable:
   General Partner (Note 2)                     -          8,376
   Net Profits                              218,597      203,287
                                         ----------   ----------
       Total current assets              $  468,052   $  434,169

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           1,426,862    2,201,380
                                         ----------   ----------
                                         $1,894,914   $2,635,549
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   64,789) ($   57,428)
  Limited Partners, issued and
   outstanding, 90,094 units              1,959,703    2,692,977
                                         ----------   ----------
       Total Partners' capital           $1,894,914   $2,635,549
                                         ----------   ----------
                                         $1,894,914   $2,635,549
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $291,114      $239,673
  Interest income                            1,708         1,243
  Gain on sale of Net Profits
   Interests                                   -             448
                                          --------      --------
                                          $292,822      $241,364

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 50,988      $ 86,373
  Impairment provision                     727,893           -
  General and administrative (Note 2)       28,893        29,286
                                          --------      --------
                                          $807,774      $115,659
                                          --------      --------

NET INCOME (LOSS)                        ($514,952)     $125,705
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  5,322      $  9,678
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)     ($520,274)     $116,027
                                          ========      ========
NET INCOME (LOSS) per unit               ($   5.77)     $   1.29
                                          ========      ========
UNITS OUTSTANDING                           90,094        90,094
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($514,952)     $125,705
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                              50,988        86,373
   Impairment provision                    727,893           -
   Gain on sale of Net Profits
     Interests                                 -       (     448)
   Decrease in accounts receivable -
     General Partner                         8,376           -
   Increase in accounts receivable -
     oil and gas sales                   (  15,310)    (  49,497)
                                          --------      --------
  Net cash provided by operating
   activities                             $256,995      $162,133

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  4,363)    ($    645)
  Proceeds from sale of Net Profits
   Interests                                   -             448
                                          --------      --------
  Net cash used by investing
   activities                            ($  4,363)    ($    197)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($225,683)    ($164,350)
                                          --------      --------
  Net cash used by financing
   activities                            ($225,683)    ($164,350)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 26,949     ($  2,414)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      222,506       167,791
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $249,455      $165,377
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  467,329   $  415,354
  Accounts receivable:
   General Partner (Note 2)                     -         16,473
   Net Profits                              404,305      379,725
                                         ----------   ----------
       Total current assets              $  871,634   $  811,552

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           2,656,262    4,156,531
                                         ----------   ----------
                                         $3,527,896   $4,968,083
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  121,613) ($  107,085)
  Limited Partners, issued and
   outstanding, 169,637 units             3,649,509    5,075,168
                                         ----------   ----------
       Total Partners' capital           $3,527,896   $4,968,083
                                         ----------   ----------
                                         $3,527,896   $4,968,083
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  537,870      $447,556
  Interest income                            3,246         2,156
  Gain on sale of Net Profits
   Interests                                   -             833
                                        ----------      --------
                                        $  541,116      $450,545

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $   94,382      $162,341
  Impairment provision                   1,413,917           -
  General and administrative (Note 2)       54,385        55,126
                                        ----------      --------
                                        $1,562,684      $217,467
                                        ----------      --------

NET INCOME (LOSS)                      ($1,021,568)     $233,078
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $    9,091      $ 18,040
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($1,030,659)     $215,038
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     6.08)     $   1.27
                                        ==========      ========
UNITS OUTSTANDING                          169,637       169,637
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($1,021,568)     $233,078
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                              94,382       162,341
   Impairment provision                  1,413,917           -
   Gain on sale of Net Profits
     Interests                                 -       (     833)
   Decrease in accounts receivable -
     General Partner                        16,473           -
   Increase in accounts receivable -
     oil and gas sales                 (    24,580)    (  93,834)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  478,624      $300,752

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    8,030)    ($  1,184)
  Proceeds from sale of Net Profits
   Interests                                   -             833
                                        ----------      --------
  Net cash used by investing
   activities                          ($    8,030)    ($    351)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  418,619)    ($316,413)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  418,619)    ($316,413)
                                        ----------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $   51,975     ($ 16,012)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      415,354       296,629
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  467,329      $280,617
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  452,705   $  345,876
  Accounts receivable:
   General Partner (Note 2)                  56,788
   Net Profits                              291,983      369,940
                                         ----------   ----------
       Total current assets              $  801,476   $  715,816

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           1,630,886    2,567,661
                                         ----------   ----------
                                         $2,432,362   $3,283,477
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   94,377) ($   81,373)
  Limited Partners, issued and
   outstanding, 126,306 units             2,526,739    3,364,850
                                         ----------   ----------
       Total Partners' capital           $2,432,362   $3,283,477
                                         ----------   ----------
                                         $2,432,362   $3,283,477
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------     --------

REVENUES:
  Net Profits                             $407,373      $345,698
  Interest and other income                  2,720         2,388
  Gain (loss) on sale of Net Profits
   Interests                             (  10,254)           70
                                          --------      --------
                                          $399,839      $348,156

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $117,028      $171,569
  Impairment provision                     752,388           -
  General and administrative (Note 2)       38,287        41,027
                                          --------      --------
                                          $907,703      $212,596
                                          --------      --------

NET INCOME (LOSS)                        ($507,864)     $135,560
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  9,247      $ 13,521
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)     ($517,111)     $122,039
                                          ========      ========
NET INCOME (LOSS) per unit               ($   4.09)     $    .97
                                          ========      ========
UNITS OUTSTANDING                          126,306       126,306
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($507,864)     $135,560
  Adjustments to reconcile net income
   (loss) net cash provided by
   operating activities:
   Depletion of Net Profits Interests      117,028       171,569
   Impairment provision                    752,388           -
   (Gain) loss on sale of Net Profits
     Interests                              10,254     (      70)
   Increase in accounts receivable -
     General Partner                     (  56,788)          -
   Decrease in accounts receivable -
     oil and gas sales                      77,957        26,792
                                          --------      --------
  Net cash provided by operating
   activities                             $392,975      $333,851

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Net Profits
   Interests                              $ 57,105      $    976
                                          --------      --------
  Net cash provided by investing
   activities                             $ 57,105      $    976

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($343,251)    ($293,193)
                                          --------      --------
  Net cash used by financing
   activities                            ($343,251)    ($293,193)
                                          --------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $106,829      $ 41,634

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      345,876       288,117
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $452,705      $329,751
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         March 31,   December 31,
                                           1997          1996
                                        -----------  -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  351,565    $  247,540
  Accounts receivable:
   General Partner (Note 2)                  1,955           -
   Net Profits                             155,598       209,058
                                        ----------    ----------
       Total current assets             $  509,118    $  456,598

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method          1,430,426     2,536,590
                                        ----------    ----------
                                        $1,939,544    $2,993,188
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   73,783)  ($   60,088)
  Limited Partners, issued and
   outstanding, 118,449 units            2,013,327     3,053,276
                                        ----------    ----------
       Total Partners' capital          $1,939,544    $2,993,188
                                        ----------    ----------
                                        $1,939,544    $2,993,188
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  341,315      $280,150
  Interest and other income                  1,999         1,300
                                        ----------      --------
                                        $  343,314      $281,450

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $   85,514      $140,478
  Impairment provision                   1,018,067           -
  General and administrative (Note 2)       38,581        38,502
                                        ----------      --------
                                        $1,142,162      $178,980
                                        ----------      --------

NET INCOME (LOSS)                      ($  798,848)     $102,470
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $    4,101      $ 10,678
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  802,949)     $ 91,792
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     6.78)     $    .77
                                        ==========      ========
UNITS OUTSTANDING                          118,449       118,449
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  798,848)     $102,470
  Adjustments to reconcile net income
   (loss) net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                              85,514       140,478
   Impairment provision                  1,018,067           -
   Increase in accounts receivable -
     General Partner                   (     1,955)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales         53,460     (  17,810)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  356,238      $225,138

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Net Profits
   Interests                            $    2,583      $    867
                                        ----------      --------
  Net cash provided by investing
   activities                           $    2,583      $    867

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  254,796)    ($187,819)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  254,796)    ($187,819)
                                        ----------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  104,025      $ 38,186

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      247,540       167,076
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  351,565      $205,262
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  667,533   $  319,699
  Accounts receivable:
   General Partner (Note 2)                     669          -
   Net Profits                              243,364      428,072
                                         ----------   ----------
       Total current assets              $  911,566   $  747,771

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           2,922,786    3,966,906
                                         ----------   ----------
                                         $3,834,352   $4,714,677
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   78,805) ($   59,021)
  Limited Partners, issued and
   outstanding, 143,041 units             3,913,157    4,773,698
                                         ----------   ----------
       Total Partners' capital           $3,834,352   $4,714,677
                                         ----------   ----------
                                         $3,834,352   $4,714,677
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------     --------

REVENUES:
  Net Profits                           $  544,640      $502,096
  Interest and other income                  3,179         2,118
  Gain on sale of Net Profits
   Interests                                 4,020           -
                                        ----------      --------
                                        $  551,839      $504,214

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  152,608      $220,281
  Impairment provision                     898,584           -
  General and administrative (Note 2)       47,649        46,544
                                        ----------      --------
                                        $1,098,841      $266,825
                                        ----------      --------

NET INCOME (LOSS)                      ($  547,002)     $237,389
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   14,539      $ 20,575
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  561,541)     $216,814
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     3.93)     $   1.52
                                        ==========      ========
UNITS OUTSTANDING                          143,041       143,041
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($547,002)     $237,389
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             152,608       220,281
   Impairment provision                    898,584           -
   Gain on sale of Net Profits
     Interests                           (   4,020)          -
   Increase in accounts receivable -
     General Partner                     (     669)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        184,708     (  89,340)
                                          --------      --------
  Net cash provided by operating
   activities                             $684,209      $368,330

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  7,741)    ($ 35,387)
  Proceeds from sale of Net Profits
   Interests                                 4,689           -
                                          --------      --------
  Net cash used by investing
   activities                            ($  3,052)    ($ 35,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($333,323)    ($261,954)
                                          --------      --------
  Net cash used by financing
   activities                            ($333,323)    ($261,954)
                                          --------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $347,834      $ 70,989

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      319,699       254,180
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $667,533      $325,169
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of March 31, 1997, combined statements of operations for the three months ended March 31, 1997 and 1996 and combined statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1997, the combined results of operations for the three months ended March 31, 1997 and 1996 and the combined cash flows for the three months ended March 31, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which the Partnerships' Net Profits Interests are carved are referred to as "Working Interests".

     The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

     NET PROFITS INTERESTS
     ---------------------

     The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the NPI Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the NPI Partnership of Net Profits Interests acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the oil and gas properties are held by the General Partner prior to their transfer to the Partnerships. Impairment of Net Profits Interests is recognized based upon an individual property assessment.

     Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field, rather than for the Partnership's properties as a whole as previously allowed by the Securities and Exchange Commission ("SEC"). SFAS No. 121 provides that if the unamortized costs of Net Profits Interests for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. Under the Partnerships' prior impairment policy if the unamortized costs of Net Profits Interests as a whole exceeded the estimated undiscounted future net revenues of the properties, an impairment provision would be recorded for the excess amount. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the first quarter of 1997 pursuant to SFAS No. 121 as follows:

                Partnership               Amount
                -----------            ------------
                    P-1                 $  902,042
                    P-2                    727,893
                    P-3                  1,413,917
                    P-4                    752,388
                    P-5                  1,018,067
                    P-6                    898,584

     The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for the Partnerships' direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended March 31, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                             Direct General       Administrative
        Partnership        and Administrative        Overhead
        -----------        ------------------     --------------
            P-1                 $ 6,324              $28,440
            P-2                   5,184               23,709
            P-3                   9,745               44,640
            P-4                   5,047               33,240
            P-5                   7,411               31,170
            P-6                  10,008               37,641

     Affiliates   of  the   Partnerships   operate   certain  of   the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The receivable from the General Partner at December 31, 1996 for the P-2 and P-3 Partnerships represented proceeds due to the Partnerships for the sale of Net Profits Interests. Subsequent to December 31, 1996 such receivable was collected by the P-2 and P-3 Partnerships.

     The receivable from the General Partner at March 31, 1997 for the P-4, P-5, and P-6 Partnerships represents proceeds due to such Partnerships for the sale of Net Profits Interests. Subsequent to March 31, 1997 such receivable was collected by the P-4, P-5, and P-6 Partnerships.

ITEM 2.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS    OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

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

GENERAL
-------

     The Partnerships are engaged in the business of acquiring Net Profits Interests in producing oil and gas properties located in the continental United States. In general, a Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each limited partnership, and its related NPI Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying working interest in the oil and gas properties. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' Partnership Agreements.


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

     Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     PARTNERSHIP P-1

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.
                                      Three Months Ended March 31,
                                      -----------------------------
                                        1997               1996
                                      --------           --------
           Net Profits                $279,897           $310,326
           Barrels produced              8,584              9,504
           Mcf produced                 82,354            134,915
           Average price/Bbl          $  20.91           $  17.57
           Average price/Mcf          $   2.35           $   1.75

     As shown in the table above, Net Profits decreased $30,429 (9.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this decrease, approximately $16,000 and $92,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $29,000 and $49,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 920 barrels and 52,561 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells during the three months ended March 31, 1996 and (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1997. Average oil and gas prices increased to $20.91 per barrel and $2.35 per Mcf, respectively, for the three months ended March 31, 1997 from $17.57 per barrel and $1.75 per Mcf, respectively, for the three months ended March 31, 1996.

     Depletion of Net Profits Interests decreased $34,647 (36.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 21.7% for the three months ended March 31, 1997 from 30.7% for the three months ended March 31, 1996. This decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The P-1 Partnership recognized a non-cash charge against earnings of $902,042 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-1 Partnership's adoption of SFAS No. 121. Of this amount, $113,945 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $788,097 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 12.4% for the three months ended March 31, 1997 as compared to 11.3% for the three months ended March 31, 1996.

     Cumulative cash distributions to the Limited Partners through March 31, 1997 were $9,059,558 or 83.83% of Limited Partners' capital contributions.

     PARTNERSHIP P-2

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                     Three Months Ended March 31,
                                     ----------------------------
                                        1997               1996
                                      --------           --------
           Net Profits                $291,114           $239,673
           Barrels produced              6,082              6,829
           Mcf produced                 71,611            113,725
           Average price/Bbl          $  20.93           $  17.63
           Average price/Mcf          $   3.45           $   1.75

     As shown in the table above, Net Profits increased $51,441 (21.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $20,000 and $122,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $13,000 and $74,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 747 barrels and 42,114 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells during the three months ended March 31, 1996 and
     (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1997. Average oil and gas prices increased to $20.93 per barrel and $3.45 per Mcf, respectively, for the three months ended March 31, 1997 from $17.63 per barrel and $1.75 per Mcf, respectively for the three months ended March 31, 1996.

     Depletion of Net Profits Interests decreased $35,385 (41.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 17.5% for the three months ended March 31, 1997 from 36.0% for the three months ended March 31, 1996. This decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The P-2 Partnership recognized a non-cash charge against earnings of $727,893 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-2 Partnership's adoption of SFAS No. 121. Of this amount, $113,005 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $614,888 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of Net Profits, these expenses decreased to 9.9% for the three months ended March 31, 1997 from 12.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners through March 31, 1997 were $6,896,561 or 76.55% of Limited Partners' capital contributions.

     PARTNERSHIP P-3

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                    Three Months Ended March 31,
                                    ----------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $537,870          $447,556
           Barrels produced             11,239            12,651
           Mcf produced                134,814           214,852
           Average price/Bbl          $  20.94          $  17.63
           Average price/Mcf          $   3.41          $   1.75

     As shown in the table above, Net Profits increased $90,314 (20.2%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $37,000 and $224,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $25,000 and $140,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,412 barrels and 80,038 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchasers on two wells during the three months ended March 31, 1996 and
     (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1997. Average oil and gas prices increased to $20.94 per barrel and $3.41 per Mcf, respectively, for the three months ended March 31, 1997 from $17.63 per barrel and $1.75 per Mcf, respectively, for the three months ended March 31, 1996.

     Depletion of Net Profits Interests decreased $67,959 (41.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 17.5% for the three months ended March 31, 1997 from 36.3% for the three months ended March 31, 1996. This decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The P-3 Partnership recognized a non-cash charge against earnings of $1,413,917 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-3 Partnership's adoption of SFAS No. 121. Of this amount, $220,449 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,193,468 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of Net Profits, these expenses decreased to 10.1% for the three months ended March 31, 1997 from 12.3% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners through March 31, 1997 were $12,355,401 or 72.83% of Limited Partners' capital contributions.

     PARTNERSHIP P-4

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                    Three Months Ended March 31,
                                    ----------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $407,373          $345,698
           Barrels produced              5,414             6,226
           Mcf produced                142,615           179,821
           Average price/Bbl          $  21.73          $  19.26
           Average price/Mcf          $   2.73          $   1.83

     As shown in the table above, Net Profits increased $61,675 (17.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $13,000 and $128,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $16,000 and $68,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 812 barrels and 37,206 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) the sale of two gas producing wells during 1996, and (iii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1996. Average oil and gas prices increased to $21.73 per barrel and $2.73 per Mcf, respectively, for the three months ended March 31, 1997 from $19.26 per barrel and $1.83 per Mcf, respectively, for the three months ended March 31, 1996.

     Depletion of Net Profits Interests decreased $54,541 (31.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 28.7% for the three months ended March 31, 1997 from 49.6% for the three months ended March 31, 1996. This decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The P-4 Partnership recognized a non-cash charge against earnings of $752,388 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-4 Partnership's adoption of SFAS No. 121. Of this amount, $84,059 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $668,329 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses decreased $2,740 (6.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of Net Profits, these expenses decreased to 9.4% for the three months ended March 31, 1997 from 11.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners through March 31, 1997 were $10,231,945 or 81.01% of Limited Partners' capital contributions.

     PARTNERSHIP P-5

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                    Three Months Ended March 31,
                                    ----------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $341,315          $280,150
           Barrels produced              2,267             3,478
           Mcf produced                146,737           174,240
           Average price/Bbl          $  20.79          $  17.99
           Average price/Mcf          $   2.59          $   1.75

     As shown in the table above, Net Profits increased $61,165 (21.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $6,000 and $123,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $22,000 and $48,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,211 barrels and 27,503 Mcf, respectively, for the three months ended March 31,

     1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on two wells and (ii) positive prior period volume adjustments made by the operator on two wells during the three months ended March 31, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended March 31, 1997, and (iii) a positive prior period volume adjustment made by the purchaser on another well during the three months ended March 31, 1996. Average oil and gas prices increased to $20.79 per barrel and $2.59 per Mcf, respectively, for the three months ended March 31, 1997 from $17.99 per barrel and $1.75 per Mcf, respectively, for the three months ended March 31, 1996.

     Depletion of Net Profits Interests decreased $54,964 (39.1%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 25.1% for the three months ended March 31, 1997 from 50.1% for the three months ended March 31, 1996. This decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The P-5 Partnership recognized a non-cash charge against earnings of $1,018,067 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-5 Partnership's adoption of SFAS No. 121. Of this amount, $122,458 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $895,609 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of Net Profits, these expenses decreased to 11.3% for the three months ended March 31, 1997 from 13.7% for the three months ended March 31, 1996. This decrease was primarily due to the increase in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners through March 31, 1997 were $5,590,759 or 47.20% of Limited Partners' capital contributions.


     PARTNERSHIP P-6

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                    Three Months Ended March 31,
                                    ----------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $544,640          $502,096
           Barrels produced              4,303             5,706
           Mcf produced                235,050           285,013
           Average price/Bbl          $  21.24          $  17.96
           Average price/Mcf          $   2.87          $   2.03

     As shown in the table above, Net Profits increased $42,544 (8.5%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $14,000 and $197,000, respectively, were related to the increases in the average prices of oil and gas sold, partially offset by decreases of approximately $25,000 and $101,000, respectively, related to decreases in volumes of oil and gas sold and a decrease of approximately $42,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,403 barrels and 49,963 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on two wells. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) positive prior period volume adjustments made by the purchasers on several wells during the three months ended March 31, 1996, (iii) the shutting-in of two wells during 1996 due to mechanical difficulties, and
     (iv) a  negative  prior  period volume  adjustment  made  by  the purchaser on one well during the three months ended March 31, 1997. The increase in production expenses resulted primarily from (i) an increase in ad valorem taxes incurred on several wells during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) workover expenses incurred during the three months ended March 31, 1997 in order to improve the recovery of reserves on several wells, partially offset by decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Average oil and gas prices increased to $21.24 per barrel and $2.87 per Mcf, respectively, for the three months ended March 31, 1997 from $17.96 per barrel and $2.03 per Mcf, respectively, for the three months ended March 31, 1996.

     Depletion of Net Profits Interests decreased $67,673 (30.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 28.0% for the three months ended March 31, 1997 from 43.9% for the three months ended March 31, 1996. This decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The P-6 Partnership recognized a non-cash charge against earnings of $898,584 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-6 Partnership's adoption of SFAS No. 121. Of this amount, $444,990 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $453,594 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 8.7% for the three months ended March 31, 1997 as compared to 9.3% for the three months ended March 31, 1996.

     Cumulative cash distributions to the Limited Partners through March 31, 1997 were $7,084,248 or 49.53% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during the first quarter of 1997:

          Date of event:           January 24, 1997
          Date filed with SEC:     January 24, 1997
          Items Included:
               Item 5 - Other Events
               Item 7 - Exhibits

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


                              (Registrant)

                              By:  GEODYNE RESOURCES, INC.


                                   General Partner




Date:  May 13, 1997           By:    /s/Dennis R. Neill
                                 -------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  May 13, 1997           By:    /s/Patrick M. Hall
                                 -------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.