Form 10-Q
period 1997-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1997-08-12
CIK 850427, 850428, 854066, 860744, 863832, 869801

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997

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

                              Yes   X     No
                                   ----      ----

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  444,454   $  293,296
  Accounts receivable:
   General Partner (Note 2)                   2,306          -
   Net Profits                              198,075      257,458
                                         ----------   ----------
       Total current assets              $  644,835   $  550,754

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           1,612,528    2,680,005
                                         ----------   ----------
                                         $2,257,363   $3,230,759
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   69,434) ($   62,666)
  Limited Partners, issued and
   outstanding, 108,074 units             2,326,797    3,293,425
                                         ----------   ----------
       Total Partners' capital           $2,257,363   $3,230,759
                                         ----------   ----------
                                         $2,257,363   $3,230,759
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $317,208      $310,284
  Interest income                            2,794         1,937
  Gain on sale of Net Profits
   Interests                               127,385           -
                                          --------      --------
                                          $447,387      $312,221

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 64,546      $ 86,539
  General and administrative (Note 2)       34,658        32,251
                                          --------      --------
                                          $ 99,204      $118,790
                                          --------      --------

NET INCOME                                $348,183      $193,431
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 19,852      $ 13,036
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $328,331      $180,395
                                          ========      ========
NET INCOME per unit                       $   3.04      $   1.67
                                          ========      ========
UNITS OUTSTANDING                          108,074       108,074
                                          ========      ========


       The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  597,105      $620,610
  Interest income                            5,056         3,742
  Gain on sale of Net Profits
   Interests                               127,385           631
                                        ----------      --------
                                        $  729,546      $624,983

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  125,229      $181,869
  Impairment provision                     902,042           -
  General and administrative (Note 2)       69,422        67,352
                                        ----------      --------
                                        $1,096,693      $249,221
                                        ----------      --------

NET INCOME (LOSS)                      ($  367,147)     $375,762
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   22,481      $ 25,876
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  389,628)     $349,886
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     3.61)     $   3.24
                                        ==========      ========
UNITS OUTSTANDING                          108,074       108,074
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($367,147)     $375,762
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             125,229       181,869
   Impairment provision                    902,042           -
   Gain on sale of Net Profits
     Interests                           ( 127,385)    (     631)
   Increase in accounts receivable -
     General Partner                     (   2,306)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales         59,383     (  50,280)
                                          --------      --------
  Net cash provided by operating
   activities                             $589,816      $506,720

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 13,262)    ($  2,152)
  Proceeds from sale of Net Profits
   Interests                               180,853           631
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $167,591     ($  1,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($606,249)    ($466,428)
                                          --------      --------
  Net cash used by financing
   activities                            ($606,249)    ($466,428)
                                          --------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $151,158      $ 38,771

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      293,296       241,524
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $444,454      $280,295
                                          ========      ========

      The accompanying condensed notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  373,732   $  222,506
  Accounts receivable:
   General Partner (Note 2)                   1,574        8,376
   Net Profits                              158,354      203,287
                                         ----------   ----------
       Total current assets              $  533,660   $  434,169

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           1,288,471    2,201,380
                                         ----------   ----------
                                         $1,822,131   $2,635,549
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   64,337) ($   57,428)
  Limited Partners, issued and
   outstanding, 90,094 units              1,886,468    2,692,977
                                         ----------   ----------
       Total Partners' capital           $1,822,131   $2,635,549
                                         ----------   ----------
                                         $1,822,131   $2,635,549
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $178,224      $238,369
  Interest income                            2,202         1,477
  Gain on sale of Net Profits
   Interests                                80,091           -
                                          --------      --------
                                          $260,517      $239,846

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 53,991      $ 78,390
  General and administrative (Note 2)       28,826        26,938
                                          --------      --------
                                          $ 82,817      $105,328
                                          --------      --------

NET INCOME                                $177,700      $134,518
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 10,935      $  9,788
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $166,765      $124,730
                                          ========      ========
NET INCOME per unit                       $   1.85      $   1.38
                                          ========      ========
UNITS OUTSTANDING                           90,094        90,094
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $469,338      $478,042
  Interest income                            3,910         2,720
  Gain on sale of Net Profits
   Interests                                80,091           448
                                          --------      --------
                                          $553,339      $481,210

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $104,979      $164,763
  Impairment provision                     727,893           -
  General and administrative (Note 2)       57,719        56,224
                                          --------      --------
                                          $890,591      $220,987
                                          --------      --------

NET INCOME (LOSS)                        ($337,252)     $260,223
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 16,257      $ 19,466
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)     ($353,509)     $240,757
                                          ========      ========
NET INCOME (LOSS) per unit               ($   3.92)     $   2.67
                                          ========      ========
UNITS OUTSTANDING                           90,094        90,094
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($337,252)     $260,223
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             104,979       164,763
   Impairment provision                    727,893           -
   Gain on sale of Net Profits
     Interests                           (  80,091)    (     448)
   Decrease in accounts receivable -
     General Partner                         6,802           -
   (Increase) decrease in accounts
     receivable - oil and gas sales         44,933     (  45,010)
                                          --------      --------
  Net cash provided by operating
   activities                             $467,264      $379,528

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  8,677)     $    -
  Proceeds from sale of Net Profits
   Interests                               168,805           889
                                          --------      --------
  Net cash provided by investing
   activities                             $160,128      $    889

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($476,166)    ($328,115)
                                          --------      --------
  Net cash used by financing
   activities                            ($476,166)    ($328,115)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $151,226      $ 52,302

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      222,506       167,791
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $373,732      $220,093
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  713,010   $  415,354
  Accounts receivable:
   General Partner (Note 2)                   2,905       16,473
   Net Profits                              297,438      379,725
                                         ----------   ----------
       Total current assets              $1,013,353   $  811,552

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           2,378,807    4,156,531
                                         ----------   ----------
                                         $3,392,160   $4,968,083
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  120,834) ($  107,085)
  Limited Partners, issued and
   outstanding, 169,637 units             3,512,994    5,075,168
                                         ----------   ----------
       Total Partners' capital           $3,392,160   $4,968,083
                                         ----------   ----------
                                         $3,392,160   $4,968,083
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                         ---------      --------

REVENUES:
  Net Profits                             $338,563      $442,574
  Interest income                            4,215         2,497
  Gain on sale of Net Profits
   Interests                               142,486           -
                                          --------      --------
                                          $485,264      $445,071

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $100,187      $147,145
  General and administrative (Note 2)       54,254        50,488
                                          --------      --------
                                          $154,441      $197,633
                                          --------      --------

NET INCOME                                $330,823      $247,438
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 20,338      $ 18,133
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $310,485      $229,305
                                          ========      ========
NET INCOME per unit                       $   1.83      $   1.35
                                          ========      ========
UNITS OUTSTANDING                          169,637       169,637
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  876,433      $890,130
  Interest income                            7,461         4,653
  Gain on sale of Net Profits
   Interests                               142,486           833
                                        ----------      --------
                                        $1,026,380      $895,616

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  194,569      $309,486
  Impairment provision                   1,413,917           -
  General and administrative (Note 2)      108,639       105,614
                                        ----------      --------
                                        $1,717,125      $415,100
                                        ----------      --------

NET INCOME (LOSS)                      ($  690,745)     $480,516
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   29,429      $ 36,173
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  720,174)     $444,343
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     4.25)     $   2.62
                                        ==========      ========
UNITS OUTSTANDING                          169,637       169,637
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  690,745)     $480,516
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             194,569       309,486
   Impairment provision                  1,413,917           -
   Gain on sale of Net Profits
     Interests                         (   142,486)    (     833)
   Decrease in accounts receivable -
     General Partner                        13,568           -
   (Increase) decrease in accounts
     receivable - oil and gas sales         82,287     (  85,087)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  871,110      $704,082

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   15,966)     $    -
  Proceeds from sale of Net Profits
   Interests                               327,690         1,695
                                        ----------      --------
  Net cash provided by investing
   activities                           $  311,724      $  1,695

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  885,178)    ($625,398)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  885,178)    ($625,398)
                                        ----------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  297,656      $ 80,379

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      415,354       296,629
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  713,010      $377,008
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  532,937   $  345,876
  Accounts receivable:
   Net Profits                              286,924      369,940
                                         ----------   ----------
       Total current assets              $  819,861   $  715,816

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           1,341,546    2,567,661
                                         ----------   ----------
                                         $2,161,407   $3,283,477
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   94,235) ($   81,373)
  Limited Partners, issued and
   outstanding, 126,306 units             2,255,642    3,364,850
                                         ----------   ----------
       Total Partners' capital           $2,161,407   $3,283,477
                                         ----------   ----------
                                         $2,161,407   $3,283,477
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------     --------

REVENUES:
  Net Profits                             $317,362      $368,788
  Interest and other income                  3,920         2,541
  Gain on sale of Net Profits
   Interests                                 4,760           -
                                          --------      --------
                                          $326,042      $371,329

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $111,787      $175,499
  General and administrative (Note 2)       40,382        37,648
                                          --------      --------
                                          $152,169      $213,147
                                          --------      --------

NET INCOME                                $173,873      $158,182
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 12,970      $ 14,802
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $160,903      $143,380
                                          ========      ========
NET INCOME per unit                       $   1.27      $   1.13
                                          ========      ========
UNITS OUTSTANDING                          126,306       126,306
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------     --------

REVENUES:
  Net Profits                           $  724,735      $714,486
  Interest and other income                  6,640         4,929
  Gain (loss) on sale of Net Profits
   Interests                           (     5,494)           70
                                        ----------      --------
                                        $  725,881      $719,485

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  228,815      $347,068
  Impairment provision                     752,388           -
  General and administrative (Note 2)       78,669        78,675
                                        ----------      --------
                                        $1,059,872      $425,743
                                        ----------      --------

NET INCOME (LOSS)                      ($  333,991)     $293,742
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   22,217      $ 28,323
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  356,208)     $265,419
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     2.82)     $   2.10
                                        ==========      ========
UNITS OUTSTANDING                          126,306       126,306
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($333,991)     $293,742
  Adjustments to reconcile net income
   (loss) net cash provided by
   operating activities:
   Depletion of Net Profits Interests      228,815       347,068
   Impairment provision                    752,388           -
   (Gain) loss on sale of Net Profits
     Interests                               5,494     (      70)
   (Increase) decrease in accounts
      receivable - oil and gas sales        83,016     (  13,338)
                                          --------      --------
  Net cash provided by operating
   activities                             $735,722      $627,402

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Net Profits
   Interests                              $239,418      $    653
                                          --------      --------
  Net cash provided by investing
   activities                             $239,418      $    653

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($788,079)    ($612,683)
                                          --------      --------
  Net cash used by financing
   activities                            ($788,079)    ($612,683)
                                          --------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $187,061      $ 15,372

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      345,876       288,117
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $532,937      $303,489
                                          ========      ========

      The accompanying condensed notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1997          1996
                                        -----------  -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  261,654    $  247,540
  Accounts receivable:
   Net Profits                              81,550       209,058
                                        ----------    ----------
       Total current assets             $  343,204    $  456,598

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method          1,354,282     2,536,590
                                        ----------    ----------
                                        $1,697,486    $2,993,188
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   77,617)  ($   60,088)
  Limited Partners, issued and
   outstanding, 118,449 units            1,775,103     3,053,276
                                        ----------    ----------
       Total Partners' capital          $1,697,486    $2,993,188
                                        ----------    ----------
                                        $1,697,486    $2,993,188
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $161,365      $266,293
  Interest and other income                  2,759         1,714
  Gain on sale of Net Profits
   Interests                                54,195           -
                                          --------      --------
                                          $218,319      $268,007

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 66,428      $126,662
  General and administrative (Note 2)       37,896        35,335
                                          --------      --------
                                          $104,324      $161,997
                                          --------      --------

NET INCOME                                $113,995      $106,010
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  8,219      $ 10,281
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $105,776      $ 95,729
                                          ========      ========
NET INCOME per unit                       $    .89      $    .81
                                          ========      ========
UNITS OUTSTANDING                          118,449       118,449
                                          ========      ========

      The accompanying condensed notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  502,680      $546,443
  Interest and other income                  4,758         3,014
  Gain on sale of Net Profits
   Interests                                54,195           -
                                        ----------      --------
                                        $  561,633      $549,457

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  151,942      $267,140
  Impairment provision                   1,018,067           -
  General and administrative (Note 2)       76,477        73,837
                                        ----------      --------
                                        $1,246,486      $340,977
                                        ----------      --------

NET INCOME (LOSS)                      ($  684,853)     $208,480
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   12,320      $ 20,959
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  697,173)     $187,521
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     5.89)     $   1.58
                                        ==========      ========
UNITS OUTSTANDING                          118,449       118,449
                                        ==========      ========

      The accompanying condensed notes are an integral part of
                 these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  684,853)     $208,480
  Adjustments to reconcile net income
   (loss) net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             151,942       267,140
   Impairment provision                  1,018,067           -
   Gain on sale of Net Profits
     Interests                         (    54,195)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        127,508     (  20,164)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  558,469      $455,456

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Net Profits
   Interests                            $   66,494      $    913
                                        ----------      --------
  Net cash provided by investing
   activities                           $   66,494      $    913

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  610,849)    ($390,280)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  610,849)    ($390,280)
                                        ----------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $   14,114      $ 66,089

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      247,540       167,076
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  261,654      $233,165
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997         1996
                                         ----------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  374,738   $  319,699
  Accounts receivable:
   General Partner (Note 2)                   5,854          -
   Net Profits                              244,568      428,072
                                         ----------   ----------
       Total current assets              $  625,160   $  747,771

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           2,744,263    3,966,906
                                         ----------   ----------
                                         $3,369,423   $4,714,677
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   79,842) ($   59,021)
  Limited Partners, issued and
   outstanding, 143,041 units             3,449,265    4,773,698
                                         ----------   ----------
       Total Partners' capital           $3,369,423   $4,714,677
                                         ----------   ----------
                                         $3,369,423   $4,714,677
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------     --------

REVENUES:
  Net Profits                             $407,320      $346,050
  Interest and other income                  5,272         2,624
  Gain on sale of Net Profits
   Interests                                21,938           -
                                          --------      --------
                                          $434,530      $348,674

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $173,910      $199,792
  General and administrative (Note 2)       45,041        42,588
                                          --------      --------
                                          $218,951      $242,380
                                          --------      --------

NET INCOME                                $215,579      $106,294
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 17,471      $ 13,175
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $198,108      $ 93,119
                                          ========      ========
NET INCOME per unit                       $   1.39      $   0.65
                                          ========      ========
UNITS OUTSTANDING                          143,041       143,041
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------     --------

REVENUES:
  Net Profits                           $  951,960      $848,146
  Interest and other income                  8,451         4,742
  Gain on sale of Net Profits
   Interests                                25,958           -
                                        ----------      --------
                                        $  986,369      $852,888

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  326,518      $420,073
  Impairment provision                     898,584           -
  General and administrative (Note 2)       92,690        89,132
                                        ----------      --------
                                        $1,317,792      $509,205
                                        ----------      --------

NET INCOME (LOSS)                      ($  331,423)     $343,683
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   32,010      $ 33,750
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  363,433)     $309,933
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     2.54)     $   2.17
                                        ==========      ========
UNITS OUTSTANDING                          143,041       143,041
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  331,423)     $343,683
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             326,518       420,073
   Impairment provision                    898,584           -
   Gain on sale of Net Profits
     Interests                         (    25,958)          -
   Increase in accounts receivable -
     General Partner                   (     5,854)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        183,504     (  32,745)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,045,371      $731,011

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    7,789)    ($ 62,568)
  Proceeds from sale of Net Profits
   Interests                                31,288           -
                                        ----------      --------
  Net cash provided (used) by
   investing activities                 $   23,499     ($ 62,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,013,831)    ($594,052)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,013,831)    ($594,052)
                                        ----------      --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $   55,039      $ 74,391

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      319,699       254,180
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  374,738      $328,571
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of June 30, 1997, combined statements of operations for the three and six months ended June 30, 1997 and 1996 and combined statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1997, the combined results of operations for the three and six months ended June 30, 1997 and 1996 and the combined cash flows for the six months ended June 30, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of Net Profits Interests for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the six months ended June 30, 1997 pursuant to SFAS No. 121 as follows:

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for the Partnerships' direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the six months ended June 30, 1997 the following payments were made to the General Partner or its affiliates by the
     Partnerships:

                             Direct General       Administrative
        Partnership        and Administrative        Overhead
        -----------        ------------------     --------------
            P-1                 $12,542              $56,880
            P-2                  10,301               47,418
            P-3                  19,359               89,280
            P-4                  12,189               66,480
            P-5                  14,137               62,340
            P-6                  17,408               75,282

     Affiliates   of   the  Partnerships   operate   certain   of  the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The receivable from the General Partner at December 31, 1996 for the P-2 and P-3 Partnerships represented proceeds due to the Partnerships for the sale of Net Profits Interests during the three months ended December 31, 1996. Subsequent to December 31, 1996 such receivable was collected by the P-2 and P-3 Partnerships.

     The receivable from the General Partner at June 30, 1997 for the P-1, P-2, and P-3 Partnerships represents proceeds due to such Partnerships for the sale of Net Profits Interests during the three months ended June 30, 1997. The receivable from the General Partner at June 30, 1997 for the P-6 Partnership represents credits received for general and administrative expenses during the three months ended June 30, 1997. Subsequent to June 30, 1997 such receivable was collected by the P-1, P-2, P-3, and P-6 Partnerships.

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

GENERAL
-------

     The Partnerships are engaged in the business of acquiring Net Profits Interests in producing oil and gas properties located in the continental United States. In general, a Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each limited partnership, and its related NPI Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying Working Interests. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' Partnership Agreements.


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

     Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     The Partnerships' cash flows for the second quarter of 1997 included proceeds from the sale of oil and gas properties during the three months ended June 30, 1997. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions to be paid in mid-August 1997. It is possible that the Partner-ships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be bene-ficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

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

     PARTNERSHIP P-1

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                        1997               1996
                                      --------           --------
           Net Profits                $317,208           $310,284
           Barrels produced              8,543              9,191
           Mcf produced                 91,125            119,096
           Average price/Bbl          $  18.23           $  19.42
           Average price/Mcf          $   2.48           $   1.88

     As shown in the table above, Net Profits increased $6,924 (2.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $55,000 was related to an increase in the average price of gas sold and approximately $28,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, partially offset by decreases of approximately $13,000 and $53,000, respectively, related to decreases in volumes of oil and gas sold and a decrease of approximately $10,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 648 barrels and 27,971 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) negative prior period volume adjustments made by the purchaser on two wells during the three months ended June 30, 1997. The decrease in production expenses resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and
     (ii) the sale of one well during the third quarter of 1996. Average oil prices decreased to $18.23 per barrel for the three months ended June 30, 1997 from $19.42 per barrel for the three months ended June 30, 1996, while average gas prices increased to $2.48 per Mcf for the three months ended June 30, 1997 from $1.88 per Mcf for the three months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $21,993 (25.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 20.3% for the three months ended June 30, 1997 from 27.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $2,407 (7.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from increases in both professional fees and miscellaneous expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 10.9% for the three months ended June 30, 1997 and 10.4% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.
                                      Six Months Ended June 30,
                                      -------------------------
                                        1997             1996
                                      --------         --------
           Net Profits                $597,105         $620,610
           Barrels produced             17,127           18,695

           Mcf produced                173,479          254,011
           Average price/Bbl          $  19.58         $  18.48
           Average price/Mcf          $   2.42         $   1.81

     As shown in the table above, Net Profits decreased $23,505 (3.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $29,000 and $146,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $19,000 and $106,000, respectively, related to increases in the average prices of oil and gas sold and an increase of approximately $28,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,568 barrels and 80,532 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997, (ii) a positive prior period volume adjustment made by the purchaser on another well during the six months ended June 30, 1996, and (iii) a normal decline in production due to diminished gas reserves on one well. The decrease in production expenses resulted primarily from the decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $19.58 per barrel and $2.42 per Mcf, respectively, for the six months ended June 30, 1997 from $18.48 per barrel and $1.81 per Mcf, respectively, for the six months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $56,640 (31.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 21.0% for the six months ended June 30, 1997 from 29.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The P-1 Partnership recognized a non-cash charge against earnings of $902,042 during the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-1 Partnership's adoption of SFAS No. 121. Of this amount, $113,945 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $788,097 was related to impairment of unproved properties. No similar charge was necessary during 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 11.6% for the six months ended June 30, 1997 and 10.9% for the six months ended June 30, 1996.

     Cumulative cash distributions to the Limited Partners through June 30, 1997 were $9,354,558 or 86.56% of Limited Partners' capital contributions.

     PARTNERSHIP P-2

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three Months Ended June 30,
                                      ---------------------------
                                        1997               1996
                                      --------           --------
           Net Profits                $178,224           $238,369
           Barrels produced              6,061              6,602
           Mcf produced                 78,104            100,789
           Average price/Bbl          $  18.25           $  19.56
           Average price/Mcf          $   1.56           $   1.87

     As shown in the table above, Net Profits decreased $60,145 (25.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $11,000 and $42,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $8,000 and $24,000, respectively, were related to decreases in the average prices of oil and gas sold, partially offset by an increase of approximately $25,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 541 barrels and 22,685 Mcf, respectively, for the three months ended June 30,
     1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on three wells and (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1997. The decrease in production expenses resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $18.25 per barrel and $1.56 per Mcf, respectively, for the three months ended June 30, 1997 from $19.56 per barrel and $1.87 per Mcf, respectively, for the three months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $24,399 (31.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 30.3% for the three months ended June 30, 1997 from 32.9% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above, partially offset by a decrease in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $1,888 (7.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from increases in both professional fees and miscellaneous expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of Net Profits, these expenses increased to 16.2% for the three months ended June 30, 1997 from 11.3% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in Net Profits discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.
                                      Six Months Ended June 30,
                                      -------------------------
                                        1997             1996
                                      --------         --------
           Net Profits                $469,338         $478,042
           Barrels produced             12,143           13,431
           Mcf produced                149,715          214,514
           Average price/Bbl          $  19.59         $  18.58
           Average price/Mcf          $   2.47         $   1.81

     As shown in the table above, Net Profits remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. While volumes of oil and gas sold decreased for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, any resulting decrease in Net Profits was offset by increases in the average prices of oil and gas sold and a decrease in production expenses. Volumes of oil and gas sold decreased 1,288 barrels and 64,799 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997, (ii) a positive prior period volume adjustment made by the purchaser on another well during the six months ended June 30, 1996, and (iii) normal declines in production due to diminished gas reserves on three wells. The decrease in production expenses resulted primarily from the decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $19.59 per barrel and $2.47 per Mcf, respectively, for the six months ended June 30, 1997 from $18.58 per barrel and $1.81 per Mcf, respectively, for the six months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $59,784 (36.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 22.4% for the six months ended June 30, 1997 from 34.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The P-2 Partnership recognized a non-cash charge against earnings of $727,893 during the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-2 Partnership s adoption of SFAS No. 121. Of this amount, $113,005 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $614,888 was related to impairment of unproved properties. No similar charge was necessary during 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 12.3% for the six months ended June 30, 1997 and 11.8% for the six months ended June 30, 1996.

     Cumulative cash distributions to the Limited Partners through June 30, 1997 were $7,136,561 or 79.21% of Limited Partners' capital contributions.

     PARTNERSHIP P-3

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three Months Ended June 30,
                                     ---------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $338,563          $442,574
           Barrels produced             11,179            12,234
           Mcf produced                147,613           190,142
           Average price/Bbl          $  18.25          $  19.57
           Average price/Mcf          $   1.62          $   1.86

     As shown in the table above, Net Profits decreased $104,011 (23.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $21,000 and $79,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $15,000 and $35,000, respectively, were related to decreases in the average prices of oil and gas sold, partially offset by an increase of approximately $45,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,055 barrels and 42,529 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on three wells and (ii) negative prior period volume adjustments made by the purchaser on two wells during the three months ended June 30, 1997. The decrease in production expenses resulted primarily from the decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil and gas prices decreased to $18.25 per barrel and $1.62 per Mcf, respectively, for the three months ended June 30, 1997 from $19.57 per barrel and $1.86 per Mcf, respectively, for the three months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $46,958 (31.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 29.6% for the three months ended June 30, 1997 from 33.2% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above, partially offset by the decrease in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $3,766 (7.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from increases in both professional fees and miscellaneous expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of Net Profits, these expenses increased to 16.0% for the three months ended June 30, 1997 from 11.4% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in Net Profits discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.
                                      Six Months Ended June 30,
                                      -------------------------
                                        1997             1996
                                      --------         --------
           Net Profits                $876,433         $890,130
           Barrels produced             22,418           24,885
           Mcf produced                282,427          404,994
           Average price/Bbl          $  19.60         $  18.58
           Average price/Mcf          $   2.47         $   1.80

     As shown in the table above, Net Profits remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. While volumes of oil and gas sold decreased for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, any resulting decrease in Net Profits was offset by increases in the average prices of oil and gas sold and a decrease in production expenses incurred by the owner of the Working Interests. Volumes of oil and gas sold decreased 2,467 barrels and 122,567 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1997, (ii) a positive prior period volume adjustment made by the purchaser on another well during the six months ended June 30, 1996, and (iii) normal declines in production due to diminished gas reserves on three wells. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $19.60 per barrel and $2.47 per Mcf, respectively, for the six months ended June 30,

     1997 from $18.58 per barrel and $1.80 per Mcf, respectively, for the six months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $114,917 (37.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 22.2% for the six months ended June 30, 1997 from 34.8% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The P-3 Partnership recognized a non-cash charge against earnings of $1,413,917 during the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-3 Partnership s adoption of SFAS No. 121. Of this amount, $220,449 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,193,468 was related to impairment of unproved properties. No similar charge was necessary during 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 12.4% for the six months ended June 30, 1997 and 11.9% for the six months ended June 30, 1996.

     Cumulative cash distributions to the Limited Partners through June 30, 1997 were $12,802,401 or 75.47% of Limited Partners' capital contributions.

     PARTNERSHIP P-4

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three Months Ended June 30,
                                     ---------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $317,362          $368,788
           Barrels produced              5,097             6,243
           Mcf produced                136,684           184,689
           Average price/Bbl          $  18.90          $  20.04
           Average price/Mcf          $   2.36          $   2.00

     As shown in the table above, Net Profits decreased $51,426 (13.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $23,000 and $96,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $6,000 was related to a decrease in the average price of oil sold, partially offset by an increase of approximately $49,000 related to an increase in the average price of gas sold and an increase of approximately $25,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,146 barrels and 48,005 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on three wells and (ii) the sale of one oil producing well during the last half of 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) the sale of four gas producing wells during the last half of 1996, and (iii) the sale of two gas producing wells during the three months ended June 30, 1997. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil prices decreased to
     $18.90 per barrel for the three months ended June 30, 1997 from $20.04 per barrel for the three months ended June 30, 1996, while average gas prices increased to $2.36 per Mcf for the three months ended June 30, 1997 from $2.00 per Mcf for the three months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $63,712 (36.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 35.2% for the three months ended June 30, 1997 from 47.6% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $2,734 (7.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from increases in both professional fees and miscellaneous expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of Net Profits, these expenses increased to 12.7% for the three months ended June 30, 1997 from 10.2% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in Net Profits for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                      Six Months Ended June 30,
                                      -------------------------
                                        1997             1996
                                      --------         --------
           Net Profits                $724,735         $714,486
           Barrels produced             10,511           12,469

           Mcf produced                279,299          364,510
           Average price/Bbl          $  20.36         $  19.65
           Average price/Mcf          $   2.55         $   1.92

     As shown in the table above, Net Profits remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. While volumes of oil and gas sold decreased for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, any resulting decrease in Net Profits was offset by increases in the average prices of oil and gas sold and a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,958 barrels and 85,211 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on three wells, (ii) the sale of one oil producing well during the last half of 1996, and (iii) the shutting-in of one well during the three months ended June 30, 1997 due to mechanical difficulties. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1996, and (iii) the sale of several gas producing wells during the last half of 1996. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $20.36 per barrel and $2.55 per Mcf, respectively, for the six months ended June 30, 1997 from $19.65 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $118,253 (34.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 31.6% for the six months ended June 30, 1997 from 48.6% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The P-4 Partnership recognized a non-cash charge against earnings of $752,388 during the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-4 Partnership s adoption of SFAS No. 121. Of this amount, $84,059 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $668,329 was related to impairment of unproved properties. No similar charge was necessary during 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 10.9% for the six months ended June 30, 1997 and 11.0% for the six months ended June 30, 1996.

     Cumulative cash distributions to the Limited Partners through June 30, 1997 were $10,663,945 or 84.43% of Limited Partners' capital contributions.

     PARTNERSHIP P-5

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                     Three Months Ended June 30,
                                     ---------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $161,365          $266,293
           Barrels produced              1,918             2,537
           Mcf produced                113,044           160,698
           Average price/Bbl          $  21.83          $  19.36
           Average price/Mcf          $   1.55          $   1.82

     As shown in the table above, Net Profits decreased $104,928 (39.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $12,000 and $87,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $31,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $21,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 619 barrels and 47,654 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells, (ii) the sale of one gas producing well during the three months ended June 30, 1997, (iii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1997, and (iv) a positive prior period volume adjustment made by the purchaser on another well during the three months ended June 30, 1996. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil prices increased to $21.83 per barrel for the three months ended June 30, 1997 from $19.36 per barrel for the three months ended June 30, 1996, while average gas prices decreased to $1.55 per Mcf for the three months ended June 30, 1997 from $1.82 per Mcf for the three months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $60,234 (47.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 41.2% for the three months ended June 30, 1997 from 47.6% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above.

     General and administrative expenses increased $2,561 (7.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from increases in both professional fees and miscellaneous expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of Net Profits, these expenses increased to 23.5% for the three months ended June 30, 1997 from 13.3% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in Net Profits discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                      Six Months Ended June 30,
                                      -------------------------
                                        1997             1996
                                      --------         --------
           Net Profits                $502,680         $546,443
           Barrels produced              4,185            6,015
           Mcf produced                259,781          334,938
           Average price/Bbl          $  21.27         $  18.57
           Average price/Mcf          $   2.14         $   1.78

     As shown in the table above, Net Profits decreased $43,763 (8.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $34,000 and $134,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $11,000 and $94,000, respectively, related to increases in the average prices of oil and gas sold and an increase of approximately $21,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,830 barrels and 75,157 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on three wells and (ii) a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves on several wells and (ii) a positive prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1996. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $21.27 per barrel and $2.14 per Mcf, respectively, for the six months ended June 30, 1997 from $18.57 per barrel and $1.78 per Mcf, respectively, for the six months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $115,198 (43.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 30.2% for the six months ended June 30, 1997 from 48.9% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The P-5 Partnership recognized a non-cash charge against earnings of $1,018,067 during the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-5 Partnership s adoption of SFAS No. 121. Of this amount, $122,458 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $895,609 was related to impairment of unproved properties. No similar charge was necessary during 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of Net Profits, these expenses increased to 15.2% for the six months ended June 30, 1997 from 13.5% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in Net Profits discussed above.

     Cumulative cash distributions to the Limited Partners through June 30, 1997 were $5,934,759 or 50.10% of Limited Partners' capital contributions.

     PARTNERSHIP P-6

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.
                                     Three Months Ended June 30,
                                     ---------------------------
                                        1997              1996
                                      --------          --------
           Net Profits                $407,320          $346,050
           Barrels produced              4,516             5,799
           Mcf produced                270,185           254,756
           Average price/Bbl          $  20.56          $  20.22
           Average price/Mcf          $   1.80          $   1.61

     As shown in the table above, Net Profits increased $61,270 (17.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $25,000 and $51,000, respectively, were related to increases in the volumes and average price of gas sold, partially offset by a decrease of approximately $26,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,283 barrels, while volumes of gas sold increased 15,429 Mcf, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminished oil reserves on several wells, (ii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1996, and (iii) the shutting-in of two wells during the three months ended June 30, 1997 due to mechanical difficulties. Average oil and gas prices increased to $20.56 per barrel and $1.80 per Mcf, respectively, for the three months ended June 30, 1997 from $20.22 per barrel and $1.61 per Mcf, respectively, for the three months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $25,882 (13.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 42.7% for the three months ended June 30, 1997 from 57.7% for the three months ended June 30, 1996. This percentage decrease was primarily due to increases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $2,453 (5.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of Net Profits, these expenses decreased to 11.1% for the three months ended June 30, 1997 from 12.3% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.
                                      Six Months Ended June 30,
                                      -------------------------
                                        1997             1996
                                      --------         --------
           Net Profits                $951,960         $848,146
           Barrels produced              8,819           11,505
           Mcf produced                505,235          539,769
           Average price/Bbl          $  20.89         $  19.10
           Average price/Mcf          $   2.30         $   1.83

     As shown in the table above, Net Profits increased $103,814 (12.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $16,000 and $237,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $51,000 and $63,000, respectively, related to decreases in volumes of oil and gas sold and a decrease of approximately $33,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 2,686 barrels and 34,534 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on several wells. The increase in production expenses resulted primarily from (i) an increase in ad valorem taxes incurred on several wells during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) workover expenses incurred during the six months ended June 30, 1997 in order to improve production capabilities on several wells, partially offset by decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $20.89 per barrel and $2.30 per Mcf, respectively, for the six months ended June 30, 1997 from $19.10 per barrel and $1.83 per Mcf, respectively, for the six months ended June 30, 1996.

     Depletion of Net Profits Interests decreased $93,555 (22.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 34.3% for the six months ended June 30, 1997 from 49.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The P-6 Partnership recognized a non-cash charge against earnings of $898,584 during the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-6 Partnership s adoption of SFAS No. 121. Of this amount, $444,990 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $453,594 was related to impairment of unproved properties. No similar charge was necessary during 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of Net Profits, these expenses decreased to 9.7% for the six months ended June 30, 1997 from 10.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     Cumulative cash distributions to the Limited Partners through June 30, 1997 were $7,746,248 or 54.15% of Limited Partners capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As further described in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re: PaineWebber Limited Partnerships' Litigation", Case No. 94-CIV-8558, U.S. District Court, Southern District of New York. On July 30, 1997 the United States Court of Appeals for the Second Circuit issued an opinion affirming the terms of the federal district court's order confirming the settlement of this lawsuit. The terms of said settlement are described in the Form 10-K.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.


          27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          None.

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


                              (Registrant)

                              By:  GEODYNE RESOURCES, INC.


                                   General Partner




Date:  August 12, 1997        By:    /s/Dennis R. Neill
                                 -------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  August 12, 1997        By:    /s/Patrick M. Hall
                                 -------------------------------
                                    (Signature)
                                    Patrick M. Hall
                                    Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.