Form 10-Q
period 1997-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1997-11-13
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997

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
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997          1996
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  248,283   $  293,296
  Accounts receivable:
   General Partner (Note 2)                  21,749          -
   Net Profits                              213,895      257,458
                                         ----------   ----------
       Total current assets              $  483,927   $  550,754

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           1,510,618    2,680,005
                                         ----------   ----------
                                         $1,994,545   $3,230,759
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   81,511) ($   62,666)
  Limited Partners, issued and
   outstanding, 108,074 units             2,076,056    3,293,425
                                         ----------   ----------
       Total Partners' capital           $1,994,545   $3,230,759
                                         ----------   ----------
                                         $1,994,545   $3,230,759
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $270,199      $295,262
  Interest income                            3,401         2,634
  Gain on sale of Net Profits
   Interests                                 3,860        63,616
                                          --------      --------
                                          $277,460      $361,512

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 64,241      $ 80,362
  General and administrative (Note 2)       30,421        31,355
                                          --------      --------
                                          $ 94,662      $111,717
                                          --------      --------

NET INCOME                                $182,798      $249,795
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 11,539      $ 15,572
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $171,259      $234,223
                                          ========      ========
NET INCOME per unit                       $   1.58      $   2.17
                                          ========      ========
UNITS OUTSTANDING                          108,074       108,074
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  867,304      $915,872
  Interest income                            8,457         6,376
  Gain on sale of Net Profits
   Interests                               131,245        64,247
                                        ----------      --------
                                        $1,007,006      $986,495

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  189,470      $262,231
  Impairment provision                     902,042           -
  General and administrative (Note 2)       99,843        98,707
                                        ----------      --------
                                        $1,191,355      $360,938
                                        ----------      --------

NET INCOME (LOSS)                      ($  184,349)     $625,557
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   34,020      $ 41,448
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  218,369)     $584,109
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     2.02)     $   5.40
                                        ==========      ========
UNITS OUTSTANDING                          108,074       108,074
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-1
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  184,349)     $625,557
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             189,470       262,231
   Impairment provision                    902,042           -
   Gain on sale of Net Profits
     Interests                         (   131,245)    (  64,247)
   Increase in accounts receivable -
     General Partner                   (    21,749)          -
   (Increase) decrease in accounts
     receivable - Net Profits               43,563     (  63,505)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  797,732      $760,036

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   18,310)    ($  4,301)
  Proceeds from sale of Net Profits
   Interests                               227,430        89,653
                                        ----------      --------
  Net cash provided by investing
   activities                           $  209,120      $ 85,352


CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,051,865)    ($749,390)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,051,865)    ($749,390)
                                        ----------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   45,013)     $ 95,998

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      293,296       241,524
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  248,283      $337,522
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997          1996
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  175,303   $  222,506
  Accounts receivable:
   General Partner (Note 2)                  14,847        8,376
   Net Profits                              169,268      203,287
                                         ----------   ----------
       Total current assets              $  359,418   $  434,169

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           1,223,822    2,201,380
                                         ----------   ----------
                                         $1,583,240   $2,635,549
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   69,539) ($   57,428)
  Limited Partners, issued and
   outstanding, 90,094 units              1,652,779    2,692,977
                                         ----------   ----------
       Total Partners' capital           $1,583,240   $2,635,549
                                         ----------   ----------
                                         $1,583,240   $2,635,549
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $207,968      $222,515
  Interest income                            2,702         2,047
  Gain on sale of Net Profits
   Interests                                 2,210        43,523
                                          --------      --------
                                          $212,880      $268,085

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 52,479      $ 73,134
  General and administrative (Note 2)       25,375        26,299
                                          --------      --------
                                          $ 77,854      $ 99,433
                                          --------      --------

NET INCOME                                $135,026      $168,652
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  8,715      $ 11,255
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $126,311      $157,397
                                          ========      ========
NET INCOME per unit                       $   1.40      $   1.75
                                          ========      ========
UNITS OUTSTANDING                           90,094        90,094
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $677,306      $700,557
  Interest income                            6,612         4,767
  Gain on sale of Net Profits
   Interests                                82,301        43,971
                                          --------      --------
                                          $766,219      $749,295

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $157,458      $237,897
  Impairment provision                     727,893           -
  General and administrative (Note 2)       83,094        82,523
                                          --------      --------
                                          $968,445      $320,420
                                          --------      --------

NET INCOME (LOSS)                        ($202,226)     $428,875
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 24,972      $ 30,721
                                          ========      ========
LIMITED PARTNERS - NET INCOME (LOSS)     ($227,198)     $398,154
                                          ========      ========
NET INCOME (LOSS) per unit               ($   2.52)     $   4.42
                                          ========      ========
UNITS OUTSTANDING                           90,094        90,094
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                      GEODYNE NPI PARTNERSHIP P-2
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($202,226)     $428,875
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             157,458       237,897
   Impairment provision                    727,893           -
   Gain on sale of Net Profits
     Interests                           (  82,301)    (  43,971)
   Increase in accounts receivable -
     General Partner                     (   6,471)          -
   (Increase) decrease in accounts
     receivable - Net Profits               34,019     (  40,903)
                                          --------      --------
  Net cash provided by operating
   activities                             $628,372      $581,898

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 26,895)    ($  1,041)
  Proceeds from sale of Net Profits
   Interests                               201,403        63,777
                                          --------      --------
  Net cash provided by investing
   activities                             $174,508      $ 62,736

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($850,083)    ($549,405)
                                          --------      --------
  Net cash used by financing
   activities                            ($850,083)    ($549,405)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($ 47,203)     $ 95,229

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      222,506       167,791
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $175,303      $263,020
                                          ========      ========

        The accompanying condensed notes are integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997          1996
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  328,070   $  415,354
  Accounts receivable:
   General Partner (Note 2)                  27,390       16,473
   Net Profits                              316,686      379,725
                                         ----------   ----------
       Total current assets              $  672,146   $  811,552

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           2,262,348    4,156,531
                                         ----------   ----------
                                         $2,934,494   $4,968,083
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($  132,547) ($  107,085)
  Limited Partners, issued and
   outstanding, 169,637 units             3,067,041    5,075,168
                                         ----------   ----------
       Total Partners' capital           $2,934,494   $4,968,083
                                         ----------   ----------
                                         $2,934,494   $4,968,083
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                         ---------      --------

REVENUES:
  Net Profits                             $386,110      $413,580
  Interest income                            5,215         3,675
  Gain on sale of Net Profits
   Interests                                 5,307        77,377
                                          --------      --------
                                          $396,632      $494,632

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 96,687      $137,143
  General and administrative (Note 2)       47,678        49,189
                                          --------      --------
                                          $144,365      $186,332
                                          --------      --------

NET INCOME                                $252,267      $308,300
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 16,220      $ 20,717
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $236,047      $287,583
                                          ========      ========
NET INCOME per unit                       $   1.39      $   1.70
                                          ========      ========
UNITS OUTSTANDING                          169,637       169,637
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Net Profits                           $1,262,543    $1,303,710
  Interest income                           12,676         8,328
  Gain on sale of Net Profits
   Interests                               147,793        78,210
                                        ----------    ----------
                                        $1,423,012    $1,390,248

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  291,256    $  446,629
  Impairment provision                   1,413,917           -
  General and administrative (Note 2)      156,317       154,803
                                        ----------    ----------
                                        $1,861,490    $  601,432
                                        ----------    ----------

NET INCOME (LOSS)                      ($  438,478)   $  788,816
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   45,649    $   56,890
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  484,127)   $  731,926
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     2.85)   $     4.31
                                        ==========    ==========
UNITS OUTSTANDING                          169,637       169,637
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                      GEODYNE NPI PARTNERSHIP P-3
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  438,478)   $  788,816
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             291,256       446,629
   Impairment provision                  1,413,917           -
   Gain on sale of Net Profits
     Interests                         (   147,793)  (    78,210)
   Increase in accounts receivable -
     General Partner                   (    10,917)          -
   (Increase) decrease in accounts
     receivable - Net Profits               63,039   (    73,184)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,171,024    $1,084,051

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   53,174)  ($    1,874)
  Proceeds from sale of Net Profits
   Interests                               389,977       116,015
                                        ----------    ----------
  Net cash provided by investing
   activities                           $  336,803    $  114,141

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,595,111)  ($  999,065)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,595,111)  ($  999,065)
                                        ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   87,284)   $  199,127

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      415,354       296,629
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  328,070    $  495,756
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997          1996
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  250,343   $  345,876
  Accounts receivable:
   Net Profits                              287,553      369,940
                                         ----------   ----------
       Total current assets              $  537,896   $  715,816

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           1,257,913    2,567,661
                                         ----------   ----------
                                         $1,795,809   $3,283,477
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   97,502) ($   81,373)
  Limited Partners, issued and
   outstanding, 126,306 units             1,893,311    3,364,850
                                         ----------   ----------
       Total Partners' capital           $1,795,809   $3,283,477
                                         ----------   ----------
                                         $1,795,809   $3,283,477
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------     --------

REVENUES:
  Net Profits                             $288,543      $300,523
  Interest and other income                  4,140         2,902
  Loss on sale of Net Profits
   Interests                             (     571)    (  59,474)
                                          --------      --------
                                          $292,112      $243,951

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 97,298      $147,309
  General and administrative (Note 2)       35,495        38,851
                                          --------      --------
                                          $132,793      $186,160
                                          --------      --------

NET INCOME                                $159,319      $ 57,791
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 11,650      $  8,637
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $147,669      $ 49,154
                                          ========      ========
NET INCOME per unit                       $   1.17      $    .39
                                          ========      ========
UNITS OUTSTANDING                          126,306       126,306
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

    GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        -----------   ----------

REVENUES:
  Net Profits                           $1,013,278    $1,015,009
  Interest and other income                 10,780         7,831
  Loss on sale of Net Profits
   Interests                           (     6,065)  (    59,404)
                                        ----------    ----------
                                        $1,017,993    $  963,436

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  326,113    $  494,377
  Impairment provision                     752,388           -
  General and administrative (Note 2)      114,164       117,526
                                        ----------    ----------
                                        $1,192,665    $  611,903
                                        ----------    ----------

NET INCOME (LOSS)                      ($  174,672)   $  351,533
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   33,867    $   36,960
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  208,539)   $  314,573
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($     1.65)   $     2.49
                                        ==========    ==========
UNITS OUTSTANDING                          126,306       126,306
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                      GEODYNE NPI PARTNERSHIP P-4
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  174,672)     $351,533
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits Interests      326,113       494,377
   Impairment provision                    752,388           -
   Loss on sale of Net Profits
     Interests                               6,065        59,404
   (Increase) decrease in accounts
      receivable                            82,387     (   9,255)
                                        ----------      --------
  Net cash provided by operating
   activities                           $  992,281      $896,059

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   16,738)    ($  1,625)
  Proceeds from sale of Net Profits
   Interests                               241,920       124,424
                                        ----------      --------
  Net cash provided by investing
   activities                           $  225,182      $122,799

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,312,996)    ($909,900)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,312,996)    ($909,900)
                                        ----------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   95,533)     $108,958

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      345,876       288,117
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  250,343      $397,075
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997          1996
                                       ------------  -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  172,785    $  247,540
  Accounts receivable:
   General Partner (Note 2)                  7,716           -
   Net Profits                             131,553       209,058
                                        ----------    ----------
       Total current assets             $  312,054    $  456,598

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method          1,281,545     2,536,590
                                        ----------    ----------
                                        $1,593,599    $2,993,188
                                        ==========    ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   74,298)  ($   60,088)
  Limited Partners, issued and
   outstanding, 118,449 units            1,667,897     3,053,276
                                        ----------    ----------
       Total Partners' capital          $1,593,599    $2,993,188
                                        ----------    ----------
                                        $1,593,599    $2,993,188
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------      --------

REVENUES:
  Net Profits                             $248,233      $229,184
  Interest and other income                  2,136         2,045
  Gain on sale of Net Profits
   Interests                                14,650        25,833
                                          --------      --------
                                          $265,019      $257,062

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $ 72,173      $110,748
  General and administrative (Note 2)       33,294        33,737
                                          --------      --------
                                          $105,467      $144,485
                                          --------      --------

NET INCOME                                $159,552      $112,577
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 10,758      $  9,956
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $148,794      $102,621
                                          ========      ========
NET INCOME per unit                       $   1.26      $    .87
                                          ========      ========
UNITS OUTSTANDING                          118,449       118,449
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        ----------      --------

REVENUES:
  Net Profits                           $  750,913      $775,627
  Interest and other income                  6,894         5,059
  Gain on sale of Net Profits
   Interests                                68,845        25,833
                                        ----------      --------
                                        $  826,652      $806,519

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  224,115      $377,888
  Impairment provision                   1,018,067           -
  General and administrative (Note 2)      109,771       107,574
                                        ----------      --------
                                        $1,351,953      $485,462
                                        ----------      --------

NET INCOME (LOSS)                      ($  525,301)     $321,057
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $   23,078      $ 30,915
                                        ==========      ========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  548,379)     $290,142
                                        ==========      ========
NET INCOME (LOSS) per unit             ($     4.63)     $   2.45
                                        ==========      ========
UNITS OUTSTANDING                          118,449       118,449
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                      GEODYNE NPI PARTNERSHIP P-5
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997           1996
                                        -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  525,301)     $321,057
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             224,115       377,888
   Impairment provision                  1,018,067           -
   Gain on sale of Net Profits
     Interests                         (    68,845)    (  25,833)
   Increase in accounts receivable -
     General Partner                   (     7,716)          -
   Decrease in accounts receivable -
     Net Profits                            77,505         3,802
                                        ----------      --------
  Net cash provided by operating
   activities                           $  717,825      $676,914

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Net Profits
   Interests                            $   81,708      $ 30,291
                                        ----------      --------
  Net cash provided by investing
   activities                           $   81,708      $ 30,291

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  874,288)    ($621,821)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  874,288)    ($621,821)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   74,755)     $ 85,384

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      247,540       167,076
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  172,785      $252,460
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997          1996
                                       ------------- -----------

CURRENT ASSETS:
  Cash and cash equivalents              $  354,097   $  319,699
  Accounts receivable:
   General Partner (Note 2)                   2,649          -
   Net Profits                              285,205      428,072
                                         ----------   ----------
       Total current assets              $  641,951   $  747,771

NET PROFITS INTERESTS, net, utilizing
  the successful efforts method           2,587,147    3,966,906
                                         ----------   ----------
                                         $3,229,098   $4,714,677
                                         ==========   ==========

                      PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   95,372) ($   59,021)
  Limited Partners, issued and
   outstanding, 143,041 units             3,324,470    4,773,698
                                         ----------   ----------
       Total Partners' capital           $3,229,098   $4,714,677
                                         ----------   ----------
                                         $3,229,098   $4,714,677
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------     --------

REVENUES:
  Net Profits                             $434,139      $663,156
  Interest and other income                  3,744         3,603
  Gain on sale of Net Profits
   Interests                                 5,558        23,722
                                          --------      --------
                                          $443,441      $690,481

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                              $155,616      $264,323
  General and administrative (Note 2)       40,201        40,740
                                          --------      --------
                                          $195,817      $305,063
                                          --------      --------

NET INCOME                                $247,624      $385,418
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 18,419      $ 29,664
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $229,205      $355,754
                                          ========      ========
NET INCOME per unit                       $   1.60      $   2.49
                                          ========      ========
UNITS OUTSTANDING                          143,041       143,041
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        -----------   ----------

REVENUES:
  Net Profits                           $1,386,099    $1,511,302
  Interest and other income                 12,195         8,345
  Gain on sale of Net Profits
   Interests                                31,516        23,722
                                        ----------    ----------
                                        $1,429,810    $1,543,369

COSTS AND EXPENSES:
  Depletion of Net Profits
   Interests                            $  482,134    $  684,396
  Impairment provision                     898,584           -
  General and administrative (Note 2)      132,891       129,872
                                        ----------    ----------
                                        $1,513,609    $  814,268
                                        ----------    ----------

NET INCOME (LOSS)                      ($   83,799)   $  729,101
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $   50,429    $   63,414
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME (LOSS)   ($  134,228)   $  665,687
                                        ==========    ==========
NET INCOME (LOSS) per unit             ($      .94)   $     4.65
                                        ==========    ==========
UNITS OUTSTANDING                          143,041       143,041
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

  GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                      GEODYNE NPI PARTNERSHIP P-6
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997         1996
                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($   83,799)   $  729,101
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depletion of Net Profits
     Interests                             482,134       684,396
   Impairment provision                    898,584           -
   Gain on sale of Net Profits
     Interests                         (    31,516)  (    23,722)
   Increase in accounts receivable -
     General Partner                   (     2,649)          -
   (Increase) decrease in accounts
     receivable - Net Profits              142,867   (    73,973)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,405,621    $1,315,802

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    6,294)  ($   63,382)
  Proceeds from sale of Net Profits
   Interests                                36,851        24,414
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $   30,557   ($   38,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,401,780)  ($  942,323)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,401,780)  ($  942,323)
                                        ----------    ----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $   34,398    $  334,511

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      319,699       254,180
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  354,097    $  588,691
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


          1.   ACCOUNTING POLICIES
               -------------------

               The combined balance sheets as of September 30, 1997, combined statements of operations for the three and nine months ended September 30, 1997 and 1996 and combined statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1997, the combined results of operations for the three and nine months ended September 30, 1997 and 1996 and the combined cash flows for the nine months ended September 30, 1997 and 1996.

               Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

               Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage value.

               Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of Net Profits Interests for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the nine months ended September 30, 1997 pursuant to SFAS No. 121 as follows:

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

          2.   TRANSACTIONS WITH RELATED PARTIES
               ---------------------------------

               The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for the Partnerships' direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred by the General Partner. During the three months ended September 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                       Direct General       Administrative
                  Partnership        and Administrative        Overhead
                  -----------        ------------------     --------------
                      P-1                  $1,980              $28,440
                      P-2                   1,666               23,709
                      P-3                   3,038               44,640
                      P-4                   2,255               33,240
                      P-5                   2,124               31,170
                      P-6                 ( 3,293)              37,641


               During  the  nine  months   ended  September  30,  1997  the
               following payments were made to the General Partner or its affiliates by the Partnerships:

                                       Direct General       Administrative
                  Partnership        and Administrative        Overhead
                  -----------        ------------------     --------------
                      P-1                 $14,523             $ 85,320
                      P-2                  11,967               71,127
                      P-3                  22,397              133,920
                      P-4                  14,444               99,720
                      P-5                  16,261               93,510
                      P-6                  19,968              112,923

               Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

               The receivable from the General Partner at December 31, 1996 for the P-2 and P-3 Partnerships represented proceeds due to the Partnerships for the sale of Net Profits Interests during the three months ended December 31, 1996. Such receivable was collected by the P-2 and P-3 Partnerships during early 1997.

               The receivable from the General Partner at September 30, 1997 for the P-1, P-2, P-3, P-5 and P-6 Partnerships represents proceeds due to such Partnerships for the sale of Net Profits Interests during the three months ended September 30, 1997. Subsequent to September 30, 1997 such receivable was collected by the P-1, P-2, P-3, P-5, and P-6 Partnerships.

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

               Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

               The Partnerships' cash flows for the third quarter of 1997 included proceeds from the sale of oil and gas properties during the three months ended September 30, 1997. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions to be paid in mid-November 1997. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.


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

               PARTNERSHIP P-1

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                  1997               1996
                                                --------           --------
                     Net Profits                $270,199           $295,262
                     Barrels produced              8,060              7,592
                     Mcf produced                 93,344            116,249
                     Average price/Bbl          $  17.65           $  20.93
                     Average price/Mcf          $   1.98           $   1.81

               As shown in the table above, Net Profits decreased $25,063 (8.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $42,000 was related to a decrease in the volumes of gas sold and approximately $26,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by increases of approximately (i) $16,000 related to the increase in the average price of gas sold, (ii) $10,000 related to the increase in volumes of oil sold, and (iii) $17,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 468 barrels while volumes of gas sold decreased 22,905 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by a purchaser on three wells during the three months ended September 30, 1996, (ii) a negative prior period volume adjustment made by a purchaser on one well during the three months ended September 30, 1997 and (iii) the sale of several wells in early 1997. The decrease in production expenses resulted primarily from (i) the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, (ii) a decrease in operating expenses due to the repair of a downhole pump on one well during the three months ended September 30, 1996, and (iii) a decrease in operating expenses due to equipment repairs and saltwater disposal costs of one well during the three months ended September 30, 1996. Average oil prices decreased to $17.65 per barrel for the three months ended September 30, 1997 from $20.93 per barrel for the three months ended September 30, 1996, while average gas prices increased to $1.98 per Mcf for the three months ended September 30, 1997 from $1.81 per Mcf for the three months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $16,121 (20.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 23.8% for the three months ended September 30, 1997 from 27.2% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

               General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of Net Profits, these expenses also remained relatively constant at 11.3% for the three months ended
               September 30, 1997 and 10.6% for the three months ended September 30, 1996.

               NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.
                                          Nine Months Ended September 30,
                                          -------------------------------
                                                  1997             1996
                                                --------         --------
                     Net Profits                $867,304         $915,872
                     Barrels produced             25,187           26,287
                     Mcf produced                266,823          370,260
                     Average price/Bbl          $  18.96         $  19.18
                     Average price/Mcf          $   2.27         $   1.81

               As shown in the table above, Net Profits decreased $48,568 (5.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $21,000 and $187,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $6,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $122,000 related to an increase in the average price of gas sold and an increase of approximately $44,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,100 barrels and 103,437 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchaser on two wells during the nine months ended September 30, 1997 and
               (ii) positive prior period volume adjustments made by the purchaser on five wells during the nine months ended
               September 30, 1996. The decrease in production expenses resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil prices decreased to $18.96 per barrel for the nine months ended September 30, 1997 from $19.18 per barrel for the nine months ended September 30, 1996, while average gas prices increased to $2.27 per Mcf for the nine months ended September 30, 1997 from $1.81 per Mcf for the nine months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $72,761 (27.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and
               (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 21.8% for the nine months ended September 30, 1997 from 28.6% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

               The P-1 Partnership recognized a non-cash charge against earnings of $902,042 during the first quarter of 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-1 Partnership s adoption of SFAS No.
               121. Of this amount, $113,945 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $788,097 was related to impairment of unproved properties. No similar charge was necessary during 1996.

               General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, these expenses also remained relatively constant at 11.5% for the nine months ended
               September 30, 1997 and 10.8% for the nine months ended September 30, 1996.

               Cumulative  cash  distributions  to  the   Limited  Partners
               through September 30, 1997 were $9,776,558 or 90.46% of Limited Partners' capital contributions.

               PARTNERSHIP P-2

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Three Months Ended September 30,

                                           --------------------------------
                                                  1997               1996
                                                --------           --------
                     Net Profits                $207,968           $222,515
                     Barrels produced              5,737              5,313
                     Mcf produced                 76,840             99,108
                     Average price/Bbl          $  17.68           $  20.88
                     Average price/Mcf          $   2.02           $   1.78

               As shown in the table above, Net Profits decreased $14,547 (6.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $40,000 was related to the decrease in volumes of gas sold and approximately $18,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by increases of (i) approximately $18,000 related to an increase in the average price of gas sold, (ii) approximately $9,000 related to the increased volumes of oil sold, and (iii) approximately $16,000 related to the decrease in production expenses incurred by the owners of the Working Interests. Volumes of gas sold decreased 22,268 Mcf, while volumes of oil sold increased 424 barrels for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments by the purchaser on three wells during the three months ended September 30, 1996, (ii) negative prior period volume adjustments made by the purchaser on two wells during the three months ended September 30, 1997, and (iii) the sale of several wells in early 1997. The decrease in production expenses resulted primarily from (i) the decreases in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, (ii) a decrease in operating expenses due to the repair of a downhole pump on one well during the three months ended September 30, 1996, and (iii) a decrease in operating expenses due to equipment repairs and saltwater disposal costs during the three months ended 1996. Average oil prices decreased to $17.68 per barrel for the three months ended September 30, 1996 from $20.88 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.02 per Mcf for the three months ended September 30, 1997 from $1.78 per Mcf for the three months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $20,655 (28.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and
               (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits Interests, this expense decreased to 25.2% for the three months ended September 30, 1997 from 32.9% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

               General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of Net Profits, these expenses also remained relatively constant at 12.2% for the three months ended
               September 30, 1997 and 11.8% for the three months ended September 30, 1996.

               NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Nine Months Ended September 30,
                                          -------------------------------
                                                  1997             1996
                                                --------         --------
                     Net Profits                $677,306         $700,557
                     Barrels produced             17,880           18,744
                     Mcf produced                226,555          313,622
                     Average price/Bbl          $  18.98         $  19.23
                     Average price/Mcf          $   2.31         $   1.80

               As shown in the table above, Net Profits decreased $23,251 (3.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $173,000 was related to a decrease in volumes of oil and gas sold and approximately $4,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by increases of approximately $116,000 related to an increase in the average price of gas sold and approximately $39,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 864 barrels and 87,067 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchaser on three wells during the nine months ended September 30, 1997, (ii) positive prior period volume adjustments made by the purchaser on five wells during the nine months ended September 30, 1996, and (iii) the sale of several wells in early 1997. The decrease in production expenses resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil prices decreased to $18.98 per barrel for the nine months ended September 30, 1997 from $19.23 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.31 per Mcf for the nine months ended September 30, 1997 from $1.80 per barrel per Mcf for the nine months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $80,439 (33.8%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and
               (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 23.2% for the nine months ended September 30, 1997 from 34.0% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net
               Profits Interests discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

               The P-2 Partnership recognized a non-cash charge against earnings of $727,893 during the first quarter of 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-2 Partnership s adoption of SFAS No.
               121. Of this amount, $113,005 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $614,888 was related to impairment of unproved properties. No similar charge was necessary during 1996.

               General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, these expenses also remained relatively constant at 12.3% for the nine months ended
               September 30, 1997 and 11.7% for the nine months ended September 30, 1996.

               Cumulative  cash  distributions   to  the  Limited  Partners
               through September 30, 1997 were $7,496,561 or 83.21% of Limited Partners' capital contributions.

               PARTNERSHIP P-3

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Three Months Ended September 30,
                                          --------------------------------
                                                  1997              1996
                                                --------          --------
                     Net Profits                $386,110          $413,580
                     Barrels produced             10,597             9,804
                     Mcf produced                143,604           186,806
                     Average price/Bbl          $  17.70          $  20.88
                     Average price/Mcf          $   2.01          $   1.77

               As shown in the table above, Net Profits decreased $27,470 (6.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $76,000 was related to a decrease in volumes of gas sold and approximately $33,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by increases of (i) approximately $34,000 related to an increase in the average price of gas sold, (ii) approximately $16,000 related to an increase in volumes of oil sold, and (iii) approximately

               $32,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 793 barrels, while volumes of gas sold decreased 43,202 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on three wells during the three months ended September 30, 1996, (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1997 and (iii) the sale of several wells from late 1996 through early 1997. The decrease in production expenses resulted primarily from (i) the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996,
               (ii) a decrease in operating expenses due to the repair of a downhole pump on one well during the three months ended September 30, 1996 and (iii) positive prior period volume adjustments made by the operator on four wells during the three months ended September 30, 1997. Average oil prices decreased to $17.70 per barrel for the three months ended
               September 30, 1997 from $20.88 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.01 per Mcf for the three months ended September 30, 1997 from $1.77 per Mcf for the three months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $40,456 (29.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 25.5% for the three months ended September 30, 1997 from 33.2% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits
               Interests discussed above and the increase in the average price of gas sold for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

               General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of Net Profits, these expenses also remained relatively constant at 12.6% for the three months ended
               September 30, 1997 and 11.9% for the three months ended September 30, 1996.

               NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Nine Months Ended September 30,
                                          -------------------------------
                                                  1997            1996
                                                ----------     ----------

                     Net Profits                $1,262,543     $1,303,710
                     Barrels produced               33,015         34,689
                     Mcf produced                  426,031        591,800
                     Average price/Bbl          $    18.99     $    19.23
                     Average price/Mcf          $     2.32     $     1.79

               As shown in the table above, Net Profits decreased $41,167 (3.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $32,000 and $297,000, respectively, related to the decreases in volumes of oil and gas sold, and approximately $8,000 related to the decrease in the average price of oil sold for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, which decreases were partially offset by increases of approximately $226,000 related to the increase in the average price of gas sold and approximately $70,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,674 barrels and 165,769 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments made by the purchaser on three wells during the nine months ended September 30, 1997,
               (ii) positive prior period volume adjustments made by the purchaser on five wells during the nine months ended September 30, 1996, and (iii) the sale of several wells from late 1996 through early 1997. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil prices decreased to $18.99 per barrel for the nine months ended September 30, 1997 from $19.23 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.32 per Mcf for the nine months ended September 30, 1997 from $1.79 per Mcf, for the nine months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $155,373 (34.8%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits Interests, this expense decreased to 23.2% for the nine months ended September 30, 1997 from 34.8% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.
               The P-3 Partnership recognized a non-cash charge against earnings of $1,413,917 during the first quarter of 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-3 Partnership s adoption of SFAS No. 121. Of this amount, $220,449 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $1,193,468 was related to impairment of unproved properties. No similar charge was necessary during 1996.

               General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, these expenses also remained relatively constant at 12.5% for the nine months ended
               September 30, 1997 and 11.8% for the nine months ended September 30, 1996.

               Cumulative  cash  distributions  to  the   Limited  Partners
               through September 30, 1997 were $13,484,401 or 79.49% of Limited Partners' capital contributions.

               PARTNERSHIP P-4

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Three Months Ended September 30,
                                          --------------------------------
                                                  1997              1996
                                                --------          --------
                     Net Profits                $288,543          $300,523
                     Barrels produced              4,422             5,134
                     Mcf produced                119,051           155,666
                     Average price/Bbl          $  19.20          $  21.57
                     Average price/Mcf          $   2.26          $   1.90

               As shown in the table above, Net Profits decreased $11,980 (4.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $15,000 and $69,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $10,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $42,000 related to an increase in the average price of gas sold and an increase of approximately $40,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 712 barrels and 36,615 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) a normal decline in production on one well due to diminished oil reserves and (ii) a negative prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on two wells during the three months ended September 30, 1996 and (ii) normal declines in production due to diminished gas reserves on four wells. The decrease in production expenses resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, (ii) workover expenses incurred on two wells in the three months ended September 30, 1996 and (iii) a negative prior period volume adjustment by an operator on one well during the three months ended September 30, 1997. The average oil prices decreased to $19.20 per barrel for the three months ended September 30, 1997 from $21.57 per barrel for the three months ended September 30, 1996, while the average gas price increased to $2.26 per Mcf for the three months ended September 30, 1997 from $1.90 per Mcf for the three months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $50,011 (33.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and
               (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 33.7% for the three months ended September 30, 1997 from 49.0% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold during the three months ended
               September 30, 1997 as compared to the three months ended September 30, 1996.

               General and administrative expenses decreased $3,356 (8.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from decreases in professional fees during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a
               percentage  of   Net   Profits,  these   expenses   remained
               relatively  constant at  12.9%  for the  three months  ended
               September 30, 1997 and 12.3% for the three months ended September 30, 1996.

               NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Nine Months Ended September 30,
                                          -------------------------------
                                                   1997           1996
                                                ----------     ----------
                     Net Profits                $1,013,278     $1,015,009
                     Barrels produced               14,933         17,603
                     Mcf produced                  398,350        520,176
                     Average price/Bbl          $    20.01     $    20.21
                     Average price/Mcf          $     2.46     $     1.91

               As shown in the table above, Net Profits remained relatively constant for the nine months ended September 30, 1997 as
               compared to the nine  months ended September 30, 1996.   Any
               decrease in Net Profits caused by decreases of approximately $54,000, $233,000 and $3,000, respectively, related to decreases in the volumes of oil and gas sold and the average price of oil sold for the nine months ended September 30,
               1997 compared to the nine months ended September 30, 1996, were substantially offset by increases of approximately $219,000 and $69,000, respectively, related to the increase in the average price of gas sold and a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 2,670 barrels and
               121,826  Mcf,  respectively,  for  the   nine  months  ended
               September  30, 1997  as compared  to  the nine  months ended
               September 30, 1996.   The  decrease in volumes  of oil  sold
               resulted primarily from (i) normal declines in production due to diminished oil reserves on one well, (ii) negative prior period volume adjustments by the purchaser on two wells during the nine months ended September 30, 1997 and
               (iii)  the abandonment  of  one well  in  early 1997.    The
               decrease in volumes of gas sold resulted primarily from (i) normal declines in production due to diminished gas reserves
               on  three  wells,  (ii)   a  positive  prior  period  volume
               adjustment made by the purchaser on one well during the nine months ended September 30, 1996 and (iii) the sale of several gas producing wells from late 1996 through early
               1997.    The   decrease  in  production  expenses   resulted
               primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, (ii) workover expenses incurred on one well during the nine months ended September 30, 1996, (iii) the abandonment of two wells during the nine months ended September 30, 1996 and (iv) a positive prior period volume adjustment by the operator on well during the nine months ended September 30, 1996. Average oil prices decreased to $20.01 per barrel for the nine months ended September 30, 1996 from $20.21 per barrel
               for the nine months  ended September 30, 1996.   Average gas
               prices increased to $2.46 per Mcf for the nine months ended September 30, 1997 from $1.91 per Mcf for the nine months ended September 30, 1996

               Depletion of Net Profits Interests decreased $168,264 (34.0%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 32.2% for the nine months ended September 30, 1997 from 48.7% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

               The P-4 Partnership recognized a non-cash charge against earnings of $752,388 during the first quarter of 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-4 Partnership's adoption of SFAS No.
               121. Of this amount, $84,059 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $668,329 was related to impairment of unproved properties. No similar charge was necessary during 1996.

               General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, these expenses also remained relatively constant at 11.3% for the nine months ended September 30, 1997 and 11.6% for the nine months ended September 30, 1996.

               Cumulative   cash  distributions  to  the  Limited  Partners
               through September 30, 1997 were $11,173,945 or 88.47% of Limited Partners' capital contributions.

               PARTNERSHIP P-5

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Three Months Ended September 30,
                                          --------------------------------
                                                  1997              1996
                                                --------          --------
                     Net Profits                $248,233          $229,184
                     Barrels produced              1,868               293
                     Mcf produced                124,114           152,056
                     Average price/Bbl          $  19.37          $  24.71
                     Average price/Mcf          $   2.20          $   1.90

               As shown in the table above, Net Profits increased $19,049 (8.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this increase, approximately (i) $39,000 was related to an increase in volumes of oil sold, (ii) $37,000 was related to the increase in the average price of gas sold and (iii) $5,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, which increase was partially offset by decreases of approximately
               (i) $53,000 related to a decrease in volumes of gas sold and
               (ii) $9,000 related to the decrease in the average price of oil sold. Volumes of oil sold increased 1,575 barrels, while volumes of gas sold decreased 27,942 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The increase in volumes of oil sold resulted primarily from a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment made by the purchaser on two wells during the three months ended September 30, 1997, (ii) normal declines in production due to diminished gas reserves on one well and (iii) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1996. The decrease in production expenses resulted primarily from decreases in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Average oil prices decreased to $19.37 per barrel for the three months ended September 30, 1997 from $24.71 per barrel for the three months ended September 30, 1996, while average gas prices increased to $2.20 per Mcf for the three months ended September 30, 1997 from $1.90 per Mcf for the three months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $38,575 (34.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and
               (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits Interests, this expense decreased to 29.1% for the three months ended September 30, 1997 from 48.3% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

               General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of Net Profits, these expenses decreased to 13.4% for the three months ended September 30, 1997 from 14.7% for the three months ended September 30, 1996. This percentage decrease was primarily due to the increase in Net Profits discussed above.

               NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                  1997             1996
                                                --------         --------
                     Net Profits                $750,913         $775,627
                     Barrels produced              6,053            6,308
                     Mcf produced                383,895          486,994
                     Average price/Bbl          $  20.68         $  18.85
                     Average price/Mcf          $   2.16         $   1.82

               As shown in the table above, Net Profits decreased $24,714 (3.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $5,000 and $188,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by increases of approximately $11,000 and $131,000, respectively, related to increases in the average prices of oil and gas sold and an increase of approximately $26,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 255 barrels and 103,099 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on three wells during the nine months ended September 30, 1996,
               (ii) negative prior period volume adjustments made by the purchaser on three wells during the three months ended September 30, 1997 and (iii) normal declines in production due to diminished gas reserves on several wells during the nine months ended September 30, 1997. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold during the nine months ended
               September 30, 1997 as compared to the nine months ended September 30, 1996 which was partially offset by an increase of operating expenses due to workovers on three wells during the nine months ended September 30, 1997. Average oil and gas prices increased to $20.68 per barrel and $2.16 per Mcf, respectively, for the nine months ended September 30, 1997 from $18.85 per barrel and $1.82 per Mcf, respectively, for the nine months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $153,773 (40.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits Interests, this expense decreased to 29.8% for the nine months ended September 30, 1997 from 48.7% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

               The P-5 Partnership recognized a non-cash charge against earnings of $1,018,067 during the first quarter of 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-5 Partnership s adoption of SFAS No. 121. Of this amount, $122,458 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $895,609 was related to impairment of unproved properties. No similar charge was necessary during 1996.

               General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, these expenses remained relatively constant at 14.6% for the nine months ended September 30, 1997 and 13.9% for the nine months ended September 30, 1996.

               Cumulative   cash  distributions  to  the  Limited  Partners
               through September 30, 1997 were $6,190,759 or 52.27% of Limited Partners' capital contributions.

               PARTNERSHIP P-6

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Three Months Ended September 30,
                                          --------------------------------
                                                  1997              1996
                                                --------          --------
                     Net Profits                $434,139          $663,156
                     Barrels produced              5,132             5,705
                     Mcf produced                235,218           348,846
                     Average price/Bbl          $  17.82          $  21.11
                     Average price/Mcf          $   2.02          $   2.06

               As shown in the table above, Net Profits decreased $229,017 (34.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $12,000 and $234,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $17,000 and $9,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by an increase of approximately $44,000 related to the decrease in operating expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 573 barrels and 113,628 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one well during the three months ended September 30, 1996, (ii) the shutting-in of one well during the three months ended September 30, 1997 due to mechanical difficulties, (iii) normal declines in production due to diminished gas reserves on three wells and (iv) a negative prior period volume adjustment on one well during the three months ended September 30, 1997. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Average oil and gas prices decreased to $17.82 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1997 from $21.11 per barrel and $2.06 per Mcf, respectively, for the three months ended September 30, 1996.


               Depletion of Net Profits Interests decreased $108,707 (41.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits Interests, this expense decreased to 35.8% for the three months ended September 30, 1997 from 39.9% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above.

               General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of Net Profits, these expenses increased to 9.3% for the three months ended September 30, 1997 from 6.1% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in Net Profits discussed above.

               NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                          Nine Months Ended September 30,
                                          -------------------------------
                                                   1997           1996
                                                ----------     ----------
                     Net Profits                $1,386,099     $1,511,302
                     Barrels produced               13,951         17,210
                     Mcf produced                  740,453        888,615
                     Average price/Bbl          $    19.76     $    19.77
                     Average price/Mcf          $     2.21     $     1.92

               As shown in the table above, Net Profits decreased $125,203 (8.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $64,000 and $285,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by increases of approximately (i) $214,000 related to an increase in the average price of gas sold and (ii) $11,000 related to the decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 3,259 barrels and 148,162 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished oil reserves on four wells. The decrease in volumes of gas sold resulted primarily from
               (i) normal declines in production due to diminished gas reserves on several wells, (ii) positive prior period volume adjustments by the purchaser on several wells during the nine months ended September 30, 1996, (iii) negative prior period volume adjustments by the purchaser on two wells during the nine months ended September 30, 1997 and (iv) the shutting-in of two wells due to workovers. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold during the nine months ended
               September 30, 1997 as compared to the nine months ended September 30, 1996, partially offset by increases in operating expenses as a result of (i) workovers on two wells during the nine months ended September 30, 1997 and (ii) an increase in ad valorem taxes on three wells during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil prices remained relatively constant at $19.76 per barrel for the nine months ended September 30, 1997 and $19.77 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.21 per Mcf for the nine months ended September 30, 1997 from $1.92 per Mcf for the nine months ended September 30, 1996.

               Depletion of Net Profits Interests decreased $202,262 (29.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of Net Profits, this expense decreased to 34.8% for the nine months ended September 30, 1997 from 45.3% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above and the increase in the average price of gas sold during the nine months ended
               September 30, 1997 as compared to the nine months ended September 30, 1996.

               The P-6 Partnership recognized a non-cash charge against earnings of $898,584 during the first quarter of 1997. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests, in accordance with the P-6 Partnership s adoption of SFAS No.
               121. Of this amount, $444,990 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $453,594 was related to impairment of unproved properties. No similar charge was necessary during 1996.

               General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of Net Profits, these expenses remained relatively  constant  at  9.6%  for the  nine  months  ended
               September 30, 1997 and 8.6% for the nine months ended September 30, 1996.

               Cumulative  cash  distributions   to  the  Limited  Partners
               through September 30, 1997 were $8,100,248 or 56.63% of Limited Partners capital contributions.

                             PART II:  OTHER INFORMATION


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

               (a)  Exhibits:

                    27.1 Financial   Data   Schedule   containing   summary
                         financial information extracted from the P-1 Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

                    27.2 Financial   Data   Schedule   containing   summary
                         financial information extracted from the P-2 Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

                    27.3 Financial   Data   Schedule   containing   summary
                         financial information extracted from the P-3 Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

                    27.4 Financial   Data   Schedule   containing   summary
                         financial information extracted from the P-4 Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

                    27.5 Financial   Data   Schedule   containing   summary
                         financial information extracted from the P-5 Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

                    27.6 Financial   Data   Schedule   containing   summary
                         financial information extracted from the P-6 Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                                        (Registrant)

                                        By:  GEODYNE RESOURCES, INC.


                                             General Partner




          Date:  November 13, 1997      By:    /s/Dennis R. Neill
                                           -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President



          Date:  November 13, 1997      By:    /s/Patrick M. Hall
                                           -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Principal Accounting Officer

                                  INDEX TO EXHIBITS
                                  -----------------

          NUMBER    DESCRIPTION
          ------    -----------

          27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.