Form 10-K405
period 1997-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1998-02-18
CIK 850427, 850428, 854066, 860744, 863832, 869801

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

            X     Disclosure is not contained herein
         -----
                  Disclosure is contained herein
         -----

      The Depositary Units are not publicly traded, therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K405
                               TABLE OF CONTENTS



PART I.......................................................................1
      ITEM 1.     BUSINESS...................................................1
      ITEM 2.     PROPERTIES.................................................7
      ITEM 3.     LEGAL PROCEEDINGS.........................................15
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......18

PART II.....................................................................18
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......18
      ITEM 6.     SELECTED FINANCIAL DATA...................................21
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................24
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............42
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................42

PART III....................................................................42
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................42
      ITEM 11.    EXECUTIVE COMPENSATION....................................43
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................50
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............52

PART IV.....................................................................55
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................55
    SIGNATURES..............................................................61

                                    PART I.

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

                                   Date of
            Partnership          Activation
            -----------       -----------------

                P-1           October 25, 1988
                P-2           February 9, 1989
                P-3           May 10, 1989
                P-4           November 21, 1989
                P-5           February 27, 1990
                P-6           September 5, 1990


      Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K405 ("Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the Partnerships, and as the managing partner of the related general partnerships.

      The General Partner currently serves as general partner of 29 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997, the Samson Companies owned interests in approximately 13,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning net profits and royalty interests in oil and gas properties located in the continental United States. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in producing properties ("Working Interests") which were acquired by affiliated oil and gas investment programs (the "Affiliated Programs"). Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Annual Report, the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

      In order to prudently manage the properties which are burdened by the Partnerships' Net Profits Interests, it may be appropriate for drilling operations to be conducted on such properties. Since the Partnerships' Net Profits are calculated after considering such costs, the Partnerships also indirectly engage in development drilling.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 1, 1998, the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the higher end of the 10-year average price range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 1997:

   Partnership               Customer                       Percentage
   -----------       ------------------------               ----------

       P-1           El Paso Energy Marketing
                       Company ("El Paso")                    25.19%
                     Chevron U.S.A., Inc.                     10.82%

       P-2           El Paso                                  24.39%
                     Texaco Exploration and
                       Production, Inc.
                       ("Texaco")                             11.11%

       P-3           El Paso                                  24.23%
                     Texaco                                   11.18%

       P-4           El Paso                                  49.10%
                     Valero Industrial Gas LP                 13.56%
                     Phibro Energy, Inc.                      10.70%

       P-5           El Paso                                  64.98%

       P-6           El Paso                                  28.16%
                     HPL Resources Company                    19.85%
                     Tejas Gas Marketing
                       Company                                14.13%

      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by pipeline transporters, the Partnerships may encounter difficulty in marketing gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas. Although virtually all of the natural gas production affecting the Partnerships is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' Net Profits and projections of future Net Profits.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment - Oil and gas operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may decrease the Partnerships' Net Profits. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Insurance Coverage

      Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial position and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.

ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 1997.

            P/ship                Number of Wells(1)
            ------      ------------------------------------
                        Total       Oil      Gas      N/A(2)
                        -----      -----    -----     ------

             P-1          956       730      197         29
             P-2        1,009       757      223         29
             P-3        1,009       757      223         29
             P-4          209       103      105          1
             P-5           74        22       51          1
             P-6          126        36       89          1

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2)   Wells which have not been designated as oil or gas.


      Drilling Activities

      The P-4 Partnership indirectly participated in the drilling of the Schwarz No. 8 well located in Webb County, Texas which was drilled as a development well in August 1997. The well was not capable of commercial production and has been plugged and abandoned. No other Partnerships were involved in drilling activities.


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data

                                P-1 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        32,044         33,798         39,075
      Gas (Mcf)                        357,516        468,446        524,079

   Oil and gas sales:
      Oil                           $  598,856     $  670,897     $  629,419
      Gas                              813,010        911,723        704,485
                                     ---------      ---------      ---------
         Total                      $1,411,866     $1,582,620     $1,333,904
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $18.69         $19.85         $16.11
      Per Mcf of gas                      2.27           1.95           1.34


                              Net Production Data

                                P-2 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                    $   22,873         24,049         28,040
      Gas (Mcf)                        301,132        390,047        443,985

   Oil and gas sales:
      Oil                           $  428,036     $  478,550     $  453,329
      Gas                              697,928        764,204        604,448
                                      --------      ---------      ---------
         Total                      $1,125,964     $1,242,754     $1,057,777
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $18.71         $19.90         $16.17
      Per Mcf of gas                      2.32           1.96           1.36

                              Net Production Data

                                P-3 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        42,259         44,496         51,963
      Gas (Mcf)                        565,052        737,600        840,970

   Oil and gas sales:
      Oil                           $  791,047     $  885,630     $  840,314
      Gas                            1,312,229      1,441,296      1,143,030
                                     ---------      ---------      ---------
         Total                      $2,103,276     $2,326,926     $1,983,344
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $18.72         $19.90         $16.17
      Per Mcf of gas                      2.32           1.95           1.36


                              Net Production Data

                                P-4 Partnership
                                ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        19,686         22,949         28,847
      Gas (Mcf)                        513,815        630,841        885,642

   Oil and gas sales:
      Oil                           $  387,375     $  477,130     $  505,129
      Gas                            1,267,510      1,332,412      1,299,908
                                     ---------      ---------      ---------
         Total                      $1,654,885     $1,809,542     $1,805,037
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $19.68         $20.79         $17.51
      Per Mcf of gas                      2.47           2.11           1.47

                              Net Production Data

                                P-5 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         7,972         10,757         10,842
      Gas (Mcf)                        516,756        627,998        784,863

   Oil and gas sales:
      Oil                           $  158,471     $  214,553     $  185,791
      Gas                            1,148,588      1,229,170      1,061,514
                                     ---------      ---------      ---------
         Total                      $1,307,059     $1,443,723     $1,247,305
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $19.88         $19.95         $17.14
      Per Mcf of gas                      2.22           1.96           1.35


                              Net Production Data

                                P-6 Partnership
                                ---------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       1997           1996           1995
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        18,461         21,377         19,149
      Gas (Mcf)                        984,971      1,162,652      1,380,123

   Oil and gas sales:
      Oil                           $  354,536     $  437,360     $  318,880
      Gas                            2,231,611      2,359,218      1,819,370
                                     ---------      ---------      ---------
         Total                      $2,586,147     $2,796,578     $2,138,250
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $19.20         $20.46         $16.65
      Per Mcf of gas                      2.27           2.03           1.32

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1997 which were attributable to the Partnerships' Net Profits Interests. (Throughout this Annual Report, such interests will be referred to as the Partnerships' "proved reserves.") The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value of the proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value of the proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 1997(1)

P-1 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,283,493
      Oil and liquids (Bbls)                                      216,666

   Net present value (discounted at 10% per annum)             $4,222,872


P-2 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,042,600
      Oil and liquids (Bbls)                                      160,322

   Net present value (discounted at 10% per annum)             $3,430,173


P-3 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 3,838,854
      Oil and liquids (Bbls)                                      297,256

   Net present value (discounted at 10% per annum)             $6,404,345


P-4 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,659,848
      Oil and liquids (Bbls)                                       55,834

   Net present value (discounted at 10% per annum)             $3,808,632


P-5 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 3,029,466
      Oil and liquids (Bbls)                                       51,228

   Net present value (discounted at 10% per annum)             $3,375,677

P-6 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 4,963,503
      Oil and liquids (Bbls)                                      123,737

   Net present value (discounted at 10% per annum)             $5,658,742

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

                                  Significant Properties
                                  ----------------------

                                Wells
                             Operated by
                             Affiliates       Oil         Gas
                     Total   -----------    Reserves    Reserves    Present
Basin                Wells   Number    %     (Bbl)       (Mcf)       Value
-----------          -----   ------   ---   --------   ---------   ---------
P-1 P/ship:
  Permian            3,353       4     -%   202,788    1,115,469   $2,894,958
  Anadarko              90      17    19%     2,690    1,076,389    1,210,410

P-2 P/ship:
  Permian            3,353       4     -%   138,619      764,968   $1,992,747
  Anadarko              90      17    19%     2,596      832,915      940,803
  South. Ok.
   Folded Belt          29      23    79%    10,150      334,056      381,106

P-3 P/ship:
  Permian            3,353       4     -%   255,626    1,413,384   $3,679,254
  Anadarko              90      17    19%     4,869    1,547,715    2,084,444
  South. Ok.
   Folded Belt          29      23    79%    19,970      657,561      750,217

P-4 P/ship:
  Gulf Coast            75      14    19%    36,821    1,076,649   $1,799,708
  Anadarko              65       9    14%     4,964      818,029    1,016,358
  Arkla                 40       -     -%     5,620      408,926      718,252

P-5 P/ship:
  Anadarko             109      32    29%     7,750    1,903,947   $2,035,653
  South. Ok.
   Folded Belt          72       -     -%    29,078      464,107      638,267
  Permian               58      28    48%    10,311      551,659      496,318

P-6 P/ship:
  Anadarko             109      32    29%     5,309    1,834,007   $1,916,976
  Permian               61      30    49%    14,387    1,758,401    1,793,195
  South. Ok.
   Folded Belt          88      14    16%    89,328      319,551      852,543
  Gulf Coast            12       1     8%     5,703      630,817      727,101

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

      Plaintiffs' counsel will be responsible for allocating payments from the $125 million Settlement Fund previously funded by PaineWebber among eligible Limited Partners and investors in other unrelated PaineWebber partnerships in accordance with the settlement. The amount and date of any payment will vary depending upon many factors set forth in the Notice. It is currently expected that payments from the Settlement Fund will be made some time in 1998.

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

      On March 20, 1997 the settlement described above was confirmed by the federal court. Certain limited partners in partnerships that were not sponsored by the General Partner appealed the confirmation; however, all such appeals were denied by the United States Second Circuit Court of Appeals and the settlement order is now final. The parties are currently awaiting a ruling by the federal district judge as to the amount of attorneys' fees to be awarded to the plaintiffs' attorneys from the Settlement Fund. The General Partner expects that the Settlement Fund will be distributed to eligible class members within a few months following the entry of a final order on the attorneys' fees.

      To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1997.


PART II.

ITEM 5.  MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of January 31, 1998, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of         Limited
            Partnership         Units           Partners
            -----------       ---------         --------

                P-1            108,074             868
                P-2             90,094             655
                P-3            169,637           1,466
                P-4            126,306             996
                P-5            118,449           1,061
                P-6            143,041             811


      Units were initially sold for a price of $100. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

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

                            Repurchase Offer Prices
                            -----------------------

                      1996                           1997               1998
            ----------------------        ------------------------      ----
            1st    2nd    3rd    4th      1st     2nd    3rd   4th      1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.     Qtr.
------      ----   ----   ----   ----     ----    ----   ----  ----     ----

 P-1        $19    $17    $25    $22      $20     $26    $22   $20      $16
 P-2         19     17     24     21       19      25     21    20       16
 P-3         19     17     24     21       19      26     22    20       16
 P-4         15     12     18     15       13      17     13    11        9
 P-5         13     12     16     14       12      16     14    13       11
 P-6         27     25     26     22       20      22     19    17       14

      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

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

      The following is a summary of cash distributions paid to the Limited Partners during 1996 and 1997 and the first quarter of 1998:


                              Cash Distributions
                              ------------------

                                 1996
            ------------------------------------------------
              1st           2nd         3rd          4th
   P/ship   Quarter       Quarter     Quarter      Quarter(1)
   ------   ---------     -------     ---------    ----------

    P-1       $1.98       $2.00         $2.45        $2.98
    P-2        1.64        1.70          2.31         2.77
    P-3        1.69        1.70          2.06         2.76
    P-4        2.09        2.41          2.19         2.93
    P-5        1.40        1.61          1.85         2.01
    P-6        1.61        2.20          2.22         4.04

                                1997                                1998
            --------------------------------------------------    ----------
              1st           2nd         3rd           4th           1st
   P/ship   Quarter(1)    Quarter     Quarter(1)    Quarter(1)    Quarter(1)
   ------   ----------    -------     ----------   -----------    ----------

    P-1       $2.61       $2.73         $3.90        $2.19          $4.52
    P-2        2.36        2.66(1)       4.00         1.84           3.95
    P-3        2.33        2.64(1)       4.02         1.82           3.90
    P-4        2.54        3.42          4.04         1.84           1.75
    P-5        2.00        2.90          2.16         1.39           1.74
    P-6        2.09        4.63(1)       2.47         2.43           2.49


-----------------------
(1) Amount of cash distribution includes proceeds from the sale of certain Net Profits Interests.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                 1997            1996           1995             1994          1993
                             ------------    ------------   ------------     ------------   ----------

Net Profits                   $1,064,105      $1,191,311     $  935,026       $1,089,659    $1,216,344
Net Income (Loss):
   Limited Partners              106,676         773,173          6,098      (    82,364)       84,309
   General Partner                54,016          53,849         33,359           38,499        45,008
   Total                         160,692         827,022         39,457      (    43,865)      129,317
Limited Partners' Net
   Income (Loss) per
   Unit                              .99            7.15            .06      (       .76)          .78
Limited Partners' Cash
   Distributions per Unit          11.43            9.41           6.99             8.60          8.92
Total Assets                   2,076,686       3,230,759      3,488,930        4,243,473     5,268,338
Partners' Capital (Deficit)
   Limited Partners            2,164,101       3,293,425      3,537,252        4,286,154     5,298,518
   General Partner           (    87,415)    (    62,666)   (    48,322)     (    42,681)  (    30,180)
Number of Units
   Outstanding                   108,074         108,074        108,074          108,074       108,074




                                                 Selected Financial Data

                                                     P-2 Partnership
                                                     ---------------

                                 1997            1996           1995             1994          1993
                             ------------    ------------   ------------     ------------   ----------


Net Profits                   $  836,494      $  911,429     $  715,608       $  786,768     $  962,561
Net Income (Loss):
   Limited Partners               45,213         551,248    (   182,851)     (    99,086)   (    54,217)
   General Partner                41,244          40,232         23,562           26,363         34,851
   Total                          86,457         591,480    (   159,289)     (    72,723)   (    19,366)
Limited Partners' Net
   Income (Loss) per Unit            .50            6.12    (      2.03)     (      1.10)   (       .60)
Limited Partners' Cash
   Distributions per Unit          10.86            8.42           6.04             8.66           8.45
Total Assets                   1,686,752       2,635,549      2,854,539        3,586,328      4,483,051
Partners' Capital (Deficit)
   Limited Partners            1,759,190       2,692,977      2,900,729        3,628,580      4,507,666
   General Partner           (    72,438)    (    57,428)   (    46,190)     (    42,252)   (    24,615)
Number of Units
   Outstanding                    90,094          90,094         90,094           90,094         90,094




                                                 Selected Financial Data

                                                     P-3 Partnership
                                                     ---------------


                                 1997            1996           1995             1994          1993
                             ------------    ------------   ------------     ------------   ----------


Net Profits                   $1,559,975      $1,706,259     $1,327,052       $1,472,407     $1,798,809
Net Income (Loss):
   Limited Partners               30,632       1,024,694    (   413,819)     (   183,184)   (   161,726)
   General Partner                76,414          75,192         42,468           49,058         64,658
   Total                         107,046       1,099,886    (   371,351)     (   134,126)   (    97,068)
Limited Partners' Net
   Income (Loss) per
   Unit                              .18            6.04    (      2.44)     (      1.08)   (       .95)
Limited Partners' Cash
   Distributions per
   Unit                            10.81            8.21           6.21             8.60           8.22
Total Assets                   3,136,542       4,968,083      5,355,843        6,836,194      8,508,320
Partners' Capital
   (Deficit)
   Limited Partners            3,273,800       5,075,168      5,442,474        6,911,293      8,554,477
   General Partner           (   137,258)    (   107,085)   (    86,631)     (    75,099)   (    46,157)
Number of Units
   Outstanding                   169,637         169,637        169,637          169,637        169,637




                                                 Selected Financial Data

                                                     P-4 Partnership
                                                     ---------------

                                 1997            1996           1995             1994          1993
                             ------------    ------------   ------------     ------------   ----------


Net Profits                   $1,290,780      $1,373,635      $1,251,153      $1,779,306     $2,136,768
Net Income (Loss):
   Limited Partners               52,241         584,825     (   496,777)    (   152,785)       339,911
   General Partner                49,097          52,931          40,039          64,877         84,873
   Total                         101,338         637,756     (   456,738)    (    87,908)       424,784
Limited Partners' Net
   Income (Loss) per Unit            .41            4.63     (      3.93)    (      1.21)          2.69
Limited Partners' Cash
   Distributions per Unit          11.84            9.62            8.36           15.11          10.87
Total Assets                   1,827,292       3,283,477       3,940,479       5,506,217      7,607,125
Partners' Capital (Deficit)
   Limited Partners            1,922,091       3,364,850       3,995,025       5,546,802      7,609,587
   General Partner           (    94,799)    (    81,373)    (    54,546)    (    40,585)   (     2,462)
Number of Units
   Outstanding                   126,306         126,306         126,306         126,306        126,306




                                                 Selected Financial Data

                                                     P-5 Partnership
                                                     ---------------


                                 1997            1996           1995             1994          1993
                             ------------    ------------   ------------     ------------   ----------

Net Profits                   $1,000,125      $1,112,631     $  938,957       $1,180,970     $1,228,404
Net Income (Loss):
   Limited Partners          (   355,086)        593,334    (   201,341)     ( 1,811,683)   (   755,849)
   General Partner                34,199          46,364         30,697           24,070         37,195
   Total                     (   320,887)        639,698    (   170,644)     ( 1,787,613)   (   718,654)
Limited Partners' Net
   Income (Loss) per Unit    (      3.00)           5.01    (      1.70)     (     15.30)   (      6.38)
Limited Partners' Cash
   Distributions per Unit           8.45            6.87           5.79             8.99           4.80
Total Assets                   1,621,507       2,993,188      3,225,517        4,115,661      7,050,262
Partners' Capital (Deficit)
   Limited Partners            1,696,190       3,053,276      3,273,942        4,160,283      7,036,966
   General Partner           (    74,683)    (    60,088)   (    48,425)     (    44,622)   (     9,192)
Number of Units
   Outstanding                   118,449         118,449        118,449          118,449        118,449





                                                 Selected Financial Data

                                                     P-6 Partnership
                                                     ---------------

                                 1997            1996           1995             1994          1993
                             ------------    ------------   ------------     ------------   ----------


Net Profits                   $1,793,685      $2,002,957     $1,284,185       $1,487,321     $1,638,647
Net Income (Loss):
   Limited Partners               97,934         996,385    (   907,347)     (   346,636)   (   221,515)
   General Partner                67,889          84,925         36,393           50,124         58,274
   Total                         165,823       1,081,310    (   870,954)     (   296,512)   (   163,241)
Limited Partners' Net
   Income (Loss) per Unit            .68            6.97    (      6.34)     (      2.42)   (      1.54)
Limited Partners' Cash
   Distributions per Unit          11.62           10.07           5.73             9.52           6.46
Total Assets                   3,112,118       4,714,677      5,170,032        6,903,486      8,676,186
Partners' Capital (Deficit)
   Limited Partners            3,208,632       4,773,698      5,217,313        6,944,660      8,651,296
   General Partner           (    96,514)    (    59,021)   (    47,281)     (    41,174)   (    21,298)
Number of Units
   Outstanding                   143,041         143,041        143,041          143,041        143,041

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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. As previously noted, the Partnerships own net profits and royalty interests in oil and gas properties. The Partnerships' net profits interests were carved out of Working Interests which were acquired by the Affiliated Programs. Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the higher end of the 10-year average price range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      As discussed in the "Results of Operations" section below, volumes of oil and gas sold also significantly affect the Partnerships' revenues. Oil and gas wells generally produce the most oil or gas in the earlier years of their lives and, as production continues, the rate of production naturally declines. At some point, production physically ceases or becomes no longer economic. The Partnerships are not acquiring additional Net Profits Interests, and the existing Net Profits Interests are not experiencing significant additional production through drilling or other capital projects. Therefore, volumes of oil and gas produced from the properties underlying the Partnerships' Net Profits Interests naturally decline from year to year. Over the past three years, this decline in production of oil and gas generally ranged form 12 to 19 percent per year. While it is difficult for management to predict future production from these properties, it is likely that this general trend of declining production will continue.

      Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of Net Profits Interests owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells in which a Net Profits Interest is owned.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnerships results of operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

                                P-1 Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total Net Profits decreased $127,206 (10.7%) in 1997 as compared to 1996. Of this decrease, approximately $35,000 and $216,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $37,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $114,000 related to the increase in the average price of gas sold. In addition, the decrease in Net Profits was partially offset by an increase of approximately $44,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,754 barrels and 110,930 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment made by a purchaser on two significant wells in 1997, (ii) a positive prior period volume adjustment made by a purchaser on several wells in 1996, and (iii) the sale of several wells in early 1997. The decrease in production expenses resulted primarily from the decrease in volumes of oil and gas sold in 1997 which was partially offset by increases in operating expenses as a result of (i) workover expenses on two significant wells in 1997 and (ii) subsurface repairs on one significant well in 1997. Average oil prices decreased to $18.69 per barrel in 1997 from $19.85 per barrel in 1996. Average gas prices increased to $2.27 per Mcf in 1997 from $1.95 per Mcf in 1996.

      Depletion of Net Profits Interests decreased $60,815 (18.7%) in 1997 as compared to 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold in 1997 and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 24.8% in 1997 from 27.2% in 1996. This percentage decrease was primarily due to the increases in the average prices of gas sold in 1997 as compared to 1996.

      The P-1 Partnership recognized a non-cash charge against earnings of $902,042 in the first quarter of 1997. Of this amount, $113,945 was related to the decline in oil and gas prices used to determine future cash flows from the P-1 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,097 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the last several years and Partnership Agreement provisions which limit the P-1 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses increased to 12.1% in 1997 from 10.9% in 1996. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash distributions to the Limited Partners through December 31, 1997 were $10,013,558 or 92.65% of the Limited Partners' capital contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                    --------------------------------------

      Total Net Profits increased $256,285 (27.4%) in 1996 as compared to 1995. Of this increase, approximately $126,000 and $286,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $85,000 and $75,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,277 barrels and 55,633 Mcf, respectively, in 1996 as compared to 1995. Average oil and gas prices increased to $19.85 per barrel and $1.95 per Mcf, respectively, for the year ended December 31, 1996 from $16.11 per barrel and $1.34 per Mcf, respectively, for the year ended December 31, 1995.

      Depletion of Net Profits Interests decreased $373,874 (53.5%) in 1996 as compared to 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold during 1996. As a percentage of Net Profits, this expense decreased to 27.2% in 1996 from 74.7% in 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold in 1996.

      The P-1 Partnership recognized a non-cash charge against earnings of $86,264 in 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of Net Profits, these expenses decreased to 10.9% in 1996 from 13.5% in 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.

                                P-2 Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total Net Profits decreased $74,935 (8.2%) in 1997 as compared to 1996. Of this decrease, approximately $23,000 and $174,000, respectively, were related to decreases in oil and gas volumes sold, and approximately $27,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $108,000 related to the increase in the average price of gas sold. In addition, the decrease in Net Profits was partially offset by an increase of approximately $42,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,176 barrels and 88,915 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from
(i) a negative prior period volume adjustment made by a purchaser on two significant wells in 1997, (ii) a positive prior period volume adjustment made by a purchaser on several wells in 1996, (iii) the sale of several wells in early 1997, and (iv) normal declines in production. The decrease in production expenses resulted primarily from the decrease in volumes of oil and gas sold in 1997. Average oil prices decreased to $18.71 per barrel in 1997 from $19.90 per barrel in 1996. Average gas prices increased to $2.32 per Mcf in 1997 from $1.96 per Mcf in 1996.

      Depletion of Net Profits Interests decreased $68,085 (24.7%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold in 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 24.8% in 1997 from 30.2% in 1996. This percentage decrease was primarily due to the increase in the average price of gas sold in 1997.

      The P-2 Partnership recognized a non-cash charge against earnings of $727,893 in the first quarter of 1997. Of this amount, $113,005 was related to the decline in oil and gas prices used to determine future cash flows from the P-2 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $614,888 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the last several years and Partnership Agreement provisions which limit the P-2 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses decreased $1,205 (1.1%) in 1997 as compared to 1996. As a percentage of Net Profits, these expenses remained relatively constant at 12.9% in 1997 and 11.9% in 1996.

      Cumulative cash distributions to the Limited Partners through December 31, 1997 were $7,662,561 or 85.05% of the Limited Partners' capital contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total Net Profits increased $195,821 (27.4%)in 1996 as compared to 1995. Of this increase, approximately $90,000 and $234,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $65,000 and $73,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,991 barrels and 53,938 Mcf, respectively, in 1996 as compared to 1995. Average oil and gas prices increased to $19.90 per barrel and $1.96 per Mcf, respectively, in 1996 from $16.17 per barrel and $1.36 per Mcf, respectively, in 1995.

      Depletion of Net Profits Interests decreased $329,737 (54.5%) in 1996 as compared to 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold during 1996. As a percentage of Net Profits, this expense decreased to 30.2% in 1996 from 84.6% in 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold in 1996.

      The P-2 Partnership recognized a non-cash charge against earnings of $182,970 in 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of Net Profits, these expenses decreased to 11.9% for the year ended December 31, 1996 from 14.7% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.

                                P-3 Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total Net Profits decreased $146,284 (8.6%) in 1997 as compared to 1996. Of this decrease, approximately $45,000 and $336,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $50,000 was related to the decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $209,000 related to an increase in the average price of gas sold. In addition, the decrease in Net Profits was partially offset by an increase of approximately $77,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 2,237 barrels and 172,548 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from
(i) a negative prior period volume adjustment made by a purchaser on two significant wells in 1997, (ii) a positive prior period volume adjustment made by a purchaser on several wells in 1996, (iii) the sale of several wells in early 1997, and (iv) normal declines in production. The decrease in production expenses resulted primarily from the decrease in volumes of oil and gas sold in 1997. Average oil prices decreased to $18.72 per barrel in 1997 from $19.90 per barrel in 1996. Average gas prices increased to $2.32 per Mcf in 1997 from $1.95 per Mcf in 1996.

      Depletion of Net Profits Interests decreased $135,229 (25.9%) in 1997 as compared to 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold in 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 24.7% in 1997 from 30.5% in 1996. This percentage decrease was primarily due to (i) the increases in the average prices of gas sold in 1997 and (ii) the dollar decrease in depletion of Net Profits.

      The P-3 Partnership recognized a non-cash charge against earnings of $1,413,917 in the first quarter of 1997. Of this amount, $220,449 was related to the decline in oil and gas prices used to determine future cash flows from the P-3 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $1,193,468 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the last several years and Partnership Agreement provisions which limit the P-3 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses remained relatively constant at 13.0% in 1997 and 12.0% in 1996.

      Cumulative cash distributions to the Limited Partners through December 31, 1997 were $13,792,401 or 81.31% of the Limited Partners' capital contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total Net Profits increased $379,207 (28.6%) in 1996 as compared to 1995. Of this increase, approximately $166,000 and $435,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $36,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, which amounts were partially offset by decreases of approximately $121,000 and $141,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,467 barrels and 103,370 Mcf, respectively, in 1996 as compared to 1995. The decrease in lease operating expenses resulted primarily from the decreases in volumes of oil and gas sold in 1996, partially offset by an increase in production taxes associated with the increase in Net Profits discussed above. Average oil and gas prices increased to $19.90 per barrel and $1.95 per Mcf, respectively, in 1996 from $16.17 per barrel and $1.36 per Mcf, respectively, in 1995.

      Depletion of Net Profits Interests decreased $626,740 (54.6%)in 1996 as compared to 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold in 1996. As a percentage of Net Profits, this expense decreased to 30.5% in 1996 from 86.5% in 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests discussed above and the increases in the average prices of oil and gas sold in 1996.

      The P-3 Partnership recognized a non-cash charge against earnings of $377,983 in 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of Net Profits, these expenses decreased to 12.0% in 1996 from 15.0% in 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.

                                P-4 Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total Net Profits decreased $82,855 (6.0%) in 1997 as compared to 1996. Of this decrease, approximately $68,000 and $247,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $22,000 was related to the decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $185,000 related to the increase in the average price of gas sold. In addition, the decrease in Net Profits was partially offset by an increase of approximately $72,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 3,263 barrels and 117,026 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil and gas sold resulted primarily from normal declines in production. The decrease in production expenses resulted primarily from decreases in volumes of oil and gas sold in 1997. Average oil prices decreased to $19.68 per barrel in 1997 from $20.79 per barrel in 1996. Average gas prices increased to $2.47 per Mcf in 1997 from $2.11 per Mcf in 1996.

      Depletion of Net Profits Interests decreased $176,082 (32.6%) in 1997 as compared to 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold in 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 28.3% in 1997 from 39.4% in 1996. This percentage decrease was primarily due to (i) the increase in the average price of gas sold in 1997 and (ii) the dollar decrease in depletion of Net Profits discussed above.

      The P-4 Partnership recognized a non-cash charge against earnings of $752,388 in the first quarter of 1997. Of this amount, $84,059 was related to the decline in oil and gas prices used to determine of future cash flows from the P-4 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $668,329 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the last several years and Partnership Agreement provisions which limit the P-4 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses decreased $5,846 (3.8%) in 1997 as compared to 1996. This decrease resulted primarily from a prior year charge which was refunded in 1997. As a percentage of Net Profits, these expenses remained relatively constant at 11.5% in 1997 and 11.2% in 1996.

      Cumulative cash distributions to the Limited Partners through December 31, 1997 were $11,405,945 or 90.3% of the Limited Partners' capital contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total Net Profits increased $122,482 (9.8%) in 1996 as compared to 1995. Of this increase, approximately $75,000 and $404,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $118,000 was related to a decrease in production expenses attributable to the Working Interests, partially offset by decreases of approximately $103,000 and $375,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,898 barrels and 254,801 Mcf, respectively, in 1996 as compared to 1995. The decrease in volumes of oil sold was primarily due to normal declines in production due to diminished oil reserves on several wells. The decrease in volumes of gas sold was primarily due to (i) the sale of several gas producing wells during 1996, (ii) the normal declines in production on several wells due to diminished gas reserves, and
(iii) a positive prior period volume adjustment made by the purchaser on one well in 1995. The decrease in production expenses resulted primarily from the decreases in volumes of oil and gas sold in 1996. Average oil and gas prices increased to $20.79 per barrel and $2.11 per Mcf, respectively, for 1996 from $17.51 per barrel and $1.47 per Mcf, respectively, for 1995.

      Depletion of Net Profits Interests decreased $450,079 (45.4%) in 1996 as compared to 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold in 1996. As a percentage of Net Profits, this expense decreased to 39.4% in 1996 from 79.2% in 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold in 1996.

      The P-4 Partnership recognized a non-cash charge against earnings of $581,036 in 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of Net Profits, these expenses remained relatively constant at 11.2% for 1996 as compared to 11.8% for 1995.


                                P-5 Partnership
                                ---------------
                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total Net Profits decreased $112,506 (10.1%) in 1997 as compared to 1996. Of this decrease, approximately $56,000 and $218,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $134,000 related to the increase in the average price of gas sold. In addition, the decrease in Net Profits was partially offset by an increase of approximately $24,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 2,785 barrels and 111,242 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil sold resulted primarily from normal declines in production and positive prior period volume adjustments by purchasers on two significant wells in 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production. Average oil prices remained relatively constant at $19.88 per barrel in 1997 and $19.95 per barrel in 1996. Average gas prices increased to $2.22 per Mcf in 1997 from $1.96 per Mcf in 1996.

      Depletion of Net Profits Interests decreased $119,919 (32.5%) in 1997 as compared to 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold in 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 24.9% in 1997 from 33.2% in 1996. This percentage decrease was primarily due to the increases in the average prices of gas sold in 1997 and the dollar decrease in Depletion of Net Profits discussed above.

      The P-5 Partnership recognized a non-cash charge against earnings of $1,018,068 in the first quarter of 1997. Of this amount, $122,458 was related to the decline in oil and gas prices used to determine future cash flows from the P-5 Partnership's Net Profits Interest in proved oil and gas reserves at March 31, 1997 and $895,610 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the last several years and Partnership Agreement provisions which limit the P-5 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses increased to 14.2% in 1997 from 12.8% in 1996. This increase resulted from the decrease in Net Profits discussed above.

      Cumulative cash distributions to the Limited Partners through December 31, 1997 were $6,355,759 of 53.66% or the Limited Partners' capital contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                    ---------------------------------------

      Total Net Profits increased $173,674 (18.5%) in 1996 as compared to 1995. Of this increase, approximately $30,000 and $383,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $212,000 and $19,000, respectively, related to a decrease in volumes of gas sold and an increase in production taxes paid by the owners of the Working Interests. Volumes of oil and gas sold decreased 85 barrels and 156,865 Mcf, respectively, in 1996 as compared to 1995. The decrease in the volumes of gas sold was primarily due to (i) normal declines in production on several wells due to diminished gas reserves and (ii) positive prior period volume adjustments made by the purchaser on two wells during 1995. Average oil and gas prices increased to $19.95 per barrel and $1.96 per Mcf, respectively, for 1996 from $17.14 per barrel and $1.35 per Mcf, respectively, for 1995.

      Depletion of Net Profits Interests decreased $416,821 (53.0%) in 1996 as compared to 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in equivalent units of production sold during 1996. As a percentage of Net Profits, this expense decreased to 33.2% for 1996 from 83.7% for 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold in 1996.

      The P-5 Partnership recognized a non-cash charge against earnings of $194,933 in 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of Net Profits, these expenses decreased to 12.8% for 1996 from 14.8% for 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.

                                P-6 Partnership
                                ---------------
                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total Net Profits decreased $209,272 (10.4%) in 1997 as compared to 1996. Of this decrease, approximately $60,000 and $361,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $23,000 was related to the decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $236,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,916 barrels and 177,681 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil and gas sold resulted primarily from normal declines in production. Production expenses incurred by the owners of the Working Interests remained relatively constant. Any decrease in production expenses which resulted from decreases in volumes of oil and gas sold was substantially offset by increases in operating expenses as a result of (i) workovers on three wells in 1997 and (ii) an increase in ad valorem taxes on three wells in 1997. Average oil prices decreased to $19.20 per barrel in 1997 from $20.46 per barrel in 1996. Average gas prices increased to $2.27 per Mcf in 1997 from $2.03 per Mcf in 1996.

      Depletion of Net Profits Interests decreased $177,604 (22.5%) in 1997 as compared to 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold in 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 34.0% in 1997 from 39.4% in 1996. This percentage decrease was primarily due to the increases in the average price of gas sold in 1997 and the dollar decrease in depletion of Net Profits discussed above.

      The P-6 Partnership recognized a non-cash charge against earnings of $898,584 in the first quarter of 1997. Of this amount, $444,990 was related to the decline in oil and gas prices used to determine future cash flows from the P-6 Partnership's Net Profit Interest in proved oil and gas reserves at March 31, 1997 and $453,594 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the last several years and Partnership Agreement provisions which limit the P-6 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses remained relatively constant at 9.6% in 1997 and 8.6% in 1996.

      Cumulative cash distributions to the Limited Partners through December 31, 1997 were $8,448,248 or 59.06% of the Limited Partners' capital contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                    --------------------------------------

      Total Net Profits increased $718,772 (56.0%) in 1996 as compared to 1995. Of this increase, approximately $81,000 and $825,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $60,000 was related to a decrease in production expenses attributable to the Working Interests, partially offset by a decrease of approximately $287,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,228 barrels, while volumes of gas sold decreased 217,471 Mcf in 1996 as compared to 1995. The decrease in volumes of gas sold was primarily due to (i) the normal declines in production on several wells due to diminished gas reserves and (ii) positive prior period volume adjustments made by the purchaser on several wells during the year ended December 31, 1995. The decrease in production expenses resulted primarily from the decreases in volumes of oil and gas sold in 1996, partially offset by an increase in production taxes associated with the increase in Net Profits discussed above. Average oil and gas prices increased to $20.46 per barrel and $2.03 per Mcf, respectively, for 1996 from $16.65 per barrel and $1.32 per Mcf, respectively, for 1995.

      Depletion of Net Profits Interests decreased $732,087 (48.2%) in 1996 as compared to 1995. This decrease was primarily due to (i) a decrease in capitalized costs due to an impairment provision recognized during the fourth quarter of 1995, (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, and (iii) the decrease in volumes of gas sold in 1996. As a percentage of Net Profits, this expense decreased to 39.4% for 1996 from 118.4% for 1995. This decrease was primarily due to the dollar decrease in depletion of Net Profits Interests and the increases in the average prices of oil and gas sold in 1996.

      The P-6 Partnership recognized a non-cash charge against earnings of $478,168 in 1995. This impairment provision was necessary due to the unamortized costs of Net Profits Interests exceeding the undiscounted future net revenues from such Net Profits Interests. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant for 1996 as compared to 1995. As a percentage of Net Profits, these expenses decreased to 8.6% for 1996 from 13.5% for 1995. This percentage decrease was primarily due to the increase in Net Profits discussed above.


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits for the years ended December 31, 1997, 1996, and 1995. These factors comprise the change in oil and gas sales discussed in the "Results of Operations" section above.

                             1997 Compared to 1996
                             ---------------------

                   Equivalent Units                   Average Proceeds
                     of Production                   per Equivalent Unit
              -----------------------------       --------------------------
   P/ship      1997      1996      % Change        1997     1996    % Change
   ------     -------   -------    --------       -----    -----    --------

    P-1        91,630   111,872      (18%)        $11.61   $10.65      10%
    P-2        73,062    89,057      (18%)         11.45    10.23      13%
    P-3       136,434   167,429      (19%)         11.43    10.19      13%
    P-4       105,322   128,089      (18%)         12.26    10.72      14%
    P-5        94,098   115,423      (18%)         10.63     9.64      10%
    P-6       182,623   215,152      (15%)          9.82     9.31       5%


                             1996 Compared to 1995
                             ---------------------

                   Equivalent Units                   Average Proceeds
                     of Production                   per Equivalent Unit
              -----------------------------       --------------------------
   P/ship      1996      1995      % Change        1996     1995    % Change
   ------     -------   -------    --------       -----    -----    --------

    P-1       111,872   126,422      (12%)        $10.65   $7.40       44%
    P-2        89,057   102,038      (13%)         10.23    7.01       46%
    P-3       167,429   192,125      (13%)         10.19    6.91       47%
    P-4       128,089   176,454      (27%)         10.72    7.09       51%
    P-5       115,423   141,653      (19%)          9.64    6.63       45%
    P-6       215,152   249,170      (14%)          9.31    5.15       81%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming production levels for 1997, the Partnerships' proved reserve quantities at December 31, 1997 would have the following remaining lives:

            Partnership       Gas-Years        Oil-Years
            -----------       ---------        ---------

                P-1             6.4              6.8
                P-2             6.8              7.0
                P-3             6.8              7.0
                P-4             5.2              2.8
                P-5             5.9              6.4
                P-6             5.0              6.7

     The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      The Partnerships sold certain Net Profits Interests during 1997. The sale of a Net Profits Interest was made by the General Partner after giving due consideration to the offer price and the General Partner's estimate of both the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such Net Profits Interests were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 1997 were as follows:

                  Partnership                   Amount
                  -----------                   ------

                      P-1                       $507,599
                      P-2                        402,870
                      P-3                        759,639
                      P-4                        266,265
                      P-5                         91,840
                      P-6                         43,605

      The sale of these Net Profits Interests reduced the quantity of the Partnerships proved reserves. It is also possible that the Partnerships' repurchase values and future cash distributions could decline as a result of a reduction of the Partnerships' reserve base. The General Partner believes that the sale of these Net Profits Interests will be beneficial to the Partnerships since the properties underlying the Net Profits Interests sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of Net Profits Interests in other producing properties and drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of Net Profits Interests as described above; therefore, it is possible that the Partnerships' future cash distributions could decline as a result of a reduction of the Partnerships' reserve base.

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

      Year 2000 Computer Issues

      The General Partner has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. The General Partner believes that all year-2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause disruption of the Partnerships' operations or a material affect on the Partnerships' financial condition or results of operations. However, it is possible that the Partnerships' cash flows could be disrupted by year-2000 problems experienced by operators of the Partnerships' wells, buyers of the Partnerships' oil and gas, financial institutions, or other persons. The General Partner is unable to quantify the effect, if any, on the Partnerships of year-2000 computer problems experienced by these third parties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III.

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

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, and Samson Properties Incorporated.

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934 during 1997.


ITEM 11.  EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 1997, 1996, and 1995 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         1997          1996         1995
            -----------       --------      --------     --------

                P-1           $113,760      $113,760     $113,760
                P-2             94,836        94,836       94,836
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1997, 1996, and 1995:

                                                   Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                       Awards            Payouts
                                 -------------------------          -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1995     -          -           -           -              -            -           -
                          1996     -          -           -           -              -            -           -
Dennis R. Neill,
President(2)(3)           1996     -          -           -           -              -            -           -
                          1997     -          -           -           -              -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)             1995   $62,113      -           -           -              -            -           -
                          1996   $66,550      -           -           -              -            -           -
                          1997   $67,960      -           -           -              -            -           -
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


                                                  Salary Reimbursements

                                                     P-2 Partnership
                                                     ---------------

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                       Awards            Payouts
                                 -------------------------          -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)              1995      -         -           -           -              -           -           -
                           1996      -         -           -           -              -           -           -
Dennis R. Neill,
President(2)(3)            1996      -         -           -           -              -           -           -
                           1997      -         -           -           -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)              1995    $51,780     -           -           -              -           -           -
                           1996    $55,479     -           -           -              -           -           -
                           1997    $56,655     -           -           -              -           -           -
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



                                                  Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                       Awards            Payouts
                                 -------------------------          -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1995       -           -           -           -             -            -         -
                          1996       -           -           -           -             -            -         -
Dennis R. Neill,
President(2)(3)           1996       -           -           -           -             -            -         -
                          1997       -           -           -           -             -            -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)             1995     $ 97,494      -           -           -             -            -         -
                          1996     $104,458      -           -           -             -            -         -
                          1997     $106,672      -           -           -             -            -         -
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





                                                  Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                       Awards            Payouts
                                 -------------------------          -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1995       -          -          -           -              -             -         -
                          1996       -          -          -           -              -             -         -
Dennis R. Neill,
President(2)(3)           1996       -          -          -           -              -             -         -
                          1997       -          -          -           -              -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)             1995     $72,596      -          -           -              -             -         -
                          1996     $77,782      -          -           -              -             -         -
                          1997     $79,430      -          -           -              -             -         -
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


                                                  Salary Reimbursements

                                                     P-5 Partnership
                                                     ---------------

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                       Awards            Payouts
                                 -------------------------          -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1995       -           -         -           -              -             -         -
                          1996       -           -         -           -              -             -         -
Dennis R. Neill,
President(2)(3)           1996       -           -         -           -              -             -         -
                          1997       -           -         -           -              -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)             1995     $68,075       -         -           -              -             -         -
                          1996     $72,938       -         -           -              -             -         -
                          1997     $74,484       -         -           -              -             -         -
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



                                                  Salary Reimbursements

                                                     P-6 Partnership
                                                     ---------------

                                                                          Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                       Awards            Payouts
                                 -------------------------          -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------

C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1995       -           -           -           -             -           -          -
                          1996       -           -           -           -             -           -          -
Dennis R. Neill,
President(2)(3)           1996       -           -           -           -             -           -          -
                          1997       -           -           -           -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(4)             1995     $82,208       -           -           -             -           -          -
                          1996     $88,080       -           -           -             -           -          -
                          1997     $89,947       -           -           -             -           -          -
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

      During 1995 El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"), an affiliate of the Partnerships until December 6,
1995, purchased a portion of the gas attributable to the Partnerships' Net Profits Interests at market prices and resold such gas directly to end-users and local distribution companies.

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

      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have a Net Profits Interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of January 31, 1998, by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
               Beneficial Owner                          of Outstanding)
--------------------------------------------             ---------------

P-1 Partnership:
---------------

   Samson Resources Company                              13,134     (12.2%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                        13,134     (12.2%)


P-2 Partnership:
---------------

   Samson Resources Company                               7,110     ( 7.9%)

   Masco Master Investment Account
   21001 Van Born Road
   Taylor, MI 48180                                      10,600     (11.8%)

   Loma Linda University
   Medical Center
   P. O. Box 2000
   Loma Linda, CA 92354                                   5,000     ( 5.5%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                     7,110     ( 7.9%)


P-3 Partnership:
---------------

   Samson Resources Company                              39,924     (23.5%)

   Merced County Retirement Association
   Pension Trust
   2222 M. Street
   Merced, CA 95340                                      10,000     ( 5.9%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    39,924     (23.5%)

P-4 Partnership:
---------------

   Samson Resources Company                               9,738     ( 7.7%)

   Masco Master Investment Account
   21001 Van Born Road
   Taylor, MI 48180                                      10,600     ( 8.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                     9,738     ( 7.7%)


P-5 Partnership:
---------------

   Samson Resources Company                              14,777     (12.5%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    14,777     (12.5%)


P-6 Partnership:
---------------

   Samson Resources Company                              10,843     ( 7.6%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                   54,887     (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    10,843     ( 7.6%)


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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of the Samson Companies. The Partnerships thus compete with the Samson Companies (including other currently sponsored oil and gas partnerships) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      Affiliates of the Partnerships operate certain wells in which the Partnerships have a net profits interest and are compensated for such services at rates comparable to charges of unaffiliated third parties for services in the same geographic area. These costs are charged to the owners of the working interest of such wells and are considered when calculating the Net Profits payable to the Partnerships. These costs are thus indirectly borne by the Partnership.

      As a result of Samson Investment Company's ("Samson") acquisition of the General Partner and its affiliates, Samson, PaineWebber (the dealer manager of the original offering of Units), and the General Partner entered into an advisory agreement which relates primarily to the Partnerships. The Advisory Agreement will expire on March 3, 1998. The Advisory Agreement provides, among other things, that: (i) Samson will review periodically with PaineWebber the general operations and performance of the Partnerships and the terms of any material transaction involving a Partnership; (ii) Samson will allow PaineWebber to advise Samson and to comment on any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners and any proposal initiated by the General Partner that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units; (iii) the General partner will maintain an "800" investor services telephone number; and (iv) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson, it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the leasehold interests in which the Partnerships hold Net Profits Interests. Because affiliates of the Partnerships who provide services to the owners of the Working Interests have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the owners of such Working Interests would take if they were to administer their own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the negotiating strength and contractual positions of the owners of such Working Interests have been enhanced by virtue of their affiliation with the Samson Companies. For a description of certain of the relationships and related transactions see "Item
11. Executive Compensation."

                                    PART IV.

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

                    as of  December  31, 1997 and 1996 and for each of
                    the three years in the period ended December 31, 1997 are filed as part of this report:

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

                   *23.1 Consent of Ryder Scott Company, Petroleum Engineers for
                         the Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership.

                   *23.2 Consent of Ryder Scott Company, Petroleum Engineers for
                         the Geodyne Institutional/ Pension Energy Income P-2 Limited Partnership.

                   *23.3 Consent of Ryder Scott Company, Petroleum Engineers for
                         the  Geodyne   Institutional/   Pension  Energy  Income
                         Limited Partnership P-3.

                   *23.4 Consent of Ryder Scott Company, Petroleum Engineers for
                         the  Geodyne   Institutional/   Pension  Energy  Income
                         Limited Partnership P-4.

                   *23.5 Consent of Ryder Scott Company, Petroleum Engineers for
                         the  Geodyne   Institutional/   Pension  Energy  Income
                         Limited Partnership P-5.

                   *23.6 Consent of Ryder Scott Company, Petroleum Engineers for
                         the  Geodyne   Institutional/   Pension  Energy  Income
                         Limited Partnership P-6.

                   *27.1 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.2 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.3 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.4 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.5 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.6 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                    All other Exhibits are omitted as inapplicable.

                    ----------

                    *Filed herewith.

          b) Reports on Form 8-K filed during the fourth quarter of 1997

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

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME P-1 LIMITED PARTNERSHIP

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 17, 1998


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

By:   /s/Dennis R. Neill         President and              February 17, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal                 February 17, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary                  February 17, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME P-2 LIMITED PARTNERSHIP

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 17, 1998


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

By:   /s/Dennis R. Neill         President and              February 17, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal                 February 17, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary                  February 17, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-3

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 17, 1998


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

By:   /s/Dennis R. Neill         President and              February 17, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal                 February 17, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary                  February 17, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-4

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 17, 1998


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

By:   /s/Dennis R. Neill         President and              February 17, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal                 February 17, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary                  February 17, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-5

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February   , 1998


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

By:   /s/Dennis R. Neill         President and              February 17, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal                 February 17, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary                  February 17, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE INSTITUTIONAL/PENSION ENERGY
                              INCOME LIMITED PARTNERSHIP P-6

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 17, 1998


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

By:   /s/Dennis R. Neill         President and              February 17, 1998
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)

      /s/Patrick M. Hall         (Principal                 February 17, 1998
      -------------------        Financial and
         Patrick M. Hall         Accounting Officer)

      /s/Judy K. Fox             Secretary                  February 17, 1998
      -------------------
         Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership and Geodyne NPI Partnership P-1 at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.





Tulsa, Oklahoma
February 6, 1998

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             Combined Balance Sheets
                           December 31, 1997 and 1996


                                     ASSETS
                                     ------

                                                       1997           1996
                                                   ------------   -----------

CURRENT ASSETS:
   Cash and cash equivalents                        $  503,622     $  293,296
   Accounts receivable:
      Net Profits                                      164,644        257,458
                                                     ---------      ---------

         Total current assets                       $  668,266     $  550,754

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                     1,408,420      2,680,005
                                                     ---------      ---------

                                                    $2,076,686     $3,230,759
                                                     =========      =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                 ($   87,415)   ($   62,666)
   Limited Partners, issued and
     outstanding, 108,074 Units                      2,164,101      3,293,425
                                                     ---------      ---------

         Total Partners' capital                    $2,076,686     $3,230,759
                                                     =========      =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                               1997              1996              1995
                           ------------      ------------      ----------
REVENUES:
   Net Profits              $1,064,105        $1,191,311        $935,026
   Interest income              11,117             9,643           8,151
   Gain on sale of
      Net Profits
         Interests             380,408            80,721           7,144
                             ---------         ---------         -------
                            $1,455,630        $1,281,675        $950,321

COSTS AND EXPENSES:
   Depletion of
      Net Profits
         Interests          $  263,691        $  324,506        $698,380
   Impairment Provision        902,042              -             86,264
   General and
      administrative           129,205           130,147         126,220
                             ---------         ---------         -------
                            $1,294,938        $  454,653        $910,864
                             ---------         ---------         -------

NET INCOME                  $  160,692        $  827,022        $ 39,457
                             =========         =========         =======
GENERAL PARTNER -
   NET INCOME               $   54,016        $   53,849        $ 33,359
                             =========         =========         =======
LIMITED PARTNERS - NET
   INCOME                   $  106,676        $  773,173        $  6,098
                             =========         =========         =======
NET INCOME
   per Unit                 $      .99        $     7.15        $    .06
                             =========         =========         =======
UNITS OUTSTANDING              108,074           108,074         108,074
                             =========         =========         =======






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1997, 1996, and 1995


                                 Limited           General
                                 Partners          Partner          Combined
                              ------------        ---------       ------------

Balance, December 31, 1994     $4,286,154         ($42,681)        $4,243,473
   Net income                       6,098           33,359             39,457
   Cash distributions         (   755,000)        ( 39,000)       (   794,000)
                                ---------           ------          ---------

Balance, December 31, 1995     $3,537,252         ($48,322)        $3,488,930
   Net income                     773,173           53,849            827,022
   Cash distributions         ( 1,017,000)        ( 68,193)       ( 1,085,193)
                                ---------           ------          ---------

Balance, December 31, 1996     $3,293,425         ($62,666)        $3,230,759
   Net income                     106,676           54,016            160,692
   Cash distributions         ( 1,236,000)        ( 78,765)       ( 1,314,765)
                                ---------           ------          ---------

Balance, December 31, 1997     $2,164,101         ($87,415)        $2,076,686
                                =========           ======          =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                   1997               1996             1995
                                ------------      ------------      ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $  160,692        $  827,022        $ 39,457
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests          263,691           324,506         698,380
      Impairment Provision          902,042              -             86,264
      Gain on sale of
         Net Profits Interests  (   380,408)      (    80,721)      (   7,144)
      (Increase)decrease in
         accounts receivable         92,814       (    36,311)      (  34,097)
                                  ---------         ---------         -------

   Net cash provided by
      operating activities       $1,038,831        $1,034,496        $782,860
                                  ---------         ---------         -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($   21,339)      ($   12,540)      ($  4,566)
   Proceeds from sale of
      Net Profits Interests         507,599           115,009          30,046
                                  ---------         ---------         -------

   Net cash provided by
      investing activities       $  486,260        $  102,469        $ 25,480
                                  ---------         ---------         -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($1,314,765)      ($1,085,193)      ($794,000)
                                  ---------         ---------         -------
   Net cash used by financing
      activities                ($1,314,765)      ($1,085,193)      ($794,000)
                                  ---------         ---------         -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS          $  210,326        $   51,772        $ 14,340

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           293,296           241,524         227,184
                                  ---------         ---------         -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $  503,622        $  293,296        $241,524
                                  =========         =========         =======
                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-2

      We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-2, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership and Geodyne NPI Partnership P-2 at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.






Tulsa, Oklahoma
February 6, 1998

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                             Combined Balance Sheets
                           December 31, 1997 and 1996


                                     ASSETS
                                     ------

                                              1997              1996
                                          ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents               $  369,191        $  222,506
   Accounts receivable:
      Net Profits                             135,331           203,287
      General Partner                            -                8,376
                                            ---------         ---------

         Total current assets              $  504,522        $  434,169

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method            1,182,230         2,201,380
                                            ---------         ---------

                                           $1,686,752        $2,635,549
                                            =========         =========


                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($   72,438)      ($   57,428)
   Limited Partners, issued and
     outstanding, 90,094 Units              1,759,190         2,692,977
                                            ---------         ---------

         Total Partners' capital           $1,686,752        $2,635,549
                                            =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                  1997            1996          1995
                               ----------      ----------     ----------
REVENUES:
   Net Profits                  $  836,494      $911,429       $715,608
   Interest income                   8,532         7,216          5,184
   Gain on sale of
      Net Profits Interests        284,247        57,048         13,376
                                 ---------       -------        -------

                                $1,129,273      $975,693       $734,168

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $  207,379      $275,464       $605,201
   Impairment provision            727,893          -           182,970
   General and
      administrative               107,544       108,749        105,286
                                 ---------       -------        -------
                                $1,042,816      $384,213       $893,457
                                 ---------       -------        -------

NET INCOME (LOSS)               $   86,457      $591,480      ($159,289)
                                 =========       =======        =======
GENERAL PARTNER -
   NET INCOME                   $   41,244      $ 40,232       $ 23,562
                                 =========       =======        =======
LIMITED PARTNERS - NET
   INCOME (LOSS)                $   45,213      $551,248      ($182,851)
                                 =========       =======        =======
NET INCOME (LOSS)
   per Unit                     $      .50      $   6.12      ($   2.03)
                                 =========       =======        =======
UNITS OUTSTANDING                   90,094        90,094         90,094
                                 =========       =======        =======






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1997, 1996, and 1995


                                 Limited           General
                                 Partners          Partner          Combined
                              ------------        ---------       ------------

Balance, December 31, 1994     $3,628,580         ($42,252)        $3,586,328
   Net income (loss)          (   182,851)          23,562        (   159,289)
   Cash distributions         (   545,000)        ( 27,500)       (   572,500)
                                ---------           ------          ---------

Balance, December 31, 1995     $2,900,729         ($46,190)        $2,854,539
   Net income                     551,248           40,232            591,480
   Cash distributions         (   759,000)        ( 51,470)       (   810,470)
                                ---------           ------          ---------

Balance, December 31, 1996     $2,692,977         ($57,428)        $2,635,549
   Net income                      45,213           41,244             86,457
   Cash distributions         (   979,000)        ( 56,254)       ( 1,035,254)
                                ---------           ------          ---------

Balance, December 31, 1997     $1,759,190         ($72,438)        $1,686,752
                                =========           ======          =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                    1997              1996              1995
                                ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)             $   86,457        $591,480         ($159,289)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests          207,379         275,464           605,201
      Impairment provision          727,893            -              182,970
      Gain on sale of
         Net Profits Interests  (   284,247)      (  57,048)        (  13,376)
      (Increase) decrease in
         accounts receivable
         - Net Profits               67,956       (  27,246)        (  39,805)
      (Increase) decrease in
         accounts receivable
         -General Partner             8,376       (   8,376)             -
                                  ---------         -------           -------

   Net cash provided by
      operating activities       $  813,814        $774,274          $575,701
                                  ---------         -------           -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($   34,745)      ($  6,613)        ($  9,877)
   Proceeds from sale of
      Net Profits Interests         402,870          97,524            36,381
                                  ---------         -------           -------

   Net cash provided
      by investing activities    $  368,125        $ 90,911          $ 26,504
                                  ---------         -------           -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($1,035,254)      ($810,470)        ($572,500)
                                  ---------         -------           -------
   Net cash used by financing
      activities                ($1,035,254)      ($810,470)        ($572,500)
                                  ---------         -------           -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS          $  146,685        $ 54,715          $ 29,705

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           222,506         167,791           138,086
                                  ---------         -------           -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $  369,191        $222,506          $167,791
                                  =========         =======           =======






                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 and Geodyne NPI Partnership P-3 at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.




                                    COOPERS & LYBRAND L.L.P.





Tulsa, Oklahoma
February 6, 1998

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 1997 and 1996


                                     ASSETS
                                     ------

                                               1997              1996
                                           ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                $  685,628        $  415,354
   Accounts receivable:
      Net Profits                              254,470           379,725
      General Partner                             -               16,473
                                             ---------         ---------

         Total current assets               $  940,098        $  811,552

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method             2,196,444         4,156,531
                                             ---------         ---------

                                            $3,136,542        $4,968,083
                                             =========         =========


                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                         ($  137,258)      ($  107,085)
   Limited Partners, issued and
     outstanding, 169,637 Units              3,273,800         5,075,168
                                             ---------         ---------

         Total Partners' capital            $3,136,542        $4,968,083
                                             =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                 1997              1996              1995
                             ------------      ------------      ------------
REVENUES:
   Net Profits                $1,559,975        $1,706,259        $1,327,052
   Interest income                16,329            12,976            10,368
   Gain on sale of
      Net Profits Interests      532,904           105,977            16,231
                               ---------         ---------         ---------

                              $2,109,208        $1,825,212        $1,353,651

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests       $  385,937        $  521,166        $1,147,906
   Impairment provision        1,413,917              -              377,983
   General and
      administrative             202,308           204,160           199,113
                               ---------         ---------         ---------
                              $2,002,162        $  725,326        $1,725,002
                               ---------         ---------         ---------

NET INCOME (LOSS)             $  107,046        $1,099,886       ($  371,351)
                               =========         =========         =========
GENERAL PARTNER -
   NET INCOME                 $   76,414        $   75,192        $   42,468
                               =========         =========         =========
LIMITED PARTNERS - NET
   INCOME (LOSS)              $   30,632        $1,024,694       ($  413,819)
                               =========         =========         =========
NET INCOME (LOSS)
   per Unit                   $      .18        $     6.04       ($     2.44)
                               =========         =========         =========
UNITS OUTSTANDING                169,637           169,637           169,637
                               =========         =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1997, 1996, and 1995


                                Limited           General
                                Partners          Partner          Combined
                             -------------       ----------      ------------

Balance, Dec. 31, 1994        $ 6,911,293        ($ 75,099)       $6,836,194
   Net income (loss)         (    413,819)          42,468       (   371,351)
   Cash distributions        (  1,055,000)       (  54,000)      ( 1,109,000)
                               ----------          -------         ---------

Balance, Dec. 31, 1995        $ 5,442,474        ($ 86,631)       $5,355,843
   Net income                   1,024,694           75,192         1,099,886
   Cash distributions        (  1,392,000)       (  95,646)      ( 1,487,646)
                               ----------          -------         ---------

Balance, Dec. 31, 1996        $ 5,075,168        ($107,085)       $4,968,083
   Net income                      30,632           76,414           107,046
   Cash distributions        (  1,832,000)       ( 106,587)      ( 1,938,587)
                               ----------          -------         ---------

Balance, Dec. 31, 1997        $ 3,273,800        ($137,258)       $3,136,542
                               ==========          =======         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                     1997              1996            1995
                                 ------------      ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)              $  107,046        $1,099,886     ($  371,351)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests           385,937           521,166       1,147,906
     Impairment provision          1,413,917              -            377,983
      Gain on sale of
         Net Profits Interests   (   532,904)      (   105,977)    (    16,231)
      (Increase) decrease in
         accounts receivable
         - Net Profits               125,255       (    61,150)    (    67,313)
      (Increase) decrease in
         accounts receivable
         -General Partner             16,473       (    16,473)           -
                                   ---------         ---------       ---------

   Net cash provided by
      operating activities        $1,515,724        $1,437,452      $1,070,994
                                   ---------         ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($   66,502)      ($   12,220)    (    19,116)
   Proceeds from sale of
      Net Profits Interests          759,639           181,139          68,171
                                   ---------         ---------       ---------

   Net cash provided
      by investing activities     $  693,137        $  168,919      $   49,055
                                   ---------         ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($1,938,587)      ($1,487,646)    ($1,109,000)
                                   ---------         ---------       ---------
   Net cash used by financing
      activities                 ($1,938,587)      ($1,487,646)    ($1,109,000)
                                   ---------         ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS           $  270,274        $  118,725      $   11,049

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            415,354           296,629         285,580
                                   ---------         ---------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $  685,628        $  415,354      $  296,629
                                   =========         =========       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 and Geodyne NPI Partnership P-4 at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.




                                    COOPERS & LYBRAND L.L.P.




Tulsa, Oklahoma
February 6, 1998

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 1997 and 1996


                                     ASSETS
                                     ------
                                                 1997              1996
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  243,903        $  345,876
   Accounts receivable:
      Net Profits                                301,060           369,940
                                               ---------         ---------

         Total current assets                 $  544,963        $  715,816

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,282,329         2,567,661
                                               ---------         ---------

                                              $1,827,292        $3,283,477
                                               =========         =========


PARTNERS' CAPITAL (DEFICIT)
---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   94,799)      ($   81,373)
   Limited Partners, issued and
     outstanding, 126,306 Units                1,922,091         3,364,850
                                               ---------         ---------

         Total Partners' capital              $1,827,292        $3,283,477
                                               =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                  1997              1996              1995
                              ------------      ------------      ------------
REVENUES:
   Net Profits                 $1,290,780        $1,373,635        $1,251,153
   Interest income                 13,072            11,768            12,458
   Gain (Loss) on sale of
      Net Profits Interests        63,002       (    52,591)      (       508)
                                ---------         ---------         ---------

                               $1,366,854        $1,332,812        $1,263,103

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests        $  364,709        $  540,791        $  990,870
   Impairment provision           752,388              -              581,036
   General and
      administrative              148,419           154,265           147,935
                                ---------         ---------         ---------
                               $1,265,516        $  695,056        $1,719,841
                                ---------         ---------         ---------

NET INCOME (LOSS)              $  101,338        $  637,756       ($  456,738)
                                =========         =========         =========
GENERAL PARTNER -
   NET INCOME                  $   49,097        $   52,931        $   40,039
                                =========         =========         =========
LIMITED PARTNERS - NET
   INCOME (LOSS)               $   52,241        $  584,825       ($  496,777)
                                =========         =========         =========
NET INCOME (LOSS)
   per Unit                    $      .41        $     4.63       ($     3.93)
                                =========         =========         =========
UNITS OUTSTANDING                 126,306           126,306           126,306
                                =========         =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1997, 1996, and 1995


                             Limited           General
                             Partners          Partner          Combined
                          ------------        ----------      ------------

Balance, Dec. 31, 1994     $5,546,802         ($ 40,585)       $5,506,217
   Net income (loss)      (   496,777)           40,039       (   456,738)
   Cash distributions     ( 1,055,000)        (  54,000)      ( 1,109,000)
                            ---------           -------         ---------

Balance, Dec. 31, 1995     $3,995,025         ($ 54,546)       $3,940,479
   Net income                 584,825            52,931           637,756
   Cash distributions     ( 1,215,000)        (  79,758)      ( 1,294,758)
                            ---------           -------         ---------

Balance, Dec. 31, 1996     $3,364,850         ($ 81,373)       $3,283,477
   Net income                  52,241            49,097           101,338
   Cash distributions     ( 1,495,000)        (  62,523)      ( 1,557,523)
                            ---------           -------         ---------

Balance, Dec. 31, 1997     $1,922,091         ($ 94,799)       $1,827,292
                            =========           =======         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                      1997              1996           1995
                                  ------------      ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)               $  101,338        $  637,756    ($  456,738)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests            364,709           540,791        990,870
      Impairment provision            752,388              -           581,036
      (Gain) loss on sale of
         Net Profits Interests    (    63,002)           52,591            508
      (Increase) decrease in
         accounts receivable           68,880       (    17,033)   (   139,959)
                                    ---------         ---------       --------

   Net cash provided by
     operating activities          $1,224,313        $1,214,105     $  975,717
                                    ---------         ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   35,028)      ($      804)   (    19,172)
   Proceeds from sale of
      Net Profits Interests           266,265           139,216          9,907
                                    ---------         ---------      ---------

   Net cash provided (used)
      by investing activities      $  231,237        $  138,412    ($    9,265)
                                    ---------         ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,557,523)      ($1,294,758)   ($1,109,000)
                                    ---------         ---------      ---------
   Net cash used by financing
      activities                  ($1,557,523)      ($1,294,758)   ($1,109,000)
                                    ---------         ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($  101,973)       $   57,759    ($  142,548)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             345,876           288,117        430,665
                                    ---------         ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                 $  243,903        $  345,876     $  288,117
                                    =========         =========      =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 and Geodyne NPI Partnership P-5 at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.




                                    COOPERS & LYBRAND L.L.P.




Tulsa, Oklahoma
February 6, 1998

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 1997 and 1996

                                     ASSETS
                                     ------
                                             1997              1996
                                         ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents              $  228,750        $  247,540
   Accounts receivable:
      Net Profits                            134,968           209,058
                                           ---------         ---------

         Total current assets             $  363,718        $  456,598

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method           1,257,789         2,536,590
                                           ---------         ---------

                                          $1,621,507        $2,993,188
                                           =========         =========


                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                       ($   74,683)      ($   60,088)
   Limited Partners, issued and
     outstanding, 118,449 Units            1,696,190         3,053,276
                                           ---------         ---------

         Total Partners' capital          $1,621,507        $2,993,188
                                           =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995

                                   1997              1996              1995
                               ------------      ------------      ------------
REVENUES:
   Net Profits                  $1,000,125        $1,112,631        $  938,957
   Interest income                   8,836             7,595             8,722
   Gain on sale of
      Net Profits Interests         79,182            30,479             1,364
                                 ---------         ---------         ---------

                                $1,088,143        $1,150,705        $  949,043

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $  249,055        $  368,974        $  785,795
   Impairment provision          1,018,068              -              194,933
   General and
      administrative               141,907           142,033           138,959
                                 ---------         ---------         ---------
                                $1,409,030        $  511,007        $1,119,687
                                 ---------         ---------         ---------

NET INCOME (LOSS)              ($  320,887)       $  639,698       ($  170,644)
                                 =========         =========         =========
GENERAL PARTNER -
   NET INCOME                   $   34,199        $   46,364        $   30,697
                                 =========         =========         =========
LIMITED PARTNERS - NET
   INCOME (LOSS)               ($  355,086)       $  593,334       ($  201,341)
                                 =========         =========         =========
NET INCOME (LOSS)
   per Unit                    ($     3.00)       $     5.01       ($     1.70)
                                 =========         =========         =========
UNITS OUTSTANDING                  118,449           118,449           118,449
                                 =========         =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1997, 1996, and 1995


                                Limited           General
                                Partners          Partner          Combined
                             ------------        ----------      ------------

Balance, Dec. 31, 1994        $4,160,283         ($44,622)        $4,115,661
   Net income (loss)         (   201,341)          30,697        (   170,644)
   Cash distributions        (   685,000)        ( 34,500)       (   719,500)
                               ---------           ------          ---------

Balance, Dec. 31, 1995        $3,273,942         ($48,425)        $3,225,517
   Net income                    593,334           46,364            639,698
   Cash distributions        (   814,000)        ( 58,027)       (   872,027)
                               ---------           ------          ---------

Balance, Dec. 31, 1996        $3,053,276         ($60,088)        $2,993,188
   Net income (loss)         (   355,086)          34,199        (   320,887)
   Cash distributions        ( 1,002,000)        ( 48,794)       ( 1,050,794)
                               ---------           ------          ---------

Balance, Dec. 31, 1997        $1,696,190         ($74,683)        $1,621,507
                               =========           ======          =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                    1997              1996              1995
                                ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)            ($  320,887)        $639,698         ($170,644)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests          249,055          368,974           785,795
     Impairment provision         1,018,068             -              194,933
      Gain on sale of
         Net Profits Interests  (    79,182)       (  30,479)        (   1,364)
      (Increase) decrease in
         accounts receivable         74,090        (  58,851)        (  34,700)
                                  ---------          -------           -------

   Net cash provided by
     operating activities        $  941,144         $919,342          $774,020
                                  ---------          -------           -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($      980)       ($  2,807)        ($ 29,603)
   Proceeds from sale of
      Net Profits Interests          91,840           35,956             1,557
                                  ---------         --------           -------

   Net cash provided (used)
      by investing activities    $   90,860         $ 33,149         ($ 28,046)
                                  ---------          -------           -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($1,050,794)       ($872,027)        ($719,500)
                                  ---------          -------          --------
   Net cash used by financing
      activities                ($1,050,794)       ($872,027)        ($719,500)
                                  ---------          -------          --------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS    ($   18,790)        $ 80,464          $ 26,474

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           247,540          167,076           140,602
                                  ---------          -------           -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $  228,750         $247,540          $167,076
                                  =========          =======           =======

                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      We have audited the combined balance sheets of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 and Geodyne NPI Partnership P-6 at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.




                                    COOPERS & LYBRAND L.L.P.




Tulsa, Oklahoma
February 6, 1998

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 1997 and 1996

                                     ASSETS
                                     ------
                                              1997              1996
                                          ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents               $  362,957        $  319,699
   Accounts receivable:
      Net Profits                             291,352           428,072
                                            ---------         ---------

         Total current assets              $  654,309        $  747,771

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method            2,457,809         3,966,906
                                            ---------         ---------

                                           $3,112,118        $4,714,677
                                            =========         =========


                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                        ($   96,514)      ($   59,021)
   Limited Partners, issued and
     outstanding, 143,041 Units             3,208,632         4,773,698
                                            ---------         ---------

         Total Partners' capital           $3,112,118        $4,714,677
                                            =========         =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       Combined Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995

                                  1997              1996            1995
                              ----------       ------------    ----------
REVENUES:
   Net Profits                $1,793,685       $2,002,957       $1,284,185
   Interest income                15,425           13,419           10,768
   Gain on sale
      of Net Profits
      Interests                   37,698           24,815            6,045
                               ---------         --------        ---------

                              $1,846,808       $2,041,191       $1,300,998


COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests       $  610,647       $  788,251       $1,520,338
   Impairment provision          898,584             -             478,168
   General and
     administrative              171,754          171,630          173,446
                               ---------        ---------        ---------
                              $1,680,985       $  959,881       $2,171,952
                               ---------        ---------        ---------

NET INCOME(LOSS)              $  165,823       $1,081,310      ($  870,954)
                               =========        =========        =========
GENERAL PARTNER -
   NET INCOME                 $   67,889       $   84,925       $   36,393
                               =========        =========        =========
LIMITED PARTNERS - NET
   INCOME (LOSS)              $   97,934       $  996,385      ($  907,347)
                               =========        =========        =========
NET INCOME (LOSS)
   per Unit                   $      .68       $     6.97      ($     6.34)
                               =========        =========        =========
UNITS OUTSTANDING                143,041          143,041          143,041
                               =========        =========        =========






              The accompanying notes are an integral part of these
                 combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1997, 1996 and 1995


                                       Limited      General
                                      Partners      Partner        Combined
                                    ------------   ----------     -----------

Balance, Dec. 31, 1994               $6,944,660    ($ 41,174)     $6,903,486
   Net income (loss)                (   907,347)      36,393     (   870,954)
   Cash distributions               (   820,000)   (  42,500)    (   862,500)
                                      ---------      -------       ---------

Balance, Dec. 31, 1995               $5,217,313    ($ 47,281)     $5,170,032
   Net income                           996,385       84,925       1,081,310
   Cash distributions               ( 1,440,000)   (  96,665)     (1,536,665)
                                     ----------       ------       ---------

Balance, Dec. 31, 1996               $4,773,698    ($ 59,021)     $4,714,677
   Net income                            97,934       67,889         165,823
   Cash distributions               ( 1,663,000)   ( 105,382)     (1,768,382)
                                      ---------      ------        ---------

Balance, Dec. 31, 1997               $3,208,632    ($ 96,514)     $3,112,118
                                      =========      =======       =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                       1997          1996            1995
                                    ------------  ------------    -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                 $  165,823    $1,081,310    ($  870,954)
   Adjustments to reconcile
     net income (loss)
     to net cash provided by
     operating activities:
   Depletion of Net
      Profits Interests                 610,647       788,251      1,520,338
   Impairment provision                 898,584          -           478,168
   Gain on sale of
      Net Profits Interests         (    37,698)  (    24,815)        (6,045)
   (Increase) decrease in
      accounts receivable               136,720   (   196,497)      (177,962)
                                      ---------    ----------       ---------

   Net cash provided by
      operating activities           $1,774,076    $1,648,249     $  943,545
                                      ---------     ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   6,041)   ($   73,296)   ($   50,621)
   Proceeds from sale of
      Net Profits Interests              43,605        27,231         10,790
                                      ---------     ---------      ---------

   Net cash provided (used)
      by investing activities        $   37,564   ($   46,065)   ($   39,831)
                                      ---------     ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,768,382)  ($1,536,665)   ($  862,500)
                                      ---------     ---------      ---------

   Net cash used by financing
      activities                    ($1,768,382)  ($1,536,665)   ($  862,500)
                                      ---------     ---------      ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS              $   43,258    $   65,519     $   41,214

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               319,699       254,180        212,966
                                      ---------     ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  362,957    $  319,699     $  254,180
                                      =========     =========      =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
           Notes to the Combined Financial Statements For the Periods
                     Ended December 31, 1997, 1996, and 1995


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

      Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs as owners of the working interests in the producing properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests." The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the Affiliated Programs to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the net profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.

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


      For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General
Partner". An affiliate of the General Partner owned the following Units at December 31, 1997:


                                                Percent of
                               Number of       Outstanding
            Partnership       Units Owned         Units
            -----------       -----------      -----------

                P-1             13,134             12.2%
                P-2              7,110              7.9%
                P-3             39,924             23.5%
                P-4              9,738              7.7%
                P-5             14,777             12.5%
                P-6             10,843              7.6%


      The Partnerships' sole business is owning Net Profits Interests. Substantially all of the gas reserves attributable to the Partnerships' Net Profits Interests are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnerships' limited partnership agreement and NPI Partnerships' partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                                Before Payout(1)        After Payout(1)
                              --------------------    --------------------
                              General     Limited     General     Limited
                              Partner     Partners    Partner     Partners
                              -------     --------    -------     --------
      Costs(2)
-------------------------

Sales commissions, payment
  for organization and
  offering costs and
  acquisition fee               1%           99%         -           -
Property Acquisition
  Costs                         1%           99%         1%          99%
General and administrative
  costs and direct
  administrative costs(3)       5%           95%        15%          85%

      Income(2)
-------------------------

Temporary investments of
  Limited Partners'
  Subscriptions                 1%           99%         1%          99%
Income from oil and
 gas production(3)              5%           95%        15%          85%
Gain on sale of
  Net Profits Interests(3)      5%           95%        15%          85%
All other income(3)             5%           95%        15%          85%

----------

(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, direct administrative costs of the NPI Partnership are allocated 95.9596% to the Partnership and 4.0404% to the managing partner. The 95.9596% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the Limited Partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 95% of such costs and the General Partner is allocated 5% of such costs.

(3) If, at payout, the total distributions received by the Limited Partners from the commencement of the property investment period have averaged on an annualized basis an amount that is less than 12% of the Limited
      Partners' subscriptions, the percentage of income, and costs which are shared in the same proportions as income, allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90% thereof until such time, if ever, that the distributions to the Limited Partners from the commencement of the property investment period reaches a yearly average equal to at least 12% of the Limited Partners'
      subscriptions. Thereafter, income, and costs shared in the same proportions as income, will be allocated 15% to the General Partner and 85% to the Limited Partners.


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


      Credit Risk

      Accrued  oil  and gas  sales,  which  are  included  in the  Partnerships'
Accounts Receivable - Net Profits, are due from a variety of oil and gas purchasers and, therefore, indirectly subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 4 - Major Customers.


      Receivable from General Partner

      The receivable from the General Partner at December 31, 1996 for the P-2 and P-3 Partnerships represents proceeds due to the Partnerships for the sale of Net Profits Interests. Such receivable was collected by the P-2 and P-3 Partnerships in the first quarter of 1997.

      Net Profits Interests

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Such acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consists of the cost of acquiring the underlying properties, adjusted for the net cash results of operations, including interest incurred to finance the net acquisition, for the period of time the properties are held by the General Partner. Impairment of Net Profits Interests in unproved oil and gas properties is recognized based upon an individual property assessment. Upon discovery of commercial reserves, Net Profits Interests in unproved properties are transferred to producing properties.

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate per equivalent barrel of oil produced during the years ended December 31, 1997, 1996, and 1995 were as follows:

                  Partnership             1997        1996        1995
                  -----------             ----        ----        ----

                      P-1                 2.88        2.90        5.52
                      P-2                 2.84        3.09        5.93
                      P-3                 2.83        3.11        5.97
                      P-4                 3.46        4.22        5.62
                      P-5                 2.65        3.20        5.55
                      P-6                 3.34        3.66        6.10

      The Partnerships follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. With respect to the Partnerships' Net Profits Interests, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of a Net Profits Interest exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. During 1995, 1996, and 1997, the Partnerships recorded the following non-cash charges against earnings (impairment provisions) pursuant to SFAS No. 121:

            Partnership            1997         1996        1995
            -----------            ----         ----        ----
                P-1           $  113,945      $   -       $ 86,264
                P-2              113,005          -        182,970
                P-3              220,449          -        377,983
                P-4               84,059          -        581,036
                P-5              122,458          -        194,933
                P-6              444,990          -        478,168

      In addition, during 1997 the General Partner determined that the Partnerships' Net Profits Interests in unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it is unlikely that these unproved properties will be developed due to the low oil and gas prices received over the last several years and limitations on the level of permissible indirect drilling activity through its Affiliated Programs. As a result of this determination, the Partnerships recorded the following non-cash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' Net Profits Interests in unproved properties:

                        Partnership                Amount
                        -----------             -----------

                            P-1                 $  788,097
                            P-2                    614,888
                            P-3                  1,193,468
                            P-4                    668,329
                            P-5                    895,610
                            P-6                    453,594

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses.


      Accounts Receivable (Accounts Payable) - Net Profits

      The Partnerships accrue for oil and gas revenues less expenses from its Net Profits Interests. Sales of gas applicable to the Partnerships' Net Profits Interests in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate the liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also reflects the price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable. At December 31, 1997 and 1996 total sales exceeded the Partnerships' Net Profits Interests in estimated total gas reserves as follows:

                          1997                          1996
                  ----------------------        ----------------------
  Partnership        Mcf        Amount             Mcf        Amount
  -----------     --------    ----------        --------    ----------

    P-1           ( 9,119)    ($13,679)         (11,242)    ($16,863)
    P-2           ( 8,717)    ( 13,076)         (10,944)    ( 16,416)
    P-3           (16,342)    ( 24,513)         (20,540)    ( 30,810)
    P-4           (15,352)    ( 23,028)         (26,973)    ( 40,460)
    P-5           (15,537)    ( 23,306)         (12,159)    ( 18,239)
    P-6           ( 3,938)    (  5,907)         ( 3,483)    (  5,225)

      Also included in accounts receivable from (accounts payable to) Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average of the annual production costs per Mcf. At December 31, 1997 and 1996, cumulative total gas sales volumes were less than (more than) the Partnerships' Net Profits Interests in gas production by the following amounts:

                            1997                   1996
                  ----------------------  -----------------------
  Partnership        Mcf         Amount      Mcf        Amount
  -----------     ---------    ---------  ---------   -----------

      P-1           23,239      $13,632     41,624     $23,626
      P-2           24,087       14,226     40,121      23,254
      P-3           49,119       29,113     77,659      44,934
      P-4          192,349       81,710    204,628      98,630
      P-5         ( 66,455)    ( 26,110)  ( 71,197)   ( 25,190)
      P-6         (124,204)    ( 73,740)  (107,990)   ( 55,259)


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


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves in all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1997, 1996, and 1995:

            Partnership   1997        1996        1995
            ----------- --------    --------    --------

              P-1       $113,760    $113,760    $113,760
              P-2         94,836      94,836      94,836
              P-3        178,560     178,560     178,560
              P-4        132,960     132,960     132,960
              P-5        124,680     124,680     124,680
              P-6        150,564     150,564     150,564

      Affiliates of the Partnerships operate certain of the properties in which the Partnerships own a Net Profits Interest and their policy is to bill the owners of the working interests of such properties for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

      During 1995, gas production from some of the properties in which the Partnerships owned a Net Profits Interest was sold to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Partnerships until December 6, 1995.

3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to the Partnerships' Net Profits Interest during the years ended December 31, 1997, 1996, and 1995:

                                                      Percentage
                                                -----------------------
Partnership         Purchaser                   1997     1996     1995
----------- ------------------------            -----    -----    -----
    P-1           El Paso                       25.19%   23.0%    18.4%
                  Chevron U.S.A., Inc.          10.82%   10.1%      - %
                  Texaco Exploration and
                    Production, Inc.
                    ("Texaco")                    -      10.4%    13.0%

    P-2           El Paso                       24.39%   22.4%    17.7%
                  Texaco                        11.11%   12.6%    13.7%

    P-3           El Paso                       24.23%   22.3%    17.7%
                  Texaco                        11.18%   12.7%    13.6%

    P-4           El Paso                       49.10%   60.2%    49.9%
                  Valero Industrial
                    Gas LP                      13.56%     - %      - %
                  Phibro Energy, Inc.           10.70%     - %      - %
                  Mesa Pipeline Co.               -      18.2%    18.6%

    P-5           El Paso                       64.98%   62.0%    55.6%
                  Apache Corporation              -        - %    12.4%

    P-6           El Paso                       28.16%   27.0%    42.5%
                  HPL Resources Company         19.85%   19.1%      - %
                  Tejas Gas Marketing
                    Company                     14.13%   13.7%      - %

      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.    SUPPLEMENTAL OIL AND GAS INFORMATION

      The following supplemental  information regarding the Net Profits Interest
activities  of  the  Partnerships  is  presented   pursuant  to  the  disclosure
requirements promulgated by the SEC.


      Capitalized Costs

      Capitalized costs and accumulated depletion at December 31, 1997 and 1996 were as follows:


                                P-1 Partnership
                                ---------------
                                             1997              1996
                                          ------------      ------------
Net Profits Interests in proved
  oil and gas properties                   $7,407,587        $7,343,643
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                            -             788,097
                                            ---------         ---------

                                           $7,407,587        $8,131,740

Less accumulated depletion
  and valuation allowance                 ( 5,999,167)      ( 5,451,735)
                                            ---------         ---------
  Net Profits Interests, net               $1,408,420        $2,680,005
                                            =========         =========

                                P-2 Partnership
                                ---------------
                                             1997              1996
                                           ---------         ---------
Net Profits Interests in proved
  oil and gas properties                   $5,927,378        $6,049,274
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                            -             614,888
                                            ---------         ---------

                                            5,927,378        $6,664,162

Less accumulated depletion
  and valuation allowance                 ( 4,745,148)      ( 4,462,782)
                                            ---------         ---------
  Net Profits Interests, net               $1,182,230        $2,201,380
                                            =========         =========


                                P-3 Partnership
                                ---------------
                                              1997                1996
                                          -------------     -------------
Net Profits Interests in proved
  oil and gas properties                   $11,134,440      $11,377,680
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                             -          1,193,468
                                            ----------       ----------

                                           $11,134,440      $12,571,148

Less accumulated depletion
  and valuation allowance                 (  8,937,996)   (  8,414,617)
                                            ----------       ----------
  Net Profits Interests, net                $2,196,444      $ 4,156,531
                                            ==========       ==========

                                P-4 Partnership
                                ---------------

                                               1997               1996
                                           -----------       -----------
Net Profits Interests in proved
  oil and gas properties                    $8,245,177      $ 8,753,695
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                             -            735,371
                                             ---------       ----------

                                            $8,245,177      $ 9,489,066

Less accumulated depletion
  and valuation allowance                 (  6,962,848)    (  6,921,405)
                                             ---------       ----------
Net Profits Interests, net                  $1,282,329      $ 2,567,661
                                             =========       ==========


                                P-5 Partnership
                                ---------------
                                              1997             1996
                                           ----------       -----------
Net Profits Interests in proved
  oil and gas properties                   $10,112,131      $ 9,461,206
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                             -            897,564
                                            ----------       ----------

                                           $10,112,131      $10,358,770

Less accumulated depletion
  and valuation allowance                 (  8,854,342)    (  7,822,180)
                                            ----------       ----------
Net Profits Interest, net                  $ 1,257,789      $ 2,536,590
                                            ==========       ==========

                                P-6 Partnership
                                ---------------
                                              1997                1996
                                          -------------     -------------
Net Profits Interests in proved
  oil and gas properties                   $12,112,498      $12,204,492
Net Profits Interests in unproved
  oil and gas properties not
  subject to depletion                             -            454,263
                                            ----------       ----------

                                           $12,112,498      $12,658,755


Less accumulated depletion
  and valuation allowance                 (  9,654,689)    (  8,691,849)
                                            ----------       ----------
  Net Profits Interests, net               $ 2,457,809      $ 3,966,906
                                            ==========       ==========


      Costs Incurred

      The following tables set forth the portion of the acquisition and/or development of acreage costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 1997, 1996, and 1995. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships. No exploration costs were incurred during the same periods.


                                P-1 Partnership
                                ---------------

                                                  1997        1996        1995
                                                 -------     -------     -------
Acquisition of Net Profits Interests             $    -      $    -      $    -

Development costs of Net Profits
  Interests                                       21,339      12,540       4,566
                                                 -------     -------     -------
                                                 $21,339     $12,540     $ 4,566
                                                 =======     =======     =======

                                P-2 Partnership
                                ---------------

                                                  1997        1996       1995
                                                 -------     -------     -------
Acquisition of Net Profits Interests             $    -      $    -      $    -

Development costs of Net Profits
      Interests                                   34,745       6,613       9,877
                                                 -------     -------     -------
                                                 $34,745     $ 6,613     $ 9,877
                                                 =======     =======     =======


                                P-3 Partnership
                                ---------------

                                                   1997        1996        1995
                                                  ------     -------     -------
Acquisition of Net Profits Interests             $    -      $    -      $    -

Development costs of Net Profits
      Interests                                   66,502      12,220      19,116
                                                  ------     -------     -------
                                                 $66,502     $12,220     $19,116
                                                  ======     =======     =======


                                P-4 Partnership
                                ---------------

                                                   1997        1996        1995
                                                 -------     -------     -------

Acquisition of Net Profits Interests             $16,495     $    -      $    -

Development costs of Net Profits
  Interests                                       18,533         804      19,172

                                                 -------     -------     -------
                                                 $35,028     $   804     $19,172
                                                 =======     =======     =======

                                P-5 Partnership
                                ---------------

                                                  1997        1996        1995
                                                 -------     -------     -------

Acquisition of Net Profits Interests             $    -      $    -      $    -

Development costs of Net Profits
  Interests                                          980       2,807      29,603

                                                 -------     -------     -------
                                                 $   980     $ 2,807     $29,603
                                                 =======     =======     =======


                                P-6 Partnership
                                ---------------
                                                    1997       1996        1995
                                                   -----     -------     -------

Acquisition of Net Profits Interests             $    -      $    -      $    -

Development costs of Net Profits
  Interests                                        6,041      73,296      50,621
                                                   -----     -------     -------

                                                 $ 6,041     $73,296     $50,621
                                                   =====     =======     =======


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                           P-1 Partnership
                           ---------------

                                            Crude     Natural
                                             Oil        Gas
                                          (Barrels)    (Mcf)
                                          --------- -----------

Proved reserves, December 31, 1994         248,024   2,656,373
  Production                              ( 39,075) (  524,079)
  Sales of minerals in place              (  3,823) (   27,794)
  Extensions and discoveries                    -       79,261
  Revisions of previous estimates           45,514     512,461
                                           -------   ---------

Proved reserves, December 31, 1995         250,640   2,696,222
  Production                              ( 33,798) (  468,446)
  Sales of minerals in place              (  5,578) (   78,601)
  Extensions and discoveries                 2,158      29,265
  Revisions of previous estimates           37,840     522,920
                                           -------   ---------

Proved reserves, December 31, 1996         251,262   2,701,360
  Production                              ( 32,044) (  357,516)
  Sales of minerals in place              ( 22,747) (  234,580)
  Extensions and discoveries                 2,126      55,362
  Revisions of previous estimates           18,069     118,867
                                           -------   ---------

Proved reserves, December 31, 1997         216,666   2,283,493
                                           =======   =========
PROVED DEVELOPED RESERVES:
      December 31, 1995                    250,640   2,696,222
                                           =======   =========
      December 31, 1996                    249,094   2,674,248
                                           =======   =========
      December 31, 1997                    214,498   2,256,381
                                           =======   =========

                           P-2 Partnership
                           ---------------

                                            Crude     Natural
                                             Oil        Gas
                                          (Barrels)    (Mcf)
                                          --------- -----------

Proved reserves, December 31, 1994         179,870   2,474,566
  Production                              ( 28,040) (  443,985)
  Sales of minerals in place              (  2,746) (   26,060)
  Extensions and discoveries                  -         54,118
  Revisions of previous estimates           31,208     431,237
                                           -------   ---------

Proved reserves, December 31, 1995         180,292   2,489,876
  Production                              ( 24,049) (  390,047)
  Sales of minerals in place              (  3,888) (   79,207)
  Extensions and discoveries                 1,469      19,983
  Revisions of previous estimates           31,869     407,527
                                           -------   ---------

Proved reserves, December 31, 1996         185,693   2,448,132
  Production                              ( 22,873) (  301,132)
  Sales of minerals in place              ( 16,062) (  231,921)
  Extensions and discoveries                 1,549      37,807
  Revisions of previous estimates           12,015      89,714
                                           -------   ---------

Proved reserves, December 31, 1997         160,322   2,042,600
                                           =======   =========
PROVED DEVELOPED RESERVES:
      December 31, 1995                    180,292   2,489,876
                                           =======   =========
      December 31, 1996                    183,318   2,418,444
                                           =======   =========
      December 31, 1997                    157,947   2,012,912
                                           =======   =========

                           P-3 Partnership
                           ---------------

                                            Crude     Natural
                                             Oil        Gas
                                          (Barrels)    (Mcf)
                                          --------- -----------

Proved reserves, December 31, 1994        333,255    4,702,187
  Production                             ( 51,963)  (  840,970)
  Sales of minerals in place             (  5,045)  (   49,808)
  Extensions and discoveries                  -         99,853
  Revisions of previous estimates          57,775      797,901
                                          -------    ---------

Proved reserves, December 31, 1995        334,022    4,709,163
  Production                             ( 44,496)  (  737,600)
  Sales of minerals in place             (  7,247)  (  152,220)
  Extensions and discoveries                2,720       36,867
  Revisions of previous estimates          59,454      765,991
                                          -------    ---------

Proved reserves, December 31, 1996        344,453    4,622,201
  Production                             ( 42,259)  (  565,052)
  Sales of minerals in place             ( 30,066)  (  457,133)
  Extensions and discoveries                2,854       69,751
  Revisions of previous estimates          22,274      169,087
                                          -------    =========

Proved reserves, December 31, 1997        297,256    3,838,854
                                          =======    =========
PROVED DEVELOPED RESERVES:
  December 31, 1995                       334,022    4,709,163
                                          =======    =========
  December 31, 1996                       339,979    4,566,276
                                          =======    =========
  December 31, 1997                       292,782    3,782,929
                                          =======    =========

                           P-4 Partnership
                           ---------------

                                            Crude     Natural
                                             Oil        Gas
                                          (Barrels)    (Mcf)
                                          --------- -----------

Proved reserves, December 31, 1994          94,634   3,805,226
  Production                              ( 28,847) (  885,642)
  Sales of minerals in place              (     74) (   23,687)
  Revisions of previous estimates           18,681     576,462
                                          -------    ---------

Proves reserves, December 31, 1995          84,394   3,472,359
  Production                              ( 22,949) (  630,841)
  Sales of minerals in place              (    661) (  198,487)
  Revisions of previous estimates           15,013     480,088
                                          -------    ---------

Proved reserves, December 31, 1996          75,797   3,123,119
  Production                              ( 19,686) (  513,815)
  Sales of minerals in place              (  2,175) (  315,220)
  Revisions of previous estimates            1,898     365,764
                                           -------   ---------
Proved reserves, December 31, 1997          55,834   2,659,848
                                           =======   =========
PROVED DEVELOPED RESERVES:
      December 31, 1995                     84,394   3,472,359
                                           =======   =========
      December 31, 1996                     69,266   3,022,629
                                           =======   =========
      December 31, 1997                     49,163   2,549,052
                                           =======   =========

                           P-5 Partnership
                           ---------------

                                            Crude     Natural
                                             Oil        Gas
                                          (Barrels)    (Mcf)
                                          --------- -----------

Proved reserves, December 31, 1994         35,676    3,752,615
  Production                              (10,842)  (  784,863)
  Sales of minerals in place              (   107)  (      601)
  Extensions and discoveries               12,096      143,318
  Revisions of previous estimates         (   725)     120,437
                                           ------    ---------

Proved reserves, December 31, 1995         36,098    3,230,906
  Production                              (10,757)  (  627,998)
  Sales of minerals in place              (   664)  (   23,621)
  Extensions and discoveries                8,865       45,915
  Revisions of previous estimates          17,989      636,220
                                           ------    ---------

Proved reserves, December 31, 1996         51,531    3,261,422
  Production                              ( 7,972)  (  516,756)
  Sales of minerals in place              ( 3,066)  (   61,493)
  Revisions of previous estimates          10,735      346,293
                                           ------    ---------
Proved reserves, December 31, 1997         51,228    3,029,466
                                           ======    =========
PROVED DEVELOPED RESERVES:
  December 31, 1995                        36,017    3,180,500
                                           ======    =========
  December 31, 1996                        51,388    3,232,004
                                           ======    =========
  December 31, 1997                        51,175    3,024,146
                                           ======    =========

                           P-6 Partnership
                           ---------------

                                            Crude     Natural
                                             Oil        Gas
                                          (Barrels)    (Mcf)
                                          --------- ------------

Proved reserves, December 31, 1994         157,152   7,474,320
  Production                              ( 19,149) (1,380,123)
  Sales of minerals in place              (    336) (    8,470)
  Extensions and discoveries                 4,273      34,927
  Revisions of previous estimates            7,331  (  175,080)
                                           -------   ---------

Proved reserves, December 31, 1995         149,271   5,945,574
  Production                              ( 21,377) (1,162,652)
  Sales of minerals in place              ( 20,978) (   54,473)
  Extensions and discoveries                 3,053      59,267
  Revisions of previous estimates           30,411     695,404
                                           -------   ---------

Proved reserves, December 31, 1996         140,380   5,483,120
  Production                              ( 18,461) (  984,971)
  Sales of minerals in place              (  2,459) (   75,335)
  Extensions and discoveries                   189         235
  Revisions of previous estimates            4,088     540,454
                                           -------   ---------
Proved reserves, December 31, 1997         123,737   4,963,503
                                           =======   =========
PROVED DEVELOPED RESERVES:
  December 31, 1995                        149,244   5,927,504
                                           =======   =========
  December 31, 1996                        140,330   5,473,020
                                           =======   =========
  December 31, 1997                        123,718   4,961,677
                                           =======   =========

      Standardized  Measure of Discounted  Future Net Cash Flows of Proved Oil
      and   Gas Reserves - Unaudited

      The following tables set forth the estimated future net cash flows as of December 31, 1997 relating to the Partnerships' proved reserves attributable to the Partnerships' Net Profits Interests based on the standardized measure as prescribed in SFAS No. 69:

                                             Partnership
                           -----------------------------------------------
                               P-1               P-2              P-3
                           ------------      ------------     ------------

Future cash inflows         $8,972,099        $7,533,880      $14,097,270
Future production and
   development costs       ( 1,968,812)      ( 1,798,697)    (  3,385,457)
                             ---------         ---------       ----------

Future net cash flows       $7,003,287        $5,735,183      $10,711,813

10% discount to
   reflect timing
   of cash flows           ( 2,780,415)      ( 2,305,010)    (  4,307,468)
                             ---------         ---------       ----------

Standardized measure
   of discounted future
   net cash flows           $4,222,872        $3,430,173      $ 6,404,345
                             =========         =========       ==========


                                             Partnership
                           ------------------------------------------------
                               P-4               P-5              P-6
                           ------------      ------------     -------------

Future cash inflows         $7,472,138        $7,490,427      $13,327,295
Future production and
   development costs       ( 1,943,911)      ( 2,226,360)    (  4,846,552)
                             ---------         ---------       ----------

Future net cash flows       $5,528,227        $5,264,067      $ 8,480,743

10% discount to
   reflect timing
   of cash flows           ( 1,719,595)      ( 1,888,390)    (  2,822,001)
                             ---------         ---------       ----------

Standardized measure
   of discounted future
   net cash flows           $3,808,632        $3,375,677      $ 5,658,742
                             =========         =========       ==========

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

Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1997 using oil and gas prices of approximately $16.25 per barrel and $2.32 per Mcf, respectively.

                               INDEX TO EXHIBITS
                               -----------------



Number      Description
------      -----------

4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the SEC as
            Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

                  Partnership          Filing Date          File No.
                  -----------       -----------------       --------

                     P-1            June 5, 1989            0-17800
                     P-2            June 5, 1989            0-17800
                     P-3            February 20, 1990       0-18306
                     P-4            February 20, 1990       0-18306
                     P-5            November 13, 1990       0-18637
                     P-6            November 30, 1990       0-18937


4.2 The Agreements of Partnership for the following NPI Partnerships have been previously filed with the SEC as Exhibit 2.2 to Form 8A filed by the related Partnerships on the dates shown below and are hereby incorporated by reference.

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

*23.3 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*23.4 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partner-ship P-4.

*23.5 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*23.6 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

            All other Exhibits are omitted as inapplicable.

            ----------
            * Filed herewith.