Form 10-Q
period 1998-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1998-05-13
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

Commission File Number:

      P-1:  0-17800           P-3:  0-18306           P-5:  0-18637
      P-2:  0-17801           P-4:  0-18308           P-6:  0-18937

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
     ---------------------------------------------------------------------
            (Exact name of Registrant as specified in its Articles)


                                                P-1 73-1330245
                                                P-2 73-1330625
              P-1 and P-2:                      P-3 73-1336573
                 Texas                          P-4 73-1341929
             P-3 through P-6:                   P-5 73-1353774
                Oklahoma                        P-6 73-1357375
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                      Number)
           organization)


       Two West Second Street, Tulsa, Oklahoma         74103
     ------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                           COMBINED BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  208,629        $  503,622
   Accounts receivable:
      Net Profits                                145,985           164,644
      General Partner (Note 2)                    79,123                 -
                                              ----------        ----------
        Total current assets                  $  433,737        $  668,266

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,352,548         1,408,420
                                              ----------        ----------
                                              $1,786,285        $2,076,686
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   85,106)      ($   87,415)
   Limited Partners, issued and
      outstanding, 108,074 units               1,871,391         2,164,101
                                              ----------        ----------
        Total Partners' capital               $1,786,285        $2,076,686
                                              ----------        ----------
                                              $1,786,285        $2,076,686
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                --------          --------

REVENUES:
   Net Profits                                  $219,128          $279,897
   Interest and other income                       3,650             2,262
   Gain on sale of Net Profits
      Interests                                   83,194                 -
                                                --------          --------
                                                $305,972          $282,159

COST AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 59,735          $ 60,683
   Impairment provision                                -           902,042
   General and administrative
      (Note 2)                                    37,293            34,764
                                                --------          --------
                                                $ 97,028          $997,489
                                                --------          --------

NET INCOME (LOSS)                               $208,944         ($715,330)
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 12,654          $  2,629
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)            $196,290         ($717,959)
                                                ========          ========
NET INCOME (LOSS) per unit                      $   1.82         ($   6.64)
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========







         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $208,944         ($715,330)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                 59,735            60,683
      Impairment provision                             -           902,042
      Gain on sale of Net Profits
        Interests                              (  83,194)                -
      Decrease in accounts receivable -
        Net Profits                               18,659            69,128
      Increase in accounts receivable -
        General Partner                        (  79,123)                -
                                                --------          --------
Net cash provided by operating
   activities                                   $125,021          $316,523
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  9,427)        ($  6,602)
   Proceeds from sale of Net Profits
      Interests                                   88,758                 -
                                                --------          --------
Net cash provided by (used)
   investing activities                         $ 79,331         ($  6,602)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($499,345)        ($297,611)
                                                --------          --------
Net cash used by financing activities          ($499,345)        ($297,611)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($294,993)         $ 12,310

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           503,622           293,296
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $208,629          $305,606
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                           COMBINED BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  165,411        $  369,191
   Accounts receivable:
      Net Profits                                115,415           135,331
      General Partner (Note 2)                    57,823                 -
                                              ----------        ----------
        Total current assets                  $  338,649        $  504,522

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,135,714         1,182,230
                                              ----------        ----------
                                              $1,474,363        $1,686,752
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   71,210)      ($   72,438)
   Limited Partners, issued and
      outstanding, 90,094 units                1,545,573         1,759,190
                                              ----------        ----------
        Total Partners' capital               $1,474,363        $1,686,752
                                              ----------        ----------
                                              $1,474,363        $1,686,752
                                              ==========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------         ---------

REVENUES:
   Net Profits                                 $167,958           $291,114
   Interest and other income                      2,722              1,708
   Gain on sale of Net Profits
      Interests                                  58,185                  -
                                               --------           --------
                                               $228,865           $292,822

COST AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 46,075           $ 50,988
   Impairment provision                               -            727,893
   General and administrative
      (Note 2)                                   31,116             28,893
                                               --------           --------
                                               $ 77,191           $807,774
                                               --------           --------

NET INCOME (LOSS)                              $151,674          ($514,952)
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $  9,291           $  5,322
                                               ========           ========
LIMITED PARTNERS - NET INCOME (LOSS)           $142,383          ($520,274)
                                               ========           ========
NET INCOME (LOSS) per unit                     $   1.58          ($   5.77)
                                               ========           ========
UNITS OUTSTANDING                                90,094             90,094
                                               ========           ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $151,674         ($514,952)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                 46,075            50,988
      Impairment provision                             -           727,893
      Gain on sale of Net Profits
        Interests                              (  58,185)                -
      (Increase) decrease in accounts
        receivable - Net Profits                  19,916         (  15,310)
      (Increase) decrease in accounts
        receivable - General Partner           (  57,823)            8,376
                                                --------          --------
Net cash provided by operating
   activities                                   $101,657          $256,995
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  6,480)        ($  4,363)
   Proceeds from sale of Net Profits
      Interests                                   65,106                 -
                                                --------          --------
Net cash provided (used) by
   investing activities                         $ 58,626         ($  4,363)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($364,063)        ($225,683)
                                                --------          --------
Net cash used by financing activities          ($364,063)        ($225,683)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($203,780)         $ 26,949

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           369,191           222,506
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $165,411          $249,455
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  307,579        $  685,628
   Accounts receivable:
      Net Profits                                217,948           254,470
      General Partner (Note 2)                   107,199                 -
                                              ----------        ----------
        Total current assets                  $  632,726        $  940,098

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,110,833         2,196,444
                                              ----------        ----------
                                              $2,743,559        $3,136,542
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  134,924)      ($  137,258)
   Limited Partners, issued and
      outstanding, 169,637 units               2,878,483         3,273,800
                                              ----------        ----------
        Total Partners' capital               $2,743,559        $3,136,542
                                              ==========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Net Profits                                  $313,340        $  537,870
   Interest and other income                       5,142             3,246
   Gain on sale Net Profits
      Interests                                  108,543                 -
                                                --------        ----------
                                                $427,025        $  541,116

COST AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 85,459        $   94,382
   Impairment provision                                -         1,413,917
   General and administrative
      (Note 2)                                    58,572            54,385
                                                --------        ----------
                                                $144,031        $1,562,684
                                                --------        ----------

NET INCOME (LOSS)                               $282,994       ($1,021,568)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 17,311        $    9,091
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $265,683       ($1,030,659)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.57       ($     6.08)
                                                ========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                                ========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $282,994       ($1,021,568)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                 85,459            94,382
      Impairment provision                             -         1,413,917
      Gain on sale of Net Profits
        Interests                              ( 108,543)                -
      (Increase) decrease in accounts
        receivable - Net Profits                  36,522       (    24,580)
      (Increase) decrease in accounts
        receivable - General Partner           ( 107,199)           16,473
                                                --------        ----------
Net cash provided by operating
   activities                                   $189,233        $  478,624
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,961)      ($    8,030)
   Proceeds from sale of Net Profits
      Interests                                  120,656                 -
                                                --------        ----------
Net cash provided (used) by
   investing activities                         $108,695       ($    8,030)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($675,977)      ($  418,619)
                                                --------        ----------
Net cash used by financing activities          ($675,977)      ($  418,619)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($378,049)       $   51,975

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           685,628           415,354
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $307,579        $  467,329
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  284,492        $  243,903
   Accounts receivable:
      Net Profits                                228,271           301,060
      General Partner (Note 2)                     6,396                 -
                                              ----------        ----------
        Total current assets                  $  519,159        $  544,963

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,208,153         1,282,329
                                              ----------        ----------
                                              $1,727,312        $1,827,292
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   98,940)      ($   94,799)
   Limited Partners, issued and
      outstanding, 126,306 units               1,826,252         1,922,091
                                              ----------        ----------
        Total Partners' capital               $1,727,312        $1,827,292
                                              ----------        ----------
                                              $1,727,312        $1,827,292
                                              ==========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998               1997
                                               ---------          --------

REVENUES:
   Net Profits                                  $240,392          $407,373
   Interest and other income                       2,861             2,720
   Gain (loss) on sale of Net
      Profits Interests                            4,248         (  10,254)
                                                --------          --------
                                                $247,501          $399,839

COST AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 69,393          $117,028
   Impairment provision                                -           752,388
   General and administrative
      (Note 2)                                    43,588            38,287
                                                --------          --------
                                                $112,981          $907,703
                                                --------          --------

NET INCOME (LOSS)                               $134,520         ($507,864)
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,359          $  9,247
                                                ========          ========
LIMITED PARTNERS - NET INCOME (LOSS)            $125,161         ($517,111)
                                                ========          ========
NET INCOME (LOSS) per unit                      $    .99         ($   4.09)
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $134,520         ($507,864)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                 69,393           117,028
      Impairment provision                             -           752,388
      (Gain) loss on sale of Net
        Profits Interests                      (   4,248)           10,254
      Decrease in accounts receivable -
        Net Profits                               72,789            77,957
      Increase in accounts receivable -
        General Partner                        (   6,396)        (  56,788)
                                                --------          --------
Net cash provided by operating
   activities                                   $266,058          $392,975
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    342)         $      -
   Proceeds from sale of Net Profits
      Interests                                    9,373            57,105
                                                --------          --------
Net cash provided by investing
   activities                                   $  9,031          $ 57,105
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($234,500)        ($343,251)
                                                --------          --------
Net cash used by financing activities          ($234,500)        ($343,251)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 40,589          $106,829

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           243,903           345,876
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $284,492          $452,705
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  217,856        $  228,750
   Accounts receivable:
      Net Profits                                119,686           134,968
      General Partner (Note 2)                   147,494                 -
                                              ----------        ----------
        Total current assets                  $  485,036        $  363,718

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,207,857         1,257,789
                                              ----------        ----------
                                              $1,692,893        $1,621,507
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   69,006)      ($   74,683)
   Limited Partners, issued and
      outstanding, 118,449 units               1,761,899         1,696,190
                                              ----------        ----------
        Total Partners' capital               $1,692,893        $1,621,507
                                              ----------        ----------
                                              $1,692,893        $1,621,507
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                           COMBINED BALANCE SHEETS
                                 (Unaudited)



                                                 1998              1997
                                               ---------        ----------

REVENUES:
   Net Profits                                  $248,386        $  341,315
   Interest and other income                       2,429             1,999
   Gain on sale of oil Net Profits
      Interests                                  136,624                 -
                                                --------        ----------
                                                $387,439        $  343,314

COST AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 58,197        $   85,514
   Impairment provision                                -         1,018,067
   General and administrative
      (Note 2)                                    40,910            38,581
                                                --------        ----------
                                                $ 99,107        $1,142,162
                                                --------        ----------

NET INCOME (LOSS)                               $288,332       ($  798,848)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 16,623        $    4,101
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $271,709       ($  802,949)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   2.29       ($     6.78)
                                                ========        ==========
UNITS OUTSTANDING                                118,449           118,449
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $288,332       ($  798,848)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                 58,197            85,514
      Impairment provision                             -         1,018,067
      Gain on sale of Net Profits
        Interests                              ( 136,624)                -
      Decrease in accounts receivable -
        Net Profits                               15,282            53,460
      Increase in accounts receivable -
        General Partner                        ( 147,494)      (     1,955)
                                                --------        ----------
Net cash provided by operating
   activities                                   $ 77,693        $  356,238
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 19,135)       $        -
   Proceeds from sale of Net Profits
      Interests                                  147,494             2,583
                                                --------        ----------
Net cash provided by investing
   activities                                   $128,359        $    2,583
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($216,946)      ($  254,796)
                                                --------        ----------
Net cash used by financing activities          ($216,946)      ($  254,796)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 10,894)       $  104,025

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           228,750           247,540
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $217,856        $  351,565
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  359,593        $  362,957
   Accounts receivable:
      Net Profits                                190,052           291,352
      General Partner (Note 2)                    71,423                 -
                                              ----------        ----------
        Total current assets                  $  621,068        $  654,309

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,377,836         2,457,809
                                              ----------        ----------
                                              $2,998,904        $3,112,118
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   99,010)      ($   96,514)
   Limited Partners, issued and
      outstanding, 143,041 units               3,097,914         3,208,632
                                              ----------        ----------
        Total Partners' capital               $2,998,904        $3,112,118
                                              ----------        ----------
                                              $2,998,904        $3,112,118
                                              ==========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Net Profits                                  $338,028        $  544,640
   Interest and other income                       4,017             3,179
   Gain on sale of Net Profits
      Interests                                   66,346             4,020
                                                --------        ----------
                                                $408,391        $  551,839

COST AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 96,943        $  152,608
   Impairment provision                                -           898,584
   General and administrative
      (Note 2)                                    49,386            47,649
                                                --------        ----------
                                                $146,329        $1,098,841
                                                --------        ----------

NET INCOME (LOSS)                               $262,062       ($  547,002)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 16,780        $   14,539
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $245,282       ($  561,541)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.71       ($     3.93)
                                                ========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $262,062         ($547,002)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                 96,943           152,608
      Impairment provision                             -           898,584
      Gain on sale of Net Profits
        Interests                              (  66,346)        (   4,020)
      Decrease in accounts receivable -
        Net Profits                              101,300           184,708
      Increase in accounts receivable -
        General Partner                        (  71,423)        (     669)
                                                --------          --------
Net cash provided by operating
   activities                                   $322,536          $684,209
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 22,047)        ($  7,741)
   Proceeds from sale of Net Profits
      Interests                                   71,423             4,689
                                                --------          --------
Net cash provided (used) by
   investing activities                         $ 49,376         ($  3,052)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($375,276)        ($333,323)
                                                --------          --------
Net cash used by financing activities          ($375,276)        ($333,323)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  3,364)         $347,834

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           362,957           319,699
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $359,593          $667,533
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 1998, combined statements of operations for the three months ended March 31, 1998 and 1997, and combined statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1998, the combined results of operations for the three months ended March 31, 1998 and 1997, and the combined cash flows for the three months ended March 31, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which Partnerships' Net Profits Interests are carved are referred to as "Working Interests".

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      NET PROFITS INTERESTS
      ---------------------

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the NPI Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the NPI Partnership of Net Profits Interests acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Impairment of Net Profits Interests is recognized based upon an individual property assessment.

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121, provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows form such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the three months ended March 31, 1997 pursuant to SFAS No. 121 as follows:

                  Partnership               Amount
                  -----------             -----------
                    P-1                    $  902,042
                    P-2                       727,893
                    P-3                     1,413,917
                    P-4                       752,388
                    P-5                     1,018,067
                    P-6                       898,584

      No such charge was recorded in the three months ended March 31, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $ 8,853                  $28,440
               P-2                    7,407                   23,709
               P-3                   13,932                   44,640
               P-4                   10,348                   33,240
               P-5                    9,740                   31,170
               P-6                   11,745                   37,641

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivables from the General Partner at March 31, 1998 for the Partnerships represent proceeds due to the Partnerships from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, these receivables were collected by the Partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


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

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the first quarter of 1998 include proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions, if any, to be paid in May 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.


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

      P-1 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $219,128         $279,897
      Barrels produced                               6,960            8,584
      Mcf produced                                  90,986           82,354
      Average price/Bbl                           $  14.14         $  20.91
      Average price/Mcf                           $   2.05         $   2.35

      As shown in the table above, Net Profits decreased $60,769 (21.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $47,000 and $27,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $34,000 was related to a decrease in volumes of oil sold. However, these decreases were partially offset by an increase of approximately $20,000 related to an increase in volumes of gas sold and an increase of approximately $27,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,624 barrels, while volumes of gas sold increased 8,632 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from positive prior period volume adjustments made by the purchaser on four significant wells during the three months ended March 31, 1997. The increase in volumes of gas sold resulted primarily from a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1997. The decrease in production expenses resulted primarily from decreases in (i) volumes of oil sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) production taxes incurred by the owners of the Working Interests. Average oil and gas prices decreased to $14.14 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1998 from $20.91 per barrel and $2.35 per Mcf, respectively, for the three months ended March 31, 1997.

      Depletion of Net Profits Interests decreased $948 (1.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of Net Profits, this expense increased to 27.3% for the three months ended March 31, 1998 from 21.7% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The P-1 Partnership recognized a non-cash charge against earnings of $902,042 during the three months ended March 31, 1997. Of this amount, $113,945 was related to a decline in oil and gas prices used to determine future cash flows from the P-1 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,097 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-1 Partnership's level of permissible indirect drilling activity through affiliated programs which own the Working Interests. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $2,529 (7.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of Net Profits, these expenses increased to 17.0% for the three months ended March 31, 1998 from 12.4% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1998  were  $10,502,558  or  97.18%  of  the  Limited   Partners'  capital
      contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $167,958         $291,114
      Barrels produced                               4,941            6,082
      Mcf produced                                  73,503           71,611
      Average price/Bbl                           $  14.14         $  20.93
      Average price/Mcf                           $   2.05         $   3.45

      As shown in the table above, Net Profits decreased $123,156 (42.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $34,000 and $103,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $24,000 was related to a decrease in volumes of oil sold. However, these decreases were partially offset by increases of approximately $7,000 related to an increase in volumes of gas sold and approximately $31,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,141 barrels, while volumes of gas sold increased 1,892 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on several wells during the three months ended March 31, 1997,
      (ii) the decline in production due to diminished oil reserves on one significant well during the three months ended March 31, 1998, and (iii) the sale of two significant oil producing wells during 1997. The decrease in production expenses resulted primarily from decreases in (i) the volumes of oil sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, and (ii) production taxes incurred by the owners of the Working Interests. Average oil and gas prices decreased to $14.14 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1998 from $20.93 per barrel and $3.45 per Mcf, respectively, for the three months ended March 31, 1997.

      Depletion of Net Profits Interests decreased $4,913 (9.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of Net Profits, this expense increased to 27.4% for the three months ended March 31, 1998 from 17.5% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The P-2 Partnership recognized a non-cash charge against earnings of $727,893 during the three months ended March 31, 1997. Of this amount, $113,005 was related to a decline in oil and gas prices used to determine future cash flows from the P-2 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $614,888 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-2 Partnership's level of permissible indirect drilling activity through affiliated programs which own the Working Interests. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $2,223 (7.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of Net Profits, these expenses increased to 18.5% for the three months ended March 31, 1998 from 9.9% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1998  were  $8,018,561  or  89.00%  of  the  Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $313,340         $537,870
      Barrels produced                               9,143           11,239
      Mcf produced                                 137,185          134,814
      Average price/Bbl                           $  14.13         $  20.94
      Average price/Mcf                           $   2.06         $   3.41

      As shown in the table above, Net Profits decreased $224,530 (41.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $62,000 and $185,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $44,000 was related to a decrease in volumes of oil sold. However, these amounts were partially offset by increases of approximately (i) $8,000 related to an increase in volumes of gas sold and (ii) $59,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 2,096 barrels, while volumes of gas sold increased 2,371 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on several wells during the three months ended March 31, 1997,
      (ii) the decline in production due to diminished oil reserves on one significant well during the three months ended March 31, 1998, and (iii) the sale of two significant oil producing wells during 1997. The decrease in production expenses resulted primarily from decreases in (i) volumes of oil sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) production taxes incurred by the owners of the Working Interests. Average oil and gas prices decreased to $14.13 per barrel and $2.06 per Mcf, respectively, for the three months ended March 31, 1998 from $20.94 per barrel and $3.41 per Mcf, respectively, for the three months ended March 31, 1997.

      Depletion of Net Profits Interests decreased $8,923 (9.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of Net Profits, this expense increased to 27.3% for the three months ended March 31, 1998 from 17.5% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The P-3 Partnership recognized a non-cash charge against earnings of $1,413,917 during the three months ended March 31, 1997. Of this amount, $220,449 was related to a decline in oil and gas prices used to determine future cash flows from the P-3 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $1,193,468 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-3 Partnership's level of permissible indirect drilling activity through affiliated programs which own the Working Interests. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $4,187 (7.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31,1997. As a percentage of Net Profits, these expenses increased to 18.7% for the three months ended March 31, 1998 from 10.1% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1998  were  $14,453,401  or  85.20%  of  the  Limited   Partners'  capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $240,392         $407,373
      Barrels produced                               4,833            5,414
      Mcf produced                                 104,877          142,615
      Average price/Bbl                           $  14.56         $  21.73
      Average price/Mcf                           $   2.21         $   2.73

      As shown in the table above, Net Profits decreased $166,981 (41.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $35,000 and $55,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $13,000 and $103,000, respectively, were related to decreases in volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $37,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 581 barrels and 37,738 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from a normal decline in production due to diminished oil reserves on two significant wells during the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1997 and (ii) the normal decline in production due to diminished gas reserves on several wells during the three months ended March 31, 1998. The decrease in production expenses resulted primarily from decreases in (i) volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) production taxes incurred by the owners of the Working Interests. Average oil and gas prices decreased to $14.56 per barrel and $2.21 per Mcf, respectively, for the three months ended March 31, 1998 from $21.73 per barrel and $2.73 per Mcf, respectively, for the three months ended March 31, 1997.

      Depletion of Net Profits Interests decreased $47,635 (40.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense remained relatively constant at 28.9% for the three months ended March 31, 1998 compared to 28.7% for the three months ended March 31, 1997.

      The P-4 Partnership recognized a non-cash charge against earnings of $752,388 during the three months ended March 31, 1997. Of this amount, $84,059 was related to a decline in oil and gas prices used to determine future cash flows from the P-4 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $668,329 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-4 Partnership's level of permissible indirect drilling activity through affiliated programs which own the Working Interests. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $5,301 (13.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of Net Profits, these expenses increased to 18.1% for the three months ended March 31, 1998 from 9.4% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1998  were  $11,626,945  or  92.05%  of  the  Limited   Partners'  capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $248,386         $341,315
      Barrels produced                               1,795            2,267
      Mcf produced                                 124,573          146,737
      Average price/Bbl                           $  17.43         $  20.79
      Average price/Mcf                           $   2.33         $   2.59

      As shown in the table above, Net Profits decreased $92,929 (27.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $6,000 and $32,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $10,000 and $57,000, respectively, were related to decreases in volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $13,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 472 barrels and 22,164 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1997 and (ii) the decline in production due to diminished oil reserves on three significant wells during the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1997 and
      (ii) the normal
      decline in production due to diminished gas reserves on several wells during the three months ended March 31, 1998. The decrease in production expenses resulted primarily from decreases in (i) volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) production taxes incurred by the owners of the Working Interests. Average oil and gas prices decreased to $17.43 per barrel and $2.33 per Mcf, respectively, for the three months ended March 31, 1998 from $20.79 per barrel and $2.59 per Mcf, respectively, for the three months ended March 31, 1997.

      Depletion of Net Profits Interests decreased $27,317 (31.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 23.4% for the three months ended March 31, 1998 from 25.1% for the three months ended March 31, 1997. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above.

      The P-5 Partnership recognized a non-cash charge against earnings of $1,018,067 during the three months ended March 31, 1997. Of this amount, $122,458 was related to a decline in oil and gas prices used to determine future cash flows from the P-5 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $895,609 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-5 Partnership's level of permissible indirect drilling activity through affiliated programs which own the Working Interests. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $2,329 (6.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.As a percentage of Net Profits, these expenses increased to 16.5% for the three months ended March 31, 1998 from 11.3% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1998  were  $6,561,759  or  55.40%  of  the  Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $338,028         $544,640
      Barrels produced                               3,661            4,303
      Mcf produced                                 212,576          235,050
      Average price/Bbl                           $  16.05         $  21.24
      Average price/Mcf                           $   2.07         $   2.87

      As shown in the table above, Net Profits decreased $206,612 (37.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $19,000 and $170,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $14,000 and $65,000, respectively, were related to decreases in volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $61,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 642 barrels and 22,474 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1997 and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from the normal decline in production due to diminished gas reserves on several wells during the three months ended March 31, 1998. The decrease in production expenses resulted primarily from decreases in
      (i) volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) production taxes incurred by the owners of the Working Interests. Average oil and gas prices decreased to $16.05 per barrel and $2.07 per Mcf, respectively, for the three months ended March 31, 1998 from $21.24 per barrel and $2.87 per Mcf, respectively, for the three months ended March 31, 1997.

      Depletion of Net Profits Interests decreased $55,665 (36.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense remained relatively constant at 28.7% for the three months ended March 31, 1998 and 28.0% for the three months ended March 31, 1997.

      The P-6 Partnership recognized a non-cash charge against earnings of $898,584 during the three months ended March 31, 1997. Of this amount, $444,990 was related to a decline in oil and gas prices used to determine future cash flows from the P-6 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $453,594 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-6 Partnership's level of permissible indirect drilling activity through affiliated programs which own the Working Interests. No similar charges were necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $1,737 (3.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of Net Profits, these expenses increased to 14.6% for the three months ended March 31, 1998 from 8.7% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1998  were  $8,804,248  or  61.55%  of  the  Limited   Partners'   capital
      contributions.

                          PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      As further described in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"), the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re:
      PaineWebber Limited Partnerships' Litigation," Case No. 94-CIV-8558, U.S. District Court, Southern District of New York.

      In early 1996 PaineWebber Incorporated ("PaineWebber") reached settlements with the class action plaintiffs and the Securities and Exchange Commission (the "SEC") that resolved the above referenced litigation. As part of the class settlement, PaineWebber paid $125 million (the "Class Action Fund"), plus certain additional consideration to the class. PaineWebber also paid $40 million to a capped claims fund to be independently administered on behalf of the SEC (the "SEC Fund"). Both settlement funds (in the case of the Class Action Fund, net of court approved class counsel attorney's fees and disbursements) were to be allocated among eligible limited partners whose claims were approved by the respective Claims Administrators.

      In late March 1998, the Court awarded attorney's fees and disbursements to class counsel. On or about May 8, 1998, the Claims Administrator for the Class Action Fund mailed to eligible class members the cash component of their settlement benefits from the Class Action Fund. The General Partner has been advised that in late May 1998 the SEC Claims Administrator expects to mail to each eligible class member his or her claim determination with the preliminary settlement amount, if any, from the SEC Fund.

      A further description of the settlement is included within the Form 10-K referred to above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            Current report on Form 8-K filed during the first quarter of 1998:

            Date of event:                January 29, 1998
            Date filed with SEC:          January 30, 1998
            Items included
                  Item 5 - Other Events
                  Item 7 - Exhibits

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

                                    (Registrant)

                             BY:   GEODYNE RESOURCES, INC.

                                   General Partner


Date:  May 13, 1998          By:       /s/Dennis R. Neill
                                  --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  May 13, 1998          By:      /s/Patrick M. Hall
                                  --------------------------------
                                       (Signature)
                                       Patrick M. Hall
                                       Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.