Form 10-Q
period 1998-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1998-08-13
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                           COMBINED BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  601,195        $  503,622
   Accounts receivable:
      Net Profits                                132,556           164,644
                                              ----------        ----------
        Total current assets                  $  733,751        $  668,266

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,262,232         1,408,420
                                              ----------        ----------
                                              $1,995,983        $2,076,686
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   92,220)      ($   87,415)
   Limited Partners, issued and
      outstanding, 108,074 units               2,088,203         2,164,101
                                              ----------        ----------
        Total Partners' capital               $1,995,983        $2,076,686
                                              ----------        ----------
                                              $1,995,983        $2,076,686
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                --------          --------

REVENUES:
   Net Profits                                  $203,439          $317,208
   Interest and other income                       2,575             2,794
   Gain on sale of Net Profits
      Interests                                  392,604           127,385
                                                --------          --------
                                                $598,618          $447,387

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 54,113          $ 64,546
   General and administrative
      (Note 2)                                    29,928            34,658
                                                --------          --------
                                                $ 84,041          $ 99,204
                                                --------          --------

NET INCOME                                      $514,577          $348,183
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 27,765          $ 19,852
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $486,812          $328,331
                                                ========          ========
NET INCOME per unit                             $   4.50          $   3.04
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Net Profits                                  $422,567        $  597,105
   Interest and other income                       6,225             5,056
   Gain on sale of Net Profits
      Interests                                  475,798           127,385
                                                --------        ----------
                                                $904,590        $  729,546

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $113,848        $  125,229
   Impairment provision                                -           902,042
   General and administrative
      (Note 2)                                    67,221            69,422
                                                --------        ----------
                                                $181,069        $1,096,693
                                                --------        ----------

NET INCOME (LOSS)                               $723,521       ($  367,147)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 40,419        $   22,481
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $683,102       ($  389,628)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   6.32       ($     3.61)
                                                ========        ==========
UNITS OUTSTANDING                                108,074           108,074
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $723,521         ($367,147)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                113,848           125,229
      Impairment provision                             -           902,042
      Gain on sale of Net Profits
        Interests                              ( 475,798)        ( 127,385)
      Decrease in accounts receivable -
        Net Profits                               32,088            59,383
      Increase in accounts receivable -
        General Partner                                -         (   2,306)
                                                --------          --------
Net cash provided by operating
   activities                                   $393,659          $589,816
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,147)        ($ 13,262)
   Proceeds from sale of Net Profits
      Interests                                  519,285           180,853
                                                --------          --------
Net cash provided by investing
   activities                                   $508,138          $167,591
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($804,224)        ($606,249)
                                                --------          --------
Net cash used by financing activities          ($804,224)        ($606,249)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 97,573          $151,158

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           503,622           293,296
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $601,195          $444,454
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                           COMBINED BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  418,892        $  369,191
   Accounts receivable:
      Net Profits                                104,589           135,331
                                              ----------        ----------
        Total current assets                  $  523,481        $  504,522

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,004,553         1,182,230
                                              ----------        ----------
                                              $1,528,034        $1,686,752
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   79,959)      ($   72,438)
   Limited Partners, issued and
      outstanding, 90,094 units                1,607,993         1,759,190
                                              ----------        ----------
        Total Partners' capital               $1,528,034        $1,686,752
                                              ----------        ----------
                                              $1,528,034        $1,686,752
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------         ---------

REVENUES:
   Net Profits                                 $153,230           $178,224
   Interest and other income                      1,925              2,202
   Gain on sale of Net Profits
      Interests                                 196,830             80,091
                                               --------           --------
                                               $351,985           $260,517

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 41,700           $ 53,991
   General and administrative
      (Note 2)                                   25,031             28,826
                                               --------           --------
                                               $ 66,731           $ 82,817
                                               --------           --------

NET INCOME                                     $285,254           $177,700
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $ 15,834           $ 10,935
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $269,420           $166,765
                                               ========           ========
NET INCOME per unit                            $   2.99           $   1.85
                                               ========           ========
UNITS OUTSTANDING                                90,094             90,094
                                               ========           ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------         ---------

REVENUES:
   Net Profits                                 $321,188           $469,338
   Interest and other income                      4,647              3,910
   Gain on sale of Net Profits
      Interests                                 255,015             80,091
                                               --------           --------
                                               $580,850           $553,339

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 87,775           $104,979
   Impairment provision                               -            727,893
   General and administrative
      (Note 2)                                   56,147             57,719
                                               --------           --------
                                               $143,922           $890,591
                                               --------           --------

NET INCOME (LOSS)                              $436,928          ($337,252)
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $ 25,125           $ 16,257
                                               ========           ========
LIMITED PARTNERS - NET INCOME (LOSS)           $411,803          ($353,509)
                                               ========           ========
NET INCOME (LOSS) per unit                     $   4.57          ($   3.92)
                                               ========           ========
UNITS OUTSTANDING                                90,094             90,094
                                               ========           ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $436,928         ($337,252)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                 87,775           104,979
      Impairment provision                             -           727,893
      Gain on sale of Net Profits
        Interests                              ( 255,015)        (  80,091)
      Decrease in accounts receivable -
        Net Profits                               30,742            44,933
      Decrease in accounts receivable -
        General Partner                                -             6,802
                                                --------          --------
Net cash provided by operating
   activities                                   $300,430          $467,264
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 15,276)        ($  8,677)
   Proceeds from sale of Net Profits
      Interests                                  360,193           168,805
                                                --------          --------
Net cash provided by investing
   activities                                   $344,917          $160,128
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($595,646)        ($476,166)
                                                --------          --------
Net cash used by financing activities          ($595,646)        ($476,166)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 49,701          $151,226

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           369,191           222,506
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $418,892          $373,732
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  772,210        $  685,628
   Accounts receivable:
      Net Profits                                197,418           254,470
                                              ----------        ----------
        Total current assets                  $  969,628        $  940,098

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,003,124         2,196,444
                                              ----------        ----------
                                              $2,972,752        $3,136,542
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  144,427)      ($  137,258)
   Limited Partners, issued and
      outstanding, 169,637 units               3,117,179         3,273,800
                                              ----------        ----------
        Total Partners' capital               $2,972,752        $3,136,542
                                              ----------        ----------
                                              $2,972,752        $3,136,542
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

          GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Net Profits                                  $284,321          $338,563
   Interest and other income                       3,730             4,215
   Gain on sale Net Profits
      Interests                                  497,106           142,486
                                                --------          --------
                                                $785,157          $485,264

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 77,390          $100,187
   General and administrative
      (Note 2)                                    47,130            54,254
                                                --------          --------
                                                $124,520          $154,441
                                                --------          --------

NET INCOME                                      $660,637          $330,823
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 35,941          $ 20,338
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $624,696          $310,485
                                                ========          ========
NET INCOME per unit                             $   3.68          $   1.83
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Net Profits                                $  597,661        $  876,433
   Interest and other income                       8,872             7,461
   Gain on sale Net Profits
      Interests                                  605,649           142,486
                                              ----------        ----------
                                              $1,212,182        $1,026,380

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  162,849        $  194,569
   Impairment provision                                -         1,413,917
   General and administrative
      (Note 2)                                   105,702           108,639
                                              ----------        ----------
                                              $  268,551        $1,717,125
                                              ----------        ----------

NET INCOME (LOSS)                             $  943,631       ($  690,745)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   53,252        $   29,429
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  890,379       ($  720,174)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     5.25       ($     4.25)
                                              ==========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  943,631       ($  690,745)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                162,849           194,569
      Impairment provision                             -         1,413,917
      Gain on sale of Net Profits
        Interests                            (   605,649)      (   142,486)
      Decrease in accounts receivable -
        Net Profits                               57,052            82,287
      Decrease in accounts receivable -
        General Partner                                -            13,568
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  557,883        $  871,110
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   29,131)      ($   15,966)
   Proceeds from sale of Net Profits
      Interests                                  665,251           327,690
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  636,120        $  311,724
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,107,421)      ($  885,178)
                                              ----------        ----------
Net cash used by financing activities        ($1,107,421)      ($  885,178)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $   86,582        $  297,656

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           685,628           415,354
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  772,210        $  713,010
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  173,407        $  243,903
   Accounts receivable:
      Net Profits                                215,428           301,060
                                              ----------        ----------
        Total current assets                  $  388,835        $  544,963

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,153,343         1,282,329
                                              ----------        ----------
                                              $1,542,178        $1,827,292
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  100,454)      ($   94,799)
   Limited Partners, issued and
      outstanding, 126,306 units               1,642,632         1,922,091
                                              ----------        ----------
        Total Partners' capital               $1,542,178        $1,827,292
                                              ----------        ----------
                                              $1,542,178        $1,827,292
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998               1997
                                               ---------          --------

REVENUES:
   Net Profits                                  $178,254          $317,362
   Interest and other income                       2,296             3,920
   Gain on sale of Net
      Profits Interests                            8,004             4,760
                                                --------          --------
                                                $188,554          $326,042

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 62,151          $111,787
   General and administrative
      (Note 2)                                    35,086            40,382
                                                --------          --------
                                                $ 97,237          $152,169
                                                --------          --------

NET INCOME                                      $ 91,317          $173,873
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  6,937          $ 12,970
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 84,380          $160,903
                                                ========          ========
NET INCOME per unit                             $    .67          $   1.27
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ---------        ----------

REVENUES:
   Net Profits                                  $418,646        $  724,735
   Interest and other income                       5,157             6,640
   Gain (loss) on sale of Net
      Profits Interests                           12,252       (     5,494)
                                                --------        ----------
                                                $436,055        $  725,881

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $131,544        $  228,815
   Impairment provision                                -           752,388
   General and administrative
      (Note 2)                                    78,674            78,669
                                                --------        ----------
                                                $210,218        $1,059,872
                                                --------        ----------

NET INCOME (LOSS)                               $225,837       ($  333,991)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 16,296        $   22,217
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $209,541       ($  356,208)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   1.66       ($     2.82)
                                                ========        ==========
UNITS OUTSTANDING                                126,306           126,306
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $225,837         ($333,991)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                131,544           228,815
      Impairment provision                             -           752,388
      (Gain) loss on sale of Net
        Profits Interests                      (  12,252)            5,494
      Decrease in accounts receivable -
        Net Profits                               85,632            83,016
                                                --------          --------
Net cash provided by operating
   activities                                   $430,761          $735,722
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  4,664)         $      -
   Proceeds from sale of Net Profits
      Interests                                   14,358           239,418
                                                --------          --------
Net cash provided by investing
   activities                                   $  9,694          $239,418
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($510,951)        ($788,079)
                                                --------          --------
Net cash used by financing activities          ($510,951)        ($788,079)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 70,496)         $187,061

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           243,903           345,876
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $173,407          $532,937
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  371,007        $  228,750
   Accounts receivable:
      Net Profits                                102,699           134,968
                                              ----------        ----------
        Total current assets                  $  473,706        $  363,718

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,151,964         1,257,789
                                              ----------        ----------
                                              $1,625,670        $1,621,507
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   78,279)      ($   74,683)
   Limited Partners, issued and
      outstanding, 118,449 units               1,703,949         1,696,190
                                              ----------        ----------
        Total Partners' capital               $1,625,670        $1,621,507
                                              ----------        ----------
                                              $1,625,670        $1,621,507
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

          GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)



                                                 1998              1997
                                               ---------         ---------

REVENUES:
   Net Profits                                  $182,110          $161,365
   Interest and other income                       2,770             2,759
   Gain on sale of Net Profits
      Interests                                  203,390            54,195
                                                --------          --------
                                                $388,270          $218,319

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 61,427          $ 66,428
   General and administrative
      (Note 2)                                    32,771            37,896
                                                --------          --------
                                                $ 94,198          $104,324
                                                --------          --------

NET INCOME                                      $294,072          $113,995
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 17,022          $  8,219
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $277,050          $105,776
                                                ========          ========
NET INCOME per unit                             $   2.34          $    .89
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

         GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)



                                                 1998              1997
                                               ---------        ----------

REVENUES:
   Net Profits                                  $430,496        $  502,680
   Interest and other income                       5,199             4,758
   Gain on sale of Net Profits
      Interests                                  340,014            54,195
                                                --------        ----------
                                                $775,709        $  561,633

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $119,624        $  151,942
   Impairment provision                                -         1,018,068
   General and administrative
      (Note 2)                                    73,681            76,477
                                                --------        ----------
                                                $193,305        $1,246,487
                                                --------        ----------

NET INCOME (LOSS)                               $582,404       ($  684,854)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 33,645        $   12,320
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $548,759       ($  697,174)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   4.63       ($     5.89)
                                                ========        ==========
UNITS OUTSTANDING                                118,449           118,449
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $582,404       ($  684,854)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                119,624           151,942
      Impairment provision                             -         1,018,068
      Gain on sale of Net Profits
        Interests                              ( 340,014)      (    54,195)
      Decrease in accounts receivable -
        Net Profits                               32,269           127,508
                                                --------        ----------
Net cash provided by operating
   activities                                   $394,283        $  558,469
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 36,915)       $        -
   Proceeds from sale of Net Profits
      Interests                                  363,130            66,494
                                                --------        ----------
Net cash provided by investing
   activities                                   $326,215        $   66,494
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($578,241)      ($  610,849)
                                                --------        ----------
Net cash used by financing activities          ($578,241)      ($  610,849)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $142,257        $   14,114

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           228,750           247,540
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $371,007        $  261,654
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  310,808        $  362,957
   Accounts receivable:
      Net Profits                                166,775           291,352
                                              ----------        ----------
        Total current assets                  $  477,583        $  654,309

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               2,289,654         2,457,809
                                              ----------        ----------
                                              $2,767,237        $3,112,118
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  104,861)      ($   96,514)
   Limited Partners, issued and
      outstanding, 143,041 units               2,872,098         3,208,632
                                              ----------        ----------
        Total Partners' capital               $2,767,237        $3,112,118
                                              ----------        ----------
                                              $2,767,237        $3,112,118
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Net Profits                                  $279,345          $407,320
   Interest and other income                       3,418             5,272
   Gain on sale of Net Profits
      Interests                                   68,179            21,938
                                                --------          --------
                                                $350,942          $434,530

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $101,519          $173,910
   General and administrative
      (Note 2)                                    39,872            45,041
                                                --------          --------
                                                $141,391          $218,951
                                                --------          --------

NET INCOME                                      $209,551          $215,579
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 14,367          $ 17,471
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $195,184          $198,108
                                                ========          ========
NET INCOME per unit                             $   1.37          $   1.39
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------        ----------

REVENUES:
   Net Profits                                  $617,373        $  951,960
   Interest and other income                       7,435             8,451
   Gain on sale of Net Profits
      Interests                                  134,525            25,958
                                                --------        ----------
                                                $759,333        $  986,369

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $198,462        $  326,518
   Impairment provision                                -           898,584
   General and administrative
      (Note 2)                                    89,258            92,690
                                                --------        ----------
                                                $287,720        $1,317,792
                                                --------        ----------

NET INCOME (LOSS)                               $471,613       ($  331,423)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 31,147        $   32,010
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $440,466       ($  363,433)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   3.08       ($     2.54)
                                                ========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $471,613       ($  331,423)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                198,462           326,518
      Impairment provision                             -           898,584
      Gain on sale of Net Profits
        Interests                              ( 134,525)      (    25,958)
      Decrease in accounts receivable -
        Net Profits                              124,577           183,504
      Increase in accounts receivable -
        General Partner                                -       (     5,854)
                                                --------        ----------
Net cash provided by operating
   activities                                   $660,127        $1,045,371
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 41,219)      ($    7,789)
   Proceeds from sale of Net Profits
      Interests                                  145,437            31,288
                                                --------        ----------
Net cash provided by investing
   activities                                   $104,218        $   23,499
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($816,494)      ($1,013,831)
                                                --------        ----------
Net cash used by financing activities          ($816,494)      ($1,013,831)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 52,149)       $   55,039

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           362,957           319,699
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $310,808        $  374,738
                                                ========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 1998, combined statements of operations for the three and six months ended June 30, 1998 and 1997, and combined statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1998, the combined results of operations for the three and six months ended June 30, 1998 and 1997, and the combined cash flows for the six months ended June 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the owners of the Working Interests to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the net profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.

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

                  Partnership               Amount
                  -----------             -----------
                    P-1                    $  902,042
                    P-2                       727,893
                    P-3                     1,413,917
                    P-4                       752,388
                    P-5                     1,018,068
                    P-6                       898,584

      No such charge was recorded in the six months ended June 30, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

            The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                   $1,488                  $28,440
               P-2                    1,322                   23,709
               P-3                    2,490                   44,640
               P-4                    1,846                   33,240
               P-5                    1,601                   31,170
               P-6                    2,231                   37,641

      During the six months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $10,341                  $56,880
               P-2                    8,729                   47,418
               P-3                   16,422                   89,280
               P-4                   12,194                   66,480
               P-5                   11,341                   62,340
               P-6                   13,976                   75,282

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the six months ended June 30, 1998 include proceeds from the sale of Net Profits Interests during the six months ended June 30, 1998. These proceeds received during the first quarter were included in Partnerships' cash distributions paid during May 1998, and the proceeds received during the second quarter will be included in the Partnerships' cash distributions to be paid in August 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $203,439         $317,208
      Barrels produced                               7,997            8,543
      Mcf produced                                  72,268           91,125
      Average price/Bbl                           $  15.89         $  18.23
      Average price/Mcf                           $   1.84         $   2.48

      As shown in the table above, Net Profits decreased $113,769 (35.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $19,000 and $46,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $47,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 546 barrels and 18,857 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and the six months ended June 30, 1998, (ii) normal declines in production due to diminished reserves on several significant wells during the three months ended June 30, 1998, and (iii) positive prior period volume adjustments made by a purchaser on two significant wells during the three months ended June 30, 1997. Average oil and gas prices decreased to $15.89 per barrel and $1.84 per Mcf, respectively, for the three months ended June 30, 1998 from $18.23 per barrel and $2.48 per Mcf, respectively, for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-1 Partnership sold certain Net Profits Interests during the three months ended June 30, 1998 and recognized a $392,604 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the P-1 Partnership recognizing similar gains totaling $127,385.

      Depletion of Net Profits Interests decreased $10,433 (16.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, this expense increased to 26.6% for the three months ended June 30, 1998 from 20.3% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $4,730 (13.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 14.7% for the three months ended June 30, 1998 from 10.9% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $422,567         $597,105
      Barrels produced                              14,957           17,127
      Mcf produced                                 163,254          173,479
      Average price/Bbl                           $  15.08         $  19.58
      Average price/Mcf                           $   1.96         $   2.42

      As shown in the table above, Net Profits decreased $174,538 (29.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $67,000 and $75,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $42,000 and $25,000, respectively, were related to the decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $35,000 related to a decrease in production expenses incurred by owners of the Working Interests. Volumes of oil and gas sold decreased 2,170 barrels and 10,225 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from the (i) sale of several wells during 1997 and the six months ended June 30, 1998 and (ii) normal declines in production due to diminished reserves on several significant wells during the six months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from the (i) sale of several significant wells during 1997 and the six months ended June 30, 1998 and (ii) normal declines in production due to diminished reserves on several wells during the six months ended June 30, 1998, which decreases were partially offset by an increase that resulted from negative prior period volume adjustments made by a purchaser on one significant well during the six months ended June 30, 1997. The decrease in production expenses resulted primarily from
      (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $15.08 per barrel and $1.96 per Mcf, respectively, for the six months ended June 30, 1998 from $19.58 per barrel and $2.42 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-1 Partnership sold certain Net Profits Interests during the six months ended June 30, 1998 and recognized a $475,798 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the P-1 Partnership recognizing similar gains totaling $127,385.

      Depletion of Net Profits Interests decreased $11,381 (9.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, this expense increased to 26.9% for the six months ended June 30, 1998 from 21.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The P-1 Partnership recognized a non-cash charge against earnings of $902,042 during the six months ended June 30, 1997. Of this amount,
      $113,945  was  related  to the  decline  in oil  and  gas  prices  used to determine future cash flows from the P-1 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,097 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-1 Partnership's level of permissible indirect drilling activity through its affiliated programs. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $2,201 (3.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 15.9% for the six months ended June 30, 1998 from 11.6% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1998  were  $10,772,558  or  99.68%  of  the  Limited   Partners'  capital
      contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $153,230         $178,224
      Barrels produced                               5,581            6,061
      Mcf produced                                  59,874           78,104
      Average price/Bbl                           $  15.84         $  18.25
      Average price/Mcf                           $   1.89         $   1.56

      As shown in the table above, Net Profits decreased $24,994 (14.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $13,000 was related to a decrease in the average price of oil sold and approximately $9,000 and $28,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $20,000 related to an increase in the average price of gas sold and an increase of approximately $6,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 480 barrels and 18,230 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and the six months ended June 30, 1998, (ii) normal declines in production due to diminished reserves on several significant wells during the three months ended June 30, 1998, and (iii) positive prior period volume adjustments made by purchasers on two significant wells during the three months ended June 30, 1997. Average oil prices decreased to $15.84 per barrel for the three months ended June 30, 1998 from $18.25 per barrel for the three months ended June 30, 1997. Average gas prices increased to $1.89 per Mcf for the three months ended June 30, 1998 from $1.56 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-2 Partnership sold certain Net Profits Interests during the three months ended June 30, 1998 and recognized a $196,830 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the P-2 Partnership recognizing similar gains totaling $80,091.

      Depletion of Net Profits Interests decreased $12,291 (22.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, this expense decreased to 27.2% for the three months ended June 30, 1998 from 30.3% for the three months ended June 30, 1997. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $3,795 (13.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, these expenses remained relatively constant at 16.3% for the three months ended June 30, 1998 and 16.2% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $321,188         $469,338
      Barrels produced                              10,522           12,143
      Mcf produced                                 133,377          149,715
      Average price/Bbl                           $  15.04         $  19.59
      Average price/Mcf                           $   1.98         $   2.47

      As shown in the table above, Net Profits decreased $148,150 (31.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $48,000 and $65,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $32,000 and $40,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases in Net Profits were partially offset by an increase of approximately $37,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,621 barrels and 16,338 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1997 and the six months ended June 30, 1998 and (ii) normal declines in production due to diminished reserves on several significant wells during the six months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from the (i) sale of several wells during 1997 and the six months ended June 30, 1998 and (ii) normal declines in production due to diminished reserves on several significant wells during the six months ended June 30, 1998, which decreases were partially offset by a negative prior period volume adjustment made by a purchaser on one significant well during the six months ended June 30, 1997. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $15.04 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998 from $19.59 per barrel and $2.47 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-2 Partnership sold certain Net Profits Interests during the six months ended June 30, 1998 and recognized a $255,015 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the P-2 Partnership recognizing similar gains totaling $80,091.

      Depletion of Net Profits Interests decreased $17,204 (16.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, this expense increased to 27.3% for the six months ended June 30, 1998 from 22.4% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The P-2 Partnership recognized a non-cash charge against earnings of $727,893 during the six months ended June 30, 1997. Of this amount,
      $113,005  was  related  to the  decline  in oil  and  gas  prices  used to determine future cash flows from the P-2 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $614,888 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-2 Partnership's level of permissible indirect drilling activity through its affiliated programs. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $1,572 (2.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 17.5% for the six months ended June 30, 1998 from 12.3% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1998  were  $8,225,561  or  91.30%  of  the  Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $284,321         $338,563
      Barrels produced                              10,316           11,179
      Mcf produced                                 112,015          147,613
      Average price/Bbl                           $  15.84         $  18.25
      Average price/Mcf                           $   1.89         $   1.62

      As shown in the table above, Net Profits decreased $54,242 (16.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $25,000 was related to a decrease in the average price of oil sold and approximately $16,000 and $57,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $30,000 related to an increase in the average price of gas sold and an increase of approximately $14,000 related to decreases in production expenses incurred by the owners of the Working Interests.

      Volumes of oil and gas sold decreased 863 barrels and 35,598 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and the six months ended June 30, 1998, (ii) normal declines in production due to diminished reserves on several significant wells during the three months ended June 30, 1998, and (iii) positive prior period volume adjustments made by purchasers on two significant wells during the three months ended June 30, 1997. Average oil prices decreased to $15.84 per barrel for the three months ended June 30, 1998 from $18.25 per barrel for the three months ended June 30, 1997. Average gas prices increased to $1.89 per Mcf for the three months ended June 30, 1998 from $1.62 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-3 Partnership sold certain Net Profits Interests during the three months ended June 30, 1998 and recognized a $497,106 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the P-3 Partnership recognizing similar gains totaling $142,486.

      Depletion of Net Profits Interests decreased $22,797 (22.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended June 30, 1998. As a percentage of Net Profits, this expense decreased to 27.2% for the three months ended June 30, 1998 from 29.6% for the three months ended June 30, 1997. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $7,124 (13.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, these expenses remained relatively constant at 16.6% for the three months ended June 30, 1998 and 16.0% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $597,661         $876,433
      Barrels produced                              19,459           22,418
      Mcf produced                                 249,200          282,427
      Average price/Bbl                           $  15.04         $  19.60
      Average price/Mcf                           $   1.98         $   2.47

      As shown in the table above, Net Profits decreased $278,772 (31.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $89,000 and $122,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $58,000 and $82,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $73,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 2,959 barrels and 33,227 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1997 and the six months ended June 30, 1998 and (ii) normal declines in production due to diminished reserves on several significant wells during the six months ended June 30, 1998. The decreases in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and the six months ended June 30, 1998 and (ii) normal declines in production due to diminished reserves on several significant wells during the six months ended June 30, 1998, which decreases were partially offset by an increase that resulted from negative prior period volume adjustments made by a purchaser on one significant well during the six months ended June 30, 1997. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $15.04 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998 from $19.60 per barrel and $2.47 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-3 Partnership sold certain Net Profits Interests during the six months ended June 30, 1998 and recognized a $605,649 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the P-3 Partnership recognizing similar gains totaling $142,486.

      Depletion of Net Profits Interests decreased $31,720 (16.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, this expense increased to 27.2% for the six months ended June 30, 1998 from 22.2% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The P-3 Partnership recognized a non-cash charge against earnings of $1,413,917 during the six months ended June 30, 1997. Of this amount, $220,449 was related to the decline in oil and gas prices used to determine future cash flows from the P-3 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $1,193,468 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-3 Partnership's level of permissible indirect drilling activity through its affiliated programs. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $2,937 (2.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 17.7% for the six months ended June 30, 1998 from 12.4% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1998  were  $14,839,401  or  87.48%  of  the  Limited   Partners'  capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $178,254         $317,362
      Barrels produced                               4,443            5,097
      Mcf produced                                  93,251          136,684
      Average price/Bbl                           $  12.29         $  18.90
      Average price/Mcf                           $   2.25         $   2.36

      As shown in the table above, Net Profits decreased $139,108 (43.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $29,000 was related to a decrease in the average price of oil sold and approximately $102,000 was related to a decrease in volumes of gas sold, which decreases were partially offset by an increase of approximately $15,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 654 barrels and 43,433 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on several significant wells during the three months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and the six months ended June 30,1998 and (ii) normal declines in production due to diminished reserves on several significant wells during the three months ended June 30, 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above, which decreases were partially offset by an increase in ad valorem taxes during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Average oil and gas prices decreased to $12.29 per barrel and $2.25 per Mcf, respectively, for the three months ended June 30, 1998 from $18.90 per barrel and $2.36 per Mcf, respectively, for the three months ended June 30, 1997.

      Depletion of Net Profits Interests decreased $49,636 (44.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense remained relatively constant at 34.9% for the three months ended June 30, 1998 and 35.2% for the three months ended June 30, 1997.

      General and administrative expenses decreased $5,296 (13.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 19.7% for the three months ended June 30, 1998 from 12.7% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $418,646         $724,735
      Barrels produced                               9,276           10,511
      Mcf produced                                 198,128          279,299
      Average price/Bbl                           $  13.48         $  20.36
      Average price/Mcf                           $   2.23         $   2.55

      As shown in the table above, Net Profits decreased $306,089 (42.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $64,000 and $62,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $207,000 was related to a decrease in volumes of gas sold, which decreases were partially offset by an increase of approximately $52,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,235 barrels and 81,171 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on several significant wells during the six months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and the six months ended June 30, 1998 and (ii) normal declines in production due to diminished reserves on several significant wells during the six months ended June 30, 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $13.48 per barrel and $2.23 per Mcf, respectively, for the six months ended June 30, 1998 from $20.36 per barrel and $2.55 per Mcf, respectively, for the six months ended June 30, 1997.

      Depletion of Net Profits Interests decreased $97,271 (42.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense remained relatively constant at 31.4% for the six months ended June 30, 1998 and 31.6% for the six months ended June 30, 1997.

      The P-4 Partnership recognized a non-cash charge against earnings of $752,388 during the six months ended June 30, 1997. Of this amount, $84,059 was related to the decline in oil and gas prices used to determine future cash flows from the P-4 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $668,329 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-4 Partnership's level of permissible indirect drilling activity through its affiliated programs. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses remained relatively constant for the six months ended June 30, 1998 and the six months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 18.8% for the six months ended June 30, 1998 from 10.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1998  were  $11,894,945  or  94.18%  of  the  Limited   Partners'  capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $182,110         $161,365
      Barrels produced                               1,605            1,918
      Mcf produced                                 133,220          113,044
      Average price/Bbl                           $  12.26         $  21.83
      Average price/Mcf                           $   1.68         $   1.55

      As shown in the table above, Net Profits increased $20,745 (12.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this increase, approximately $31,000 was related to an increase in the volumes of gas sold and approximately $17,000 was related to an increase in the average price of gas sold. These increases in Net Profits were partially offset by decreases of approximately (i) $7,000 related to a decrease in the volumes of oil sold, (ii) $15,000 related to a decrease in the average price of oil sold, and (iii) $6,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 313 barrels while volumes of gas sold increased 20,176 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of several wells during 1997 and normal declines in production due to diminished reserves on two significant wells during the three months ended June 30, 1998. The increase in volumes of gas sold resulted primarily from the successful recompletion of a well to a new zone during 1998 and a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 1998. The increase in production expenses resulted primarily from the increase in volumes of gas sold. Average oil prices decreased to $12.26 per barrel for the three months ended June 30, 1998 from $21.83 per barrel for the three months ended June 30, 1997. Average gas prices increased to $1.68 per Mcf for the three months ended June 30, 1998 from $1.55 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-5 Partnership sold certain Net Profits Interests during the three months ended June 30, 1998 and recognized a $203,390 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the P-5 Partnership recognizing similar gains totaling $54,195.

      Depletion of Net Profits Interests decreased $5,001 (7.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997, which decrease was partially offset by the increase in volumes of gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, this expense decreased to 33.7% for the three months ended June 30, 1998 from 41.2% for the three months ended June 30, 1997. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in Depletion of Net Profits Interests discussed above.

      General and administrative expenses decreased $5,125 (13.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily a result of a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, these expenses decreased to 18.0% for the three months ended June 30, 1998 from 23.5% for the three months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses and the increase in Net Profits discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $430,496         $502,680
      Barrels produced                               3,400            4,185
      Mcf produced                                 257,793          259,781
      Average price/Bbl                           $  14.99         $  21.27
      Average price/Mcf                           $   2.00         $   2.14

      As shown in the table above, Net Profits decreased $72,184 (14.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $21,000 and $36,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $17,000 was related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 785 barrels and 1,988 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of several wells during 1997 and the normal decline in production due to diminished oil reserves on three significant wells during the six months ended June 30, 1998. Average oil and gas prices decreased to $14.99 per barrel and $2.00 per Mcf, respectively, for the six months ended June 30, 1998 from $21.27 per barrel and $2.14 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-5 Partnership sold certain Net Profits Interests during the six months ended June 30, 1998 and recognized a $340,014 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the P-5 Partnership recognizing similar gains totaling $54,195.

      Depletion of Net Profits Interests decreased $32,318 (21.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 27.8% for the six months ended June 30, 1998 from 30.2% for the six months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests discussed above.

      The P-5 Partnership recognized a non-cash charge against earnings of $1,018,068 during the six months ended June 30, 1997. Of this amount, $122,458 was related to the decline in oil and gas prices used to determine future cash flows from the P-5 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $895,610 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-5 Partnership's level of permissible indirect drilling activity through its affiliated programs. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $2,796 (3.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 17.1% for the six months ended June 30, 1998 from 15.2% for the six months ended June 30, 1997.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1998  were  $6,896,759  or  58.23%  of  the  Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $279,345         $407,320
      Barrels produced                               3,236            4,516
      Mcf produced                                 226,194          270,185
      Average price/Bbl                           $  11.89         $  20.56
      Average price/Mcf                           $   1.78         $   1.80

      As shown in the table above, Net Profits decreased $127,975 (31.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $26,000 and $79,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $28,000 was related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 1,280 barrels and 43,991 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from normal declines in production due to diminished reserves on several significant wells during the three months ended June 30, 1998. Average oil prices decreased to $11.89 per barrel for the three months ended June 30, 1998 from $20.56 per barrel for the three months ended June 30, 1997. Average gas prices remained relatively constant at $1.78 per Mcf for the three months ended June 30, 1998 and $1.80 per Mcf for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-6 Partnership sold certain Net Profits Interests during the three months ended June 30, 1998 and recognized a $68,179 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the P-6 Partnership recognizing similar gains totaling $21,938.

      Depletion of Net Profits Interests decreased $72,391 (41.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 36.3% for the three months ended June 30, 1998 from 42.7% for the three months ended June 30, 1997. This percentage decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves discussed above.

      General and administrative expenses decreased $5,169 (11.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 14.3% for the three months ended June 30, 1998 from 11.1% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $617,373         $951,960
      Barrels produced                               6,897            8,819
      Mcf produced                                 438,770          505,235
      Average price/Bbl                           $  14.10         $  20.89
      Average price/Mcf                           $   1.92         $   2.30

      As shown in the table above, Net Profits decreased $334,587 (35.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $47,000 and $165,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $40,000 and $153,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases in Net Profits were partially offset by an increase of approximately $70,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,922 barrels and 66,465 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from normal declines in production due to diminished reserves on several significant wells during the six months ended June 30, 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $14.10 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1998 from $20.89 per barrel and $2.30 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-6 Partnership sold certain Net Profits Interests during the six months ended June 30, 1998 and recognized a $134,525 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the P-6 Partnership recognizing similar gains totaling $25,958.

      Depletion of Net Profits Interests decreased $128,056 (39.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense decreased to 32.1% for the six months ended June 30, 1998 from 34.3% for the six months ended June 30, 1997. This percentage decrease was primarily due to the upward revisions in estimates of remaining reserves discussed above.

      The P-6 Partnership recognized a non-cash charge against earnings of $898,584 during the six months ended June 30, 1997. Of this amount,
      $444,990  was  related  to the  decline  in oil  and  gas  prices  used to determine future cash flows from the P-6 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $453,594 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and partnership agreement provisions which limit the P-6 Partnership's level of permissible indirect drilling activity through its affiliated programs. No similar charges were necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $3,432 (3.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of Net Profits, these expenses increased to 14.5% for the six months ended June 30, 1998 from 9.7% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1998  were  $9,225,248  or  64.49%  of  the  Limited   Partners'   capital
      contributions.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 1998              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 1998              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.