Form 10-Q
period 1998-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1998-11-16
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998

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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                           COMBINED BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  134,319        $  503,622
   Accounts receivable:
      Net Profits                                 91,997           164,644
                                              ----------        ----------
        Total current assets                  $  226,316        $  668,266

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,215,168         1,408,420
                                              ----------        ----------
                                              $1,441,484        $2,076,686
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   89,247)      ($   87,415)
   Limited Partners, issued and
      outstanding, 108,074 units               1,530,731         2,164,101
                                              ----------        ----------
        Total Partners' capital               $1,441,484        $2,076,686
                                              ----------        ----------
                                              $1,441,484        $2,076,686
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                --------          --------

REVENUES:
   Net Profits                                  $114,886          $270,199
   Interest and other income                       4,241             3,401
   Gain (loss) on sale of Net
      Profits Interests                        (   1,791)            3,860
                                                --------          --------
                                                $117,336          $277,460

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 48,122          $ 64,241
   General and administrative
      (Note 2)                                    30,953            30,421
                                                --------          --------
                                                $ 79,075          $ 94,662
                                                --------          --------

NET INCOME                                      $ 38,261          $182,798
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  7,733          $ 11,539
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 30,528          $171,259
                                                ========          ========
NET INCOME per unit                             $    .28          $   1.58
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Net Profits                                $  537,453        $  867,304
   Interest and other income                      10,466             8,457
   Gain on sale of Net Profits
      Interests                                  474,007           131,245
                                              ----------        ----------
                                              $1,021,926        $1,007,006

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  161,970        $  189,470
   Impairment provision                                -           902,042
   General and administrative
      (Note 2)                                    98,174            99,843
                                              ----------        ----------
                                              $  260,144        $1,191,355
                                              ----------        ----------

NET INCOME (LOSS)                             $  761,782       ($  184,349)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   48,152        $   34,020
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  713,630       ($  218,369)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     6.60       ($     2.02)
                                              ==========        ==========
UNITS OUTSTANDING                                108,074           108,074
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  761,782       ($  184,349)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                161,970           189,470
      Impairment provision                             -           902,042
      Gain on sale of Net Profits
        Interests                            (   474,007)      (   131,245)
      Decrease in accounts receivable -
        Net Profits                               72,647            43,563
      Increase in accounts receivable -
        General Partner                                -       (    21,749)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  522,392        $  797,732
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   13,756)      ($   18,310)
   Proceeds from sale of Net Profits
      Interests                                  519,045           227,430
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  505,289        $  209,120
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,396,984)      ($1,051,865)
                                              ----------        ----------
Net cash used by financing activities        ($1,396,984)      ($1,051,865)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  369,303)      ($   45,013)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           503,622           293,296
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  134,319        $  248,283
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                           COMBINED BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS


                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  104,934       $  369,191
   Accounts receivable:
      Net Profits                                  72,603          135,331
                                               ----------       ----------
        Total current assets                   $  177,537       $  504,522

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  968,013        1,182,230
                                               ----------       ----------
                                               $1,145,550       $1,686,752
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   80,928)     ($   72,438)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,226,478        1,759,190
                                               ----------       ----------
        Total Partners' capital                $1,145,550       $1,686,752
                                               ----------       ----------
                                               $1,145,550       $1,686,752
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                1998               1997
                                              ---------          ---------

REVENUES:
   Net Profits                                 $89,003            $207,968
   Interest and other income                     2,978               2,702
   Gain (loss) on sale of Net
      Profits Interests                       (  1,378)              2,210
                                               -------            --------
                                               $90,603            $212,880

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $37,598            $ 52,479
   General and administrative
      (Note 2)                                  25,805              25,375
                                               -------            --------
                                               $63,403            $ 77,854
                                               -------            --------

NET INCOME                                     $27,200            $135,026
                                               =======            ========
GENERAL PARTNER - NET INCOME                   $ 2,715            $  8,715
                                               =======            ========
LIMITED PARTNERS - NET INCOME                  $24,485            $126,311
                                               =======            ========
NET INCOME per unit                            $   .27            $   1.40
                                               =======            ========
UNITS OUTSTANDING                               90,094              90,094
                                               =======            ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------         ---------

REVENUES:
   Net Profits                                 $410,191           $677,306
   Interest and other income                      7,625              6,612
   Gain on sale of Net Profits
      Interests                                 253,637             82,301
                                               --------           --------
                                               $671,453           $766,219

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $125,373           $157,458
   Impairment provision                               -            727,893
   General and administrative
      (Note 2)                                   81,952             83,094
                                               --------           --------
                                               $207,325           $968,445
                                               --------           --------

NET INCOME (LOSS)                              $464,128          ($202,226)
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $ 27,840           $ 24,972
                                               ========           ========
LIMITED PARTNERS - NET INCOME (LOSS)           $436,288          ($227,198)
                                               ========           ========
NET INCOME (LOSS) per unit                     $   4.84          ($   2.52)
                                               ========           ========
UNITS OUTSTANDING                                90,094             90,094
                                               ========           ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  464,128         ($202,226)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                125,373           157,458
      Impairment provision                             -           727,893
      Gain on sale of Net Profits
        Interests                            (   253,637)        (  82,301)
      Decrease in accounts receivable -
        Net Profits                               62,728            34,019
      Increase in accounts receivable -
        General Partner                                -         (   6,471)
                                              ----------          --------
Net cash provided by operating
   activities                                 $  398,592          $628,372
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   17,394)        ($ 26,895)
   Proceeds from sale of Net Profits
      Interests                                  359,875           201,403
                                              ----------          --------
Net cash provided by investing
   activities                                 $  342,481          $174,508
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,005,330)        ($850,083)
                                              ----------          --------
Net cash used by financing activities        ($1,005,330)        ($850,083)
                                              ----------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  264,257)        ($ 47,203)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           369,191           222,506
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  104,934          $175,303
                                              ==========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  196,106        $  685,628
   Accounts receivable:
      Net Profits                                137,904           254,470
                                              ----------        ----------
        Total current assets                  $  334,010        $  940,098

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,935,035         2,196,444
                                              ----------        ----------
                                              $2,269,045        $3,136,542
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  146,207)      ($  137,258)
   Limited Partners, issued and
      outstanding, 169,637 units               2,415,252         3,273,800
                                              ----------        ----------
        Total Partners' capital               $2,269,045        $3,136,542
                                              ----------        ----------
                                              $2,269,045        $3,136,542
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Net Profits                                  $166,755          $386,110
   Interest and other income                       5,626             5,215
   Gain (loss) on sale of Net
      Profits Interests                        (   2,558)            5,307
                                                --------          --------
                                                $169,823          $396,632

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 70,090          $ 96,687
   General and administrative
      (Note 2)                                    48,580            47,678
                                                --------          --------
                                                $118,670          $144,365
                                                --------          --------

NET INCOME                                      $ 51,153          $252,267
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  5,080          $ 16,220
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 46,073          $236,047
                                                ========          ========
NET INCOME per unit                             $    .27          $   1.39
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Net Profits                                $  764,416        $1,262,543
   Interest and other income                      14,498            12,676
   Gain on sale Net Profits
      Interests                                  603,091           147,793
                                              ----------        ----------
                                              $1,382,005        $1,423,012

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  232,939        $  291,256
   Impairment provision                                -         1,413,917
   General and administrative
      (Note 2)                                   154,282           156,317
                                              ----------        ----------
                                              $  387,221        $1,861,490
                                              ----------        ----------

NET INCOME (LOSS)                             $  994,784       ($  438,478)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   58,332        $   45,649
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  936,452       ($  484,127)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     5.52       ($     2.85)
                                              ==========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  994,784       ($  438,478)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                232,939           291,256
      Impairment provision                             -         1,413,917
      Gain on sale of Net Profits
        Interests                            (   603,091)      (   147,793)
      Decrease in accounts receivable -
        Net Profits                              116,566            63,039
      Increase in accounts receivable -
        General Partner                                -       (    10,917)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  741,198        $1,171,024
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   33,084)      ($   53,174)
   Proceeds from sale of Net Profits
      Interests                                  664,645           389,977
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  631,561        $  336,803
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,862,281)      ($1,595,111)
                                              ----------        ----------
Net cash used by financing activities        ($1,862,281)      ($1,595,111)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  489,522)      ($   87,284)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           685,628           415,354
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  196,106        $  328,070
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  164,373        $  243,903
   Accounts receivable:
      Net Profits                                173,447           301,060
                                              ----------        ----------
        Total current assets                  $  337,820        $  544,963

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,098,184         1,282,329
                                              ----------        ----------
                                              $1,436,004        $1,827,292
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  100,824)      ($   94,799)
   Limited Partners, issued and
      outstanding, 126,306 units               1,536,828         1,922,091
                                              ----------        ----------
        Total Partners' capital               $1,436,004        $1,827,292
                                              ----------        ----------
                                              $1,436,004        $1,827,292
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998               1997
                                               ---------          --------

REVENUES:
   Net Profits                                  $138,857          $288,543
   Interest and other income                       1,714             4,140
   Loss on sale of Net
      Profits Interests                        (     238)        (     571)
                                                --------          --------
                                                $140,333          $292,112

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 54,446          $ 97,298
   General and administrative
      (Note 2)                                    36,110            35,495
                                                --------          --------
                                                $ 90,556          $132,793
                                                --------          --------

NET INCOME                                      $ 49,777          $159,319
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  4,581          $ 11,650
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 45,196          $147,669
                                                ========          ========
NET INCOME per unit                             $    .36          $   1.17
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ---------        ----------

REVENUES:
   Net Profits                                  $557,503        $1,013,278
   Interest and other income                       6,871            10,780
   Gain (loss) on sale of Net
      Profits Interests                           12,014       (     6,065)
                                                --------        ----------
                                                $576,388        $1,017,993

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $185,990        $  326,113
   Impairment provision                                -           752,388
   General and administrative
      (Note 2)                                   114,784           114,164
                                                --------        ----------
                                                $300,774        $1,192,665
                                                --------        ----------

NET INCOME (LOSS)                               $275,614       ($  174,672)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 20,877        $   33,867
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $254,737       ($  208,539)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   2.02       ($     1.65)
                                                ========        ==========
UNITS OUTSTANDING                                126,306           126,306
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $275,614       ($  174,672)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                185,990           326,113
      Impairment provision                             -           752,388
      (Gain) loss on sale of Net
        Profits Interests                      (  12,014)            6,065
      Decrease in accounts receivable -
        Net Profits                              127,613            82,387
                                                --------        ----------
Net cash provided by operating
   activities                                   $577,203        $  992,281
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  4,726)      ($   16,738)
   Proceeds from sale of Net Profits
      Interests                                   14,895           241,920
                                                --------        ----------
Net cash provided by investing
   activities                                   $ 10,169        $  225,182
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($666,902)      ($1,312,996)
                                                --------        ----------
Net cash used by financing activities          ($666,902)      ($1,312,996)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 79,530)      ($   95,533)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           243,903           345,876
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $164,373        $  250,343
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  203,806       $  228,750
   Accounts receivable:
      Net Profits                                  77,073          134,968
                                               ----------       ----------
        Total current assets                   $  280,879       $  363,718

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,082,139        1,257,789
                                               ----------       ----------
                                               $1,363,018       $1,621,507
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   79,626)     ($   74,683)
   Limited Partners, issued and
      outstanding, 118,449 units                1,442,644        1,696,190
                                               ----------       ----------
        Total Partners' capital                $1,363,018       $1,621,507
                                               ----------       ----------
                                               $1,363,018       $1,621,507
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)



                                                 1998              1997
                                               ---------         ---------

REVENUES:
   Net Profits                                  $189,220          $248,233
   Interest and other income                       3,102             2,136
   Gain on sale of Net Profits
      Interests                                      803            14,650
                                                --------          --------
                                                $193,125          $265,019

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 65,403          $ 72,173
   General and administrative
      (Note 2)                                    33,873            33,294
                                                --------          --------
                                                $ 99,276          $105,467
                                                --------          --------

NET INCOME                                      $ 93,849          $159,552
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  7,154          $ 10,758
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 86,695          $148,794
                                                ========          ========
NET INCOME per unit                             $    .73          $   1.26
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)



                                                 1998              1997
                                               ---------        ----------

REVENUES:
   Net Profits                                  $619,716        $  750,913
   Interest and other income                       8,301             6,894
   Gain on sale of Net Profits
      Interests                                  340,817            68,845
                                                --------        ----------
                                                $968,834        $  826,652

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $185,027        $  224,115
   Impairment provision                                -         1,018,068
   General and administrative
      (Note 2)                                   107,554           109,771
                                                --------        ----------
                                                $292,581        $1,351,954
                                                --------        ----------

NET INCOME (LOSS)                               $676,253       ($  525,302)
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 40,799        $   23,078
                                                ========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)            $635,454       ($  548,380)
                                                ========        ==========
NET INCOME (LOSS) per unit                      $   5.36       ($     4.63)
                                                ========        ==========
UNITS OUTSTANDING                                118,449           118,449
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $676,253       ($  525,302)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                185,027           224,115
      Impairment provision                             -         1,018,068
      Gain on sale of Net Profits
        Interests                              ( 340,817)      (    68,845)
      Decrease in accounts receivable -
        Net Profits                               57,895            77,505
      Increase in accounts receivable -
        General Partner                                -       (     7,716)
                                                --------        ----------
Net cash provided by operating
   activities                                   $578,358        $  717,825
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 37,045)       $        -
   Proceeds from sale of Net Profits
      Interests                                  368,485            81,708
                                                --------        ----------
Net cash provided by investing
   activities                                   $331,440        $   81,708
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($934,742)      ($  874,288)
                                                --------        ----------
Net cash used by financing activities          ($934,742)      ($  874,288)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 24,944)      ($   74,755)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           228,750           247,540
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $203,806        $  172,785
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  253,745       $  362,957
   Accounts receivable:
      Net Profits                                 128,250          291,352
                                               ----------       ----------
        Total current assets                   $  381,995       $  654,309

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                2,175,229        2,457,809
                                               ----------       ----------
                                               $2,557,224       $3,112,118
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  106,522)     ($   96,514)
   Limited Partners, issued and
      outstanding, 143,041 units                2,663,746        3,208,632
                                               ----------       ----------
        Total Partners' capital                $2,557,224       $3,112,118
                                               ----------       ----------
                                               $2,557,224       $3,112,118
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998             1997
                                                --------         ---------

REVENUES:
   Net Profits                                  $256,471          $434,139
   Interest and other income                       2,925             3,744
   Gain (loss) on sale of Net
      Profits Interests                        (   1,421)            5,558
                                                --------          --------
                                                $257,975          $443,441

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $110,826          $155,616
   General and administrative
      (Note 2)                                    40,901            40,201
                                                --------          --------
                                                $151,727          $195,817
                                                --------          --------

NET INCOME                                      $106,248          $247,624
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,600          $ 18,419
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 96,648          $229,205
                                                ========          ========
NET INCOME per unit                             $    .67          $   1.60
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Net Profits                                $  873,844        $1,386,099
   Interest and other income                      10,360            12,195
   Gain on sale of Net Profits
      Interests                                  133,104            31,516
                                              ----------        ----------
                                              $1,017,308        $1,429,810

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  309,288        $  482,134
   Impairment provision                                -           898,584
   General and administrative
      (Note 2)                                   130,159           132,891
                                              ----------        ----------
                                              $  439,447        $1,513,609
                                              ----------        ----------

NET INCOME (LOSS)                             $  577,861       ($   83,799)
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   40,747        $   50,429
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME (LOSS)          $  537,114       ($  134,228)
                                              ==========        ==========
NET INCOME (LOSS) per unit                    $     3.75       ($      .94)
                                              ==========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  577,861       ($   83,799)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depletion of Net Profits
        Interests                                309,288           482,134
      Impairment provision                             -           898,584
      Gain on sale of Net Profits
        Interests                            (   133,104)      (    31,516)
      Decrease in accounts receivable -
        Net Profits                              163,102           142,867
      Increase in accounts receivable -
        General Partner                                -       (     2,649)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  917,147        $1,405,621
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   41,351)      ($    6,294)
   Proceeds from sale of Net Profits
      Interests                                  147,747            36,851
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  106,396        $   30,557
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,132,755)      ($1,401,780)
                                              ----------        ----------
Net cash used by financing activities        ($1,132,755)      ($1,401,780)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  109,212)       $   34,398

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           362,957           319,699
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  253,745        $  354,097
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 1998, combined statements of operations for the three and nine months ended September 30, 1998 and 1997, and combined statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1998, the combined results of operations for the three and nine months ended September 30, 1998 and 1997, and the combined cash flows for the nine months ended September 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      No such charge was recorded in the nine months ended September 30, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                   $2,513                  $28,440
               P-2                    2,096                   23,709
               P-3                    3,940                   44,640
               P-4                    2,870                   33,240
               P-5                    2,703                   31,170
               P-6                    3,260                   37,641

      During the nine months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $12,854                 $ 85,320
               P-2                   10,825                   71,127
               P-3                   20,362                  133,920
               P-4                   15,064                   99,720
               P-5                   14,044                   93,510
               P-6                   17,236                  112,923

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the nine months ended September 30, 1998 include proceeds from the sale of Net Profits Interests. The proceeds received during the first quarter of 1998 were included in the Partnerships' cash distributions paid in May 1998, the proceeds received during the second quarter of 1998 were included in the Partnerships' cash distributions paid in August 1998, and the proceeds received during the third quarter of 1998 will be included in the Partnerships' cash distributions to be paid in November 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.


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

      P-1 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $114,886         $270,199
      Barrels produced                               5,573            8,060
      Mcf produced                                  73,501           93,344
      Average price/Bbl                           $  11.14         $  17.65
      Average price/Mcf                           $   1.46         $   1.98

      As shown in the table above, Net Profits decreased $155,313 (57.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $36,000 and $39,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $44,000 and $39,000, respectively, were related to decreases in the volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $3,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 2,487 barrels and 19,843 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above, which decreases were partially offset by workover expenses incurred on one well during the three months ended September 30, 1998 in order to improve the recovery of reserves. Average oil and gas prices decreased to $11.14 per barrel and $1.46 per Mcf, respectively, for the three months ended September 30, 1998 from $17.65 per barrel and $1.98 per Mcf, respectively, for the three months ended September 30, 1997.

      Depletion of Net Profits Interests decreased $16,119 (25.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 41.9% for the three months ended September 30, 1998 from 23.8% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $532 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 26.9% for the three months ended September 30, 1998 from 11.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      The P-1 Partnership achieved payout during the three months ended September 30, 1998. After payout, operations and revenues for the P-1
      Partnership have been and will be allocated using the after payout percentages included in the Partnership's limited partnership agreements. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. (Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.) See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 for a further discussion of pre and post payout allocations of income and expense.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $537,453         $867,304
      Barrels produced                              20,530           25,187
      Mcf produced                                 236,755          266,823
      Average price/Bbl                           $  14.01         $  18.96
      Average price/Mcf                           $   1.80         $   2.27

      As shown in the table above, Net Profits decreased $329,851 (38.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $102,000 and $109,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $88,000 and $68,000, respectively, were related to the decreases in volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $37,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 4,657 barrels and 30,068 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and 1998. Average oil and gas prices decreased to $14.01 per barrel and $1.80 per Mcf, respectively, for the nine months ended September 30, 1998 from $18.96 per barrel and $2.27 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-1 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1998 and recognized a $474,007 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the P-1 Partnership recognizing similar gains totaling $131,245.

      Depletion of Net Profits Interests decreased $27,500 (14.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 30.1% for the nine months ended September 30, 1998 from 21.8% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The P-1 Partnership recognized a non-cash charge against earnings of $902,042 during the nine months ended September 30, 1997. Of this amount, $113,945 was related to the decline in oil and gas prices used to determine future cash flows from the P-1 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,097 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limit the P-1 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $1,669 (1.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 18.3% for the nine months ended September 30, 1998 from 11.5% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      The P-1 Partnership achieved payout during the nine months ended September 30, 1998. After payout, operations and revenues for the P-1 Partnership have been and will be allocated using the after payout percentages included in the Partnership's limited partnership agreements. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. (Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.) See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 for a further discussion of pre and post payout allocations of income and expense.

      Cumulative cash distributions to the Limited Partners through September 30, 1998 were $11,360,558 or 105.12% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1998              1997
                                                  -------          --------
      Net Profits                                 $89,003          $207,968
      Barrels produced                              3,862             5,737
      Mcf produced                                 61,006            76,840
      Average price/Bbl                           $ 11.00          $  17.68
      Average price/Mcf                           $  1.52          $   2.02

      As shown in the table above, Net Profits decreased $118,965 (57.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $26,000 and $30,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $33,000 and $32,000, respectively, were related to decreases in the volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $2,000 related to decreases in production expenses incurred by owners of the Working Interests. Volumes of oil and gas sold decreased 1,875 barrels and 15,834 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above, which decreases were partially offset by workover expenses incurred on one well during the three months ended September 30, 1998 in order to improve the recovery of reserves. Average oil and gas prices decreased to $11.00 per barrel and $1.52 per Mcf, respectively, for the three months ended September 30, 1998 from $17.68 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1997.

      Depletion of Net Profits Interests decreased $14,881 (28.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 42.2% for the three months ended September 30, 1998 from 25.2% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $430 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 29.0% for the three months ended September 30, 1998 from 12.2% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $410,191         $677,306
      Barrels produced                              14,384           17,880
      Mcf produced                                 194,383          226,555
      Average price/Bbl                           $  13.95         $  18.98
      Average price/Mcf                           $   1.83         $   2.31

      As shown in the table above, Net Profits decreased $267,115 (39.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $72,000 and $93,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $66,000 and $74,000, respectively, were related to decreases in the volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $39,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 3,496 barrels and 32,172 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and 1998. Average oil and gas prices decreased to $13.95 per barrel and $1.83 per Mcf, respectively, for the nine months ended September 30, 1998 from $18.98 per barrel and $2.31 per Mcf, respectively, for the nine months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-2 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1998 and recognized a $253,637 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the P-2 Partnership recognizing similar gains totaling $82,301.

      Depletion of Net Profits Interests decreased $32,085 (20.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 30.6% for the nine months ended September 30, 1998 from 23.2% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The P-2 Partnership recognized a non-cash charge against earnings of $727,893 during the nine months ended September 30, 1997. Of this amount, $113,005 was related to the decline in oil and gas prices used to determine future cash flows from the P-2 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $614,888 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limit the P-2 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during the nine months ended September 30, 1998. General and administrative expenses decreased $1,142 (1.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 20.0% for the nine months ended September 30, 1998 from 12.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 1998 were $8,631,561 or 95.81% of the Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $166,755         $386,110
      Barrels produced                               7,192           10,597
      Mcf produced                                 114,354          143,604
      Average price/Bbl                           $  11.05         $  17.70
      Average price/Mcf                           $   1.52         $   2.01

      As shown in the table above, Net Profits decreased $219,355 (56.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $48,000 and $56,000, respectively, were related to the decreases in the average prices of oil and gas sold and approximately $60,000 and $59,000, respectively, were related to decreases in the volumes of oil and gas sold. The decrease in Net Profits was partially offset by an increase of approximately $4,000 related to decreases in production expenses incurred by owners of the Working Interests. Volumes of oil and gas sold decreased 3,405 barrels and 29,250 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above, which decreases were partially offset by workover expenses incurred on one well during the three months ended September 30, 1998 in order to improve the recovery of reserves. Average oil and gas prices decreased to $11.05 per barrel and $1.52 per Mcf, respectively, for the three months ended September 30, 1998 from $17.70 per barrel and $2.01 per Mcf, respectively, for the three months ended September 30, 1997.

      Depletion of Net Profits Interests decreased $26,597 (27.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 42.0% for the three months ended September 30, 1998 from 25.0% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. General and administrative expenses increased $902 (1.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 29.1% for the three months ended September 30, 1998 from 12.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998            1997
                                                  --------       ----------
      Net Profits                                 $764,416       $1,262,543
      Barrels produced                              26,651           33,015
      Mcf produced                                 363,554          426,031
      Average price/Bbl                           $  13.96       $    18.99
      Average price/Mcf                           $   1.84       $     2.32

      As shown in the table above, Net Profits decreased $498,127 (39.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $134,000 and $175,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $121,000 and $144,000, respectively, were related to decreases in the volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $76,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 6,364 barrels and 62,477 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and 1998. Average oil and gas prices decreased to $13.96 per barrel and $1.84 per Mcf, respectively, for the nine months ended September 30, 1998 from $18.99 per barrel and $2.32 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-3 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1998 and recognized a $603,091 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the P-3 Partnership recognizing similar gains totaling $147,793.

      Depletion of Net Profits Interests decreased $58,317 (20.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 30.5% for the nine months ended September 30, 1998 from 23.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended

      September 30, 1998 as compared to the nine months ended September 30, 1997. The P-3 Partnership recognized a non-cash charge against earnings of $1,413,917 during the nine months ended September 30, 1997. Of this amount, $220,449 was related to the decline in oil and gas prices used to determine future cash flows from the P-3 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $1,193,468 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limit the P-3 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during the nine months ended September 30, 1998. General and administrative expenses decreased $2,035 (1.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 20.2% for the nine months ended September 30, 1998 from 12.4% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash distributions to the Limited Partners through September 30, 1998 were $15,587,401 or 91.89% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $138,857         $288,543
      Barrels produced                               3,835            4,422
      Mcf produced                                  82,033          119,051
      Average price/Bbl                           $  11.96         $  19.20
      Average price/Mcf                           $   1.99         $   2.26

      As shown in the table above, Net Profits decreased $149,686 (51.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $28,000 and $22,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $84,000 was related to a decrease in the volumes of gas sold. Volumes of oil and gas sold decreased 587 barrels and 37,018 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from a normal decline in production due to diminishing reserves on two significant wells. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and 1998, (ii) a normal decline in production due to diminishing reserves on one significant well, and (iii) a negative prior period volume adjustment made by a purchaser on one significant well during the three months ended September 30, 1998. Production expenses increased approximately $5,000 primarily due to workover expenses incurred on one well during the three months ended September 30, 1998 in order to improve the recovery of reserves, partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $11.96 per barrel and $1.99 per Mcf, respectively, for the three months ended September 30, 1998 from $19.20 per barrel and $2.26 per Mcf, respectively, for the three months ended September 30, 1997.

      Depletion of Net Profits Interests decreased $42,852 (44.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 39.2% for the three months ended September 30, 1998 from 33.7% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $615 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 26.0% for the three months ended September 30, 1998 from 12.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998             1997
                                                  --------       ----------
      Net Profits                                 $557,503       $1,013,278
      Barrels produced                              13,111           14,933
      Mcf produced                                 280,161          398,350
      Average price/Bbl                           $  13.03       $    20.01
      Average price/Mcf                           $   2.16       $     2.46

      As shown in the table above, Net Profits decreased $455,775 (45.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $92,000 and $84,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $291,000 was related to a decrease in the volumes of gas sold. The decrease In Net Profits was partially offset by an increase of approximately $47,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,822 barrels and 118,189 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from a normal decline in production due to diminishing reserves on two significant wells. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1997 and 1998 and (ii) a normal decline in production due to diminishing reserves on two significant wells. Average oil and gas prices decreased to $13.03 per barrel and $2.16 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.01 per barrel and $2.46 per Mcf, respectively, for the nine months ended September 30, 1997.

      Depletion of Net Profits Interests decreased $140,123 (43.0%) for the nine months ended September 30, 1998 as compared to the nine months ended
      September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 33.4% for the nine months ended September 30, 1998 from 32.2% for the nine months ended September 30, 1997.

      The P-4 Partnership recognized a non-cash charge against earnings of $752,388 during the nine months ended September 30, 1997. Of this amount, $84,059 was related to the decline in oil and gas prices used to determine future cash flows from the P-4 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $668,329 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limit the P-4 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary  during  the  nine  months ended September 30, 1998.

      General and administrative expenses increased $620 (0.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 20.6% for the nine months ended September 30, 1998 from 11.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      Cumulative cash distributions to the Limited Partners through September 30, 1998 were $12,045,945 or 95.37% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $189,220         $248,233
      Barrels produced                               1,771            1,868
      Mcf produced                                 141,478          124,114
      Average price/Bbl                           $  15.53         $  19.37
      Average price/Mcf                           $   1.64         $   2.20

      As shown in the table above, Net Profits decreased $59,013 (23.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $7,000 and $80,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $9,000 was related to an increase in the production expenses incurred by the owners of the Working Interests. These decreases were partially offset by an increase of approximately $38,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 97 barrels, while volumes of gas sold increased 17,364 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase in volumes of gas sold resulted primarily from the successful recompletion of one well to a new zone in 1998. Average oil and gas prices decreased to $15.53 per barrel and $1.64 per Mcf, respectively, for the three months ended September 30, 1998 from $19.37 per barrel and $2.20 per Mcf, respectively, for the three months ended September 30, 1997.

      Depletion of Net Profits Interests decreased $6,770 (9.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, this expense increased to 34.6% for the three months ended September 30, 1998 from 29.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $579 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 17.9% for the three months ended September 30, 1998 from 13.4% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $619,716         $750,913
      Barrels produced                               5,171            6,053
      Mcf produced                                 399,271          383,895
      Average price/Bbl                           $  15.17         $  20.68
      Average price/Mcf                           $   1.87         $   2.16

      As shown in the table above, Net Profits decreased $131,197 (17.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $28,000 and $116,000, respectively, were related to decreases in the average prices of oil and gas sold, approximately $18,000 was related to a decrease in the volumes of oil sold, and approximately $2,000 was related to increases in production expenses incurred by the owners of the Working Interests. These decreases were partially offset by an increase of approximately $33,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 882 barrels while volumes of gas sold increased 15,376 Mcf for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1997 and 1998 and (ii) normal declines in production due to diminishing reserves on two wells. The increase in production expenses resulted primarily from (i) an increase in lease operating expenses associated with the increase in volumes of gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, (ii) an increase in ad valorem taxes on one well during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, and (iii) subsurface repairs incurred on one well during the nine months ended September 30, 1998, which increases were partially offset by a decrease in production taxes associated with the decrease in Net Profits discussed above. Average oil and gas prices decreased to $15.17 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.68 per barrel and $2.16 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital resources above, the P-5 Partnership sold certain Net Profits Interests in oil and gas properties during the nine months ended September 30, 1998 and recognized a $340,817 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the P-5 Partnership recognizing similar gains totaling $68,845.

      Depletion of Net Profits Interests decreased $39,088 (17.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense remained relatively constant at 29.9% for the nine months ended September 30, 1998 and 29.8% for the nine months ended September 30, 1997. Any percentage increase that resulted primarily from the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 was substantially offset by the dollar decrease in depletion of Net Profits Interests.

      The P-5 Partnership recognized a non-cash charge against earnings of $1,018,068 during the nine months ended September 30, 1997. Of this amount, $122,458 was related to the decline in oil and gas prices used to determine future cash flows from the P-5 Partnership's Net Profits Interests in proved oil and gas reserves at September 30, 1997 and $895,610 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limit the P-5 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $2,217 (2.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 17.4% for the nine months ended September 30, 1998 from 14.6% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits discussed above discussed above.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 1998 were $7,244,759 or 61.16% of the Limited Partners' capital contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1998             1997
                                                  --------         --------
      Net Profits                                 $256,471         $434,139
      Barrels produced                               3,172            5,132
      Mcf produced                                 249,092          235,218
      Average price/Bbl                           $  14.45         $  17.82
      Average price/Mcf                           $   1.61         $   2.02

      As shown in the table above, Net Profits decreased $177,668 (40.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $102,000 was related to a decrease in the average price of gas sold, approximately $35,000 was related to a decrease in the volumes of oil sold, and approximately $58,000 was related to an increase in production expenses incurred by the owners of the Working Interests. The decreases in Net Profits were partially offset by an increase of approximately $28,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 1,960 barrels while volumes of gas sold increased 13,874 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminishing reserves on several wells. The increase in production expenses resulted primarily from an overall increase in repair and maintenance expenses during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Average oil and gas prices decreased to $14.45 per barrel and $1.61 per Mcf, respectively, for the three months ended September 30, 1998 from $17.82 per barrel and $2.02 per Mcf, respectively, for the three months ended September 30, 1997.

      Depletion of Net Profits Interests decreased $44,790 (28.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense increased to 43.2% for the three months ended September 30, 1998 from 35.8% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $700 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 15.9% for the three months ended September 30, 1998 from 9.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1998             1997
                                                  --------       ----------
      Net Profits                                 $873,844       $1,386,099
      Barrels produced                              10,069           13,951
      Mcf produced                                 687,862          740,453
      Average price/Bbl                           $  14.21       $    19.76
      Average price/Mcf                           $   1.81       $     2.21

      As shown in the table above, Net Profits decreased $512,255 (37.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $56,000 and $276,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $77,000 and $116,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,882 barrels and 52,591 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminishing reserves on several wells. Average oil and gas prices decreased to $14.21 per barrel and $1.81 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.76 per barrel and $2.21 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the P-6 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1998 and recognized a $133,104 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the P-6 Partnership recognizing gains totaling $31,516.

      Depletion of Net Profits Interests decreased $172,846 (35.9%) for the nine months ended September 30, 1998 as compared to the nine months ended
      September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of Net Profits, this expense remained relatively constant at 35.4% for the nine months ended September 30, 1998 and 34.8% for the nine months ended September 30, 1997.

      The P-6 Partnership recognized a non-cash charge against earnings of $898,584 during the nine months ended September 30, 1997. Of this amount, $444,990 was related to the decline in oil and gas prices used to determine future cash flows from the P-6 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $453,594 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to the low oil and gas prices received over the prior several years and Partnership Agreement provisions which limit the P-6 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $2,732 (2.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of Net Profits, these expenses increased to 14.9% for the nine months ended September 30, 1998 from 9.6% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 1998 were $9,530,248 or 66.63% of the Limited Partners' capital contributions.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 16, 1998            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 16, 1998            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                               INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.