Form 10-K405
period 1998-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1999-02-19
CIK 850427, 850428, 854066, 860744, 863832, 869801

FORM 10-K405
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
  Depositary Units of Limited Partnership interest

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                             ---  ---

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K405
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................22
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......22

PART II.....................................................................22
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......22
      ITEM 6.     SELECTED FINANCIAL DATA...................................25
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................32
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................55
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............55
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................55

PART III....................................................................55
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................55
      ITEM 11.    EXECUTIVE COMPENSATION....................................57
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................64
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............66

PART IV.....................................................................68
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................68
    SIGNATURES..............................................................73

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

      The General Partner currently serves as general partner of 29 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment

Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At January 31, 1999, Samson owned interests in approximately 10,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At January 31, 1999, Samson operated approximately 2,900 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 1999, Samson employed approximately 850 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].


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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to

$2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as a drop in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 1998:

   Partnership               Customer                       Percentage
   -----------       ------------------------               ----------

       P-1           El Paso Energy Marketing
                       Company ("El Paso")                    31.7%
                     Chevron U.S.A., Inc.
                       ("Chevron")                            14.9%
                     Texaco Exploration and
                       Production, Inc. ("Texaco")            11.2%

       P-2           El Paso                                  30.7%
                     Chevron                                  13.0%
                     Texaco                                   12.8%

       P-3           El Paso                                  30.5%
                     Texaco                                   12.9%
                     Chevron                                  12.9%


       P-4           El Paso                                  36.7%
                     Valero Industrial Gas LP                 29.1%
                     Phibro Energy, Inc.                      16.1%

       P-5           El Paso                                  73.1%

       P-6           El Paso                                  32.5%
                     HPL Resources Company                    16.8%
                     Tejas Gas Marketing
                       Company                                14.0%

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


      Insurance Coverage

      Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.

ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 1998.

            P/ship             Number of Wells(1)
            ------      ------------------------------------
                        Total       Oil      Gas      N/A(2)
                        -----      -----    -----     ------

             P-1        954        730      194       30
             P-2        998        754      214       30
             P-3        998        754      214       30
             P-4        192        101       90        1
             P-5         72         22       50        -
             P-6        119         33       86        -

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2)   Wells which have not been designated as oil or gas.


      Drilling Activities

      During 1998 the P-1, P-2, and P-3 Partnerships indirectly participated in the developmental drilling activities described below. Such Partnerships' revenue interest in each well is less than 1%:

Well Name:        County:       State:    Completed:  Type: Status:
----------        -------       ------    ----------  ----- -------
Frances No. 1     Wheeler       TX        07/01/98    Gas   Producing
Bryant No. 2-44   Wheeler       TX        05/08/98    Gas   Producing
Coltharp No. 2-51 Wheeler       TX        06/24/98    Gas   Producing
Schoolfield No. 1 Duval         TX        07/27/98    Gas   Producing
Henshaw Deep
  Unit No. 9      Eddy          NM        06/09/98    Gas   Producing
Hunt 36 No. 6     Sutton        TX        09/19/98    Gas   Producing
Red Draw No. 5    Howard        TX        04/17/98    Oil   Producing

      During  1998  the  P-4  Partnership   indirectly   participated  in  the
developmental   drilling   activities   described  below.  Such  Partnership's
revenue interest in each well is less than 1%:

Well Name:        County:       State:    Completed:  Type: Status:
----------        -------       ------    ----------  ----- -------
Lemasters No. 1-9 Washita       OK        08/20/98    Gas   Producing
N.H. Clark No. 14 Webb          TX        02/10/98    Gas   Producing
J.M. Ruiz No. 5   Webb          TX        04/14/98    Gas   Producing
Prevost No. 6     Webb          TX        10/03/98    Gas   Producing


      During 1998 the P-5 and P-6 Partnerships  indirectly participated in the
developmental   drilling   activities   described  below.  Such  Partnerships'
revenue interest in each well is less than 1%:


Well Name:        County:       State:    Completed:  Type: Status:
----------        -------       ------    ----------  ----- -------
Carlisle Trust
  34 No. 1        Harper         OK       03/15/98    Gas   Producing
Poorbaugh Trust
  No. 8-1         Beaver         OK       05/11/98    Gas   Producing
Follis No. 1-10   Roger Mills    OK       06/09/98    Gas   Producing
Pearson No. 2-28  Pittsburg      OK       04/26/98    Gas   Producing
Thornton No. 2-5  Pittsburg      OK       04/28/98    Gas   Producing
Canyon Ranch
  83-10S          Sutton         TX       04/16/98    Gas   Producing


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data

                                P-1 Partnership
                                ---------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        26,676         32,044         33,798
      Gas (Mcf)                        321,426        357,516        468,446

   Oil and gas sales(1):
      Oil                           $  357,439     $  598,856     $  670,897
      Gas                              585,775        813,010        911,723
                                     ---------      ---------      ---------
         Total                      $  943,214     $1,411,866     $1,582,620
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $13.40         $18.69         $19.85
      Per Mcf of gas                      1.82           2.27           1.95
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-1
      Partnership's financial statements because they do not reflect the offset of $248,295, $347,761, and $391,309, respectively, of production expenses incurred by the Affiliated Programs.

                             Net Production Data

                               P-2 Partnership
                               ---------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                       18,652          22,873         24,049
      Gas (Mcf)                       266,232         301,132        390,047

   Oil and gas sales(1):
      Oil                            $249,655      $  428,036     $  478,550
      Gas                             492,065         697,928        764,204
                                      -------       ---------      ---------
         Total                       $741,720      $1,125,964     $1,242,754
                                     ========       =========      =========
   Average sales price:
      Per barrel of oil                $13.38          $18.71         $19.90
      Per Mcf of gas                     1.85            2.32           1.96
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-2
      Partnership's financial statements because they do not reflect the offset of $203,535, $289,470, and $331,325, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-3 Partnership
                                ---------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        34,533         42,259         44,496
      Gas (Mcf)                        496,649        565,052        737,600

   Oil and gas sales(1):
      Oil                           $  462,244     $  791,047     $  885,630
      Gas                              919,875      1,312,229      1,441,296
                                     ---------      ---------      ---------
         Total                      $1,382,119     $2,103,276     $2,326,926
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $13.39         $18.72         $19.90
      Per Mcf of gas                      1.85           2.32           1.95
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-3
      Partnership's financial statements because they do not reflect the offset of $384,655, $543,301, and $620,667, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-4 Partnership
                                ---------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        16,783         19,686         22,949
      Gas (Mcf)                        370,975        513,815        630,841

   Oil and gas sales(1):
      Oil                           $  210,592     $  387,375     $  477,130
      Gas                              797,041      1,267,510      1,332,412
                                     ---------      ---------      ---------
         Total                      $1,007,633     $1,654,885     $1,809,542
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $12.55         $19.68         $20.79
      Per Mcf of gas                      2.15           2.47           2.11
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-4
      Partnership's financial statements because they do not reflect the offset of $273,107, $364,105, and $435,907, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-5 Partnership
                                ---------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         6,315          7,972         10,757
      Gas (Mcf)                        552,109        516,756        627,998

   Oil and gas sales(1):
      Oil                           $   88,408     $  158,471     $  214,553
      Gas                            1,030,105      1,148,588      1,229,170
                                     ---------      ---------      ---------
         Total                      $1,118,513     $1,307,059     $1,443,723
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $14.00         $19.88         $19.95
      Per Mcf of gas                      1.87           2.22           1.96
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-5
      Partnership's financial statements because they do not reflect the offset of $291,437, $306,934, and $331,092, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-6 Partnership
                                ---------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       1998           1997           1996
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        19,139         18,461         21,377
      Gas (Mcf)                        948,078        984,971      1,162,652

   Oil and gas sales(1):
      Oil                           $  280,141     $  354,536     $  437,360
      Gas                            1,737,876      2,231,611      2,359,218
                                     ---------      ---------      ---------
         Total                      $2,018,017     $2,586,147     $2,796,578
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $14.64         $19.20         $20.46
      Per Mcf of gas                      1.83           2.27           2.03
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-6
      Partnership's financial statements because they do not reflect the offset of $777,917, $792,462, and $793,621, respectively, of production expenses incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1998 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value of the proved reserves was calculated on the basis of current costs and prices at December 31, 1998. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value of the proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1998. There can be no assurance that the prices used in calculating the net present value at December 31, 1998 will actually be realized for such production.

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

                              Proved Reserves and
                               Net Present Values
                              From Proved Reserves

                           As of December 31, 1998(1)

P-1 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,064,654
      Oil and liquids (Bbls)                                      162,773

   Net present value (discounted at 10% per annum)             $2,748,581


P-2 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 1,876,091
      Oil and liquids (Bbls)                                      122,784

   Net present value (discounted at 10% per annum)             $2,280,687


P-3 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 3,519,252
      Oil and liquids (Bbls)                                      227,669

   Net present value (discounted at 10% per annum)             $4,253,360


P-4 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,436,365
      Oil and liquids (Bbls)                                       46,408

   Net present value (discounted at 10% per annum)             $2,754,368


P-5 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,326,026
      Oil and liquids (Bbls)                                       33,143

   Net present value (discounted at 10% per annum)             $2,202,003

P-6 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 4,071,736
      Oil and liquids (Bbls)                                       96,435

   Net present value (discounted at 10% per annum)             $3,961,945

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

                 Significant Properties as of December 31, 1998
                 ----------------------------------------------

                                Wells
                             Operated by
                             Affiliates      Oil        Gas
                   Total     -----------   Reserves    Reserves      Present
Basin              Wells     Number   %     (Bbl)       (Mcf)         Value
-----------        -----     ------  ---   --------    --------      -------
P-1 P/ship:
  Permian          2,368       3       -%  151,380      945,432   $1,598,300
  Anadarko            73      16      22%    4,471    1,041,751    1,065,350

P-2 P/ship:
  Permian          2,368       3       -%  103,550      651,220   $1,099,291
  Anadarko            73      16      22%    4,541      838,933      853,890
  South. Ok.
   Folded Belt        27      22      81%    8,995      303,220      247,683

P-3 P/ship:
  Permian          2,367       3       -%  190,812    1,200,727   $2,025,025
  Anadarko            73      16      22%    8,531    1,560,177    1,586,503
  South. Ok.
   Folded Belt        27      22      81%   17,704      596,165      486,584

P-4 P/ship:
  Gulf Coast          83      12      14%   31,945    1,096,426   $1,404,452
  Anadarko            60       9      15%    7,414      892,306      884,427
  Arkla               40       -       -%    3,136      232,383      283,700

P-5 P/ship:
  Anadarko            84      29      35%    5,754    1,505,003   $1,481,507
  South. Ok.
   Folded Belt        70       -       -%   18,072      419,487      394,159
  Permian             59      27      46%    8,987      372,914      272,828

P-6 P/ship:
  Anadarko            84      29      35%    3,902    1,477,169   $1,467,108
  Permian             62      29      47%   11,124    1,482,238    1,324,082
  South. Ok.
   Folded Belt        83      13      16%   69,316      265,607      457,209
  Gulf Coast          12       1       8%    4,785      486,640      477,018



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1998.


PART II.

ITEM 5.  MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 1999, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of         Limited
            Partnership         Units           Partners
            -----------       ---------         --------

                P-1            108,074            845
                P-2             90,094            634
                P-3            169,637          1,433
                P-4            126,306            974
                P-5            118,449          1,052
                P-6            143,041            792


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


                        Repurchase Offer Prices
                        -----------------------

                      1997                          1998                1999
            -------------------------     -------------------------     ----
            1st    2nd    3rd    4th      1st     2nd    3rd   4th      1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.     Qtr.
------      ----   ----   ----   ----     ----    ----   ----  ----     ----

 P-1        $20    $26    $22    $20      $16     $25    $19   $18      $17
 P-2         19     25     21     20       16      24     20    19       18
 P-3         19     26     22     20       16      24     20    19       18
 P-4         13     17     13     11        9      17     16    15       14
 P-5         12     16     14     13       11      16     14    12       11
 P-6         20     22     19     17       14      24     22    20       18

      In addition to this repurchase offer, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997 and 1998. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

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

      The following is a summary of cash distributions paid to the Limited Partners during 1997 and 1998 and the first quarter of 1999:

                             Cash Distributions
                             ------------------

                                 1997
            -------------------------------------------------
              1st           2nd         3rd          4th
   P/ship   Quarter(1)    Quarter     Quarter(1)   Quarter(1)
   ------   ---------     -------     ---------    ----------
    P-1       $2.61       $2.73         $3.90        $2.19
    P-2        2.36        2.66(1)       4.00         1.84
    P-3        2.33        2.64(1)       4.02         1.82
    P-4        2.54        3.42          4.04         1.84
    P-5        2.00        2.90          2.16         1.39
    P-6        2.09        4.63(1)       2.47         2.43

                                 1998                               1999
            --------------------------------------------------    ----------
              1st           2nd          3rd          4th           1st
   P/ship   Quarter(1)    Quarter(1) Quarter(1)     Quarter       Quarter
   ------   ----------    ---------  ----------    -----------    ----------
    P-1       $4.52       $2.50         $5.44        $1.13        $ .92
    P-2        3.95        2.30          4.51         1.02          .87
    P-3        3.90        2.28          4.41         1.01          .85
    P-4        1.75        2.12          1.20         1.12          .69
    P-5        1.74        2.83          2.94         1.53         1.23
    P-6        2.49        2.94          2.13         1.73         2.08

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







                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                          1998              1997              1996              1995             1994
                                      ------------      ------------      ------------      ------------      ------------

Net Profits                            $  694,919        $1,064,105        $1,191,311        $  935,026        $1,089,659
Net Income (Loss):
   Limited Partners                       760,585           106,676           773,173             6,098       (    82,364)
   General Partner                         60,539            54,016            53,849            33,359            38,499
   Total                                  821,124           160,692           827,022            39,457       (    43,865)
Limited Partners' Net
   Income (Loss) per
   Unit                                      7.04               .99              7.15               .06       (       .76)
Limited Partners' Cash
   Distributions per Unit                   13.59             11.43              9.41              6.99              8.60
Total Assets                            1,372,787         2,076,686         3,230,759         3,488,930         4,243,473
Partners' Capital (Deficit)
   Limited Partners                     1,455,686         2,164,101         3,293,425         3,537,252         4,286,154
   General Partner                    (    82,899)      (    87,415)      (    62,666)      (    48,322)      (    42,681)
Number of Units
   Outstanding                            108,074           108,074           108,074           108,074           108,074







                                                 Selected Financial Data

                                                     P-2 Partnership
                                                     ---------------

                                       1998              1997              1996              1995               1994
                                   ------------      ------------      ------------      ------------      ------------

Net Profits                         $  538,185        $  836,494        $  911,429        $  715,608        $  786,768
Net Income (Loss):
   Limited Partners                    545,193            45,213           551,248       (   182,851)      (    99,086)
   General Partner                      36,137            41,244            40,232            23,562            26,363
   Total                               581,330            86,457           591,480       (   159,289)      (    72,723)
Limited Partners' Net
   Income (Loss) per Unit                 6.05               .50              6.12       (      2.03)      (      1.10)
Limited Partners' Cash
   Distributions per Unit                11.78             10.86              8.42              6.04              8.66
Total Assets                         1,172,679         1,686,752         2,635,549         2,854,539         3,586,328
Partners' Capital (Deficit)
   Limited Partners                  1,243,383         1,759,190         2,692,977         2,900,729         3,628,580
   General Partner                 (    70,704)      (    72,438)      (    57,428)      (    46,190)      (    42,252)
Number of Units
   Outstanding                          90,094            90,094            90,094            90,094            90,094







                                                 Selected Financial Data

                                                     P-3 Partnership
                                                     ---------------

                                       1998              1997              1996              1995              1994
                                   ------------      ------------      ------------      ------------      ------------

Net Profits                        $  997,464         $1,559,975        $1,706,259      $1,327,052          $1,472,407
Net Income (Loss):
   Limited Partners                 1,009,546             30,632         1,024,694     (   413,819)           (183,184)
   General Partner                     66,787             76,414            75,192          42,468              49,058
   Total                            1,076,333            107,046         1,099,886     (   371,351)           (134,126)
Limited Partners' Net
   Income (Loss) per
   Unit                                  5.95                .18              6.04     (      2.44)        (      1.08)
Limited Partners' Cash
   Distributions per
   Unit                                 11.60              10.81              8.21            6.21                8.60
Total Assets                        2,183,351          3,136,542         4,968,083       5,355,843           6,836,194
Partners' Capital
   (Deficit)
   Limited Partners                 2,316,346          3,273,800         5,075,168       5,442,474           6,911,293
   General Partner              (    132,995)        (   137,258)      (   107,085)    (    86,631)        (    75,099)
Number of Units
   Outstanding                        169,637            169,637           169,637         169,637             169,637







                                                 Selected Financial Data

                                                     P-4 Partnership
                                                     ---------------

                                          1998              1997              1996              1995              1994
                                      ------------      ------------      ------------      ------------      ------------

Net Profits                           $  734,526         $1,290,780      $1,373,635       $1,251,153           $1,779,306
Net Income (Loss):
   Limited Partners                      357,206             52,241         584,825      (   496,777)         (   152,785)
   General Partner                        27,697             49,097          52,931           40,039               64,877
   Total                                 384,903            101,338         637,756      (   456,738)         (    87,908)
Limited Partners' Net
   Income (Loss) per Unit                   2.83                .41            4.63      (      3.93)         (      1.21)
Limited Partners' Cash
   Distributions per Unit                   6.19              11.84            9.62             8.36                15.11
Total Assets                           1,403,444          1,827,292       3,283,477        3,940,479            5,506,217
Partners' Capital (Deficit)
   Limited Partners                    1,497,297          1,922,091       3,364,850        3,995,025            5,546,802
   General Partner                 (    93,853)         (    94,799)    (    81,373)     (    54,546)         (    40,585)
Number of Units
   Outstanding                           126,306            126,306         126,306          126,306              126,306







                                                 Selected Financial Data

                                                     P-5 Partnership
                                                     ---------------

                                       1998              1997              1996              1995              1994
                                   ------------      ------------      ------------      ------------      ------------

Net Profits                        $  827,076         $1,000,125      $1,112,631        $  938,957          $1,180,970
Net Income (Loss):
   Limited Partners                   710,547        (   355,086)        593,334        (  201,341)         (1,811,683)
   General Partner                     48,790             34,199          46,364            30,697              24,070
   Total                              759,337        (   320,887)        639,698        (  170,644)         (1,787,613)
Limited Partners' Net
   Income (Loss) per Unit                6.00        (      3.00)           5.01        (     1.70)        (     15.30)
Limited Partners' Cash
   Distributions per Unit                9.04               8.45            6.87              5.79                8.99
Total Assets                        1,257,489          1,621,507       2,993,188         3,225,517           4,115,661
Partners' Capital (Deficit)
   Limited Partners                 1,336,737          1,696,190       3,053,276         3,273,942           4,160,283
   General Partner               (     79,248)       (    74,683)    (    60,088)       (   48,425)        (    44,622)
Number of Units
   Outstanding                        118,449            118,449         118,449           118,449             118,449







                                                 Selected Financial Data

                                                     P-6 Partnership
                                                     ---------------

                                        1998              1997              1996              1995              1994
                                    ------------      ------------      ------------      ------------      ------------

Net Profits                         $1,240,100        $1,793,685        $2,002,957       $1,284,185          $1,487,321
Net Income (Loss):
   Limited Partners                    739,792            97,934           996,385      (   907,347)        (   346,636)
   General Partner                      56,121            67,889            84,925           36,393              50,124
   Total                               795,913           165,823         1,081,310      (   870,954)        (   296,512)
Limited Partners' Net
   Income (Loss) per Unit                 5.17               .68              6.97      (      6.34)        (      2.42)
Limited Partners' Cash
   Distributions per Unit                 9.29             11.62             10.07             5.73                9.52
Total Assets                         2,511,782         3,112,118         4,714,677        5,170,032           6,903,486
Partners' Capital (Deficit)
   Limited Partners                  2,618,424         3,208,632         4,773,698        5,217,313           6,944,660
   General Partner                 (   106,642)      (    96,514)      (    59,021)     (    47,281)        (    41,174)
Number of Units
   Outstanding                         143,041           143,041           143,041          143,041             143,041



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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as a drop in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnerships results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

                                P-1 Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total Net Profits decreased $369,186 (34.7%) in 1998 as compared to 1997. Of this decrease, approximately $100,000 and $82,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $141,000 and $145,000, respectively, were related to decreases in the average prices of oil and gas sold. The decrease in Net Profits related to decreased oil and gas sales was partially offset by an approximate $99,000 decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 5,368 barrels and 36,090 Mcf, respectively, in 1998 as compared to 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. Average oil and gas prices decreased to $13.40 per barrel and $1.82 per Mcf, respectively, in 1998 from $18.69 per barrel and $2.27 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the P-1 Partnership sold certain Net Profits Interests during 1998 and recognized a gain of $476,752 on such sales. Sales of Net Profits Interests during 1997 resulted in the P-1 Partnership recognizing similar gains totaling $380,408.

      Depletion of Net Profits Interests decreased $28,620 (10.9%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 33.8% in 1998 from 24.8% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      The P-1 Partnership recognized a non-cash charge against earnings of $902,042 in the first quarter of 1997. Of this amount, $113,945 was related to the decline in oil and gas prices used to determine future cash flows from the P-1 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,097 was related to the writing-off of Net Profits Interests in unproved properties. The unproved properties were written off based on the General Partner's determination that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-1 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during 1998.

      General and administrative expenses decreased $1,998 (1.5%) in 1998 as compared to 1997. As a percentage of Net Profits, these expenses increased to 18.3% in 1998 from 12.1% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      The P-1 Partnership achieved payout during the third quarter of 1998. After payout, operations and revenues for the P-1 Partnership have been and will be allocated using the after payout percentages included in the P-1
Partnership's Partnership Agreement. Unless and until the Limited Partners receive cash distributions resulting in the recognition of a 12% annualized return on Limited Partners' subscriptions, after payout percentages will allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      Cumulative cash distributions to the Limited Partners through December 31, 1998 were $11,482,558 or 106.25% of the Limited Partners' capital contributions.


                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total Net Profits decreased $127,206 (10.7%) in 1997 as compared to 1996. Of this decrease, approximately $35,000 and $216,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $37,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $114,000 related to the increase in the average price of gas sold. In addition, the decrease in Net Profits was partially offset by an increase of approximately $44,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 1,754 barrels and 110,930 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment made by a purchaser on two significant wells in 1997, (ii) a positive prior period volume adjustment made by a purchaser on several wells in 1996, and (iii) the sale of several wells in early 1997. The decrease in production expenses resulted primarily from the decrease in volumes of oil and gas sold in 1997 which was partially offset by increases in operating expenses as a result of (i) workover expenses on two significant wells in 1997 and (ii) subsurface repairs on another significant well in 1997. Average oil prices decreased to $18.69 per barrel in 1997 from $19.85 per barrel in 1996. Average gas prices increased to $2.27 per Mcf in 1997 from $1.95 per Mcf in 1996.

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

      The P-1 Partnership recognized a non-cash charge against earnings of $902,042 in the first quarter of 1997. Of this amount, $113,945 was related to the decline in oil and gas prices used to determine future cash flows from the P-1 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $788,097 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-1 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses increased to 12.1% in 1997 from 10.9% in 1996. This percentage increase was primarily due to the decrease in Net Profits.


                                P-2 Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total Net Profits decreased $298,309 (35.7%) in 1998 as compared to 1997. Of this decrease, approximately $79,000 and $81,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $99,000 and $125,000, respectively, were related to decreases in the average prices of oil and gas sold. The decrease in Net Profits related to decreased oil and gas sales was partially offset by an approximate $86,000 decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 4,221 barrels and 34,900 Mcf, respectively, in 1998 as compared to 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. Average oil and gas prices decreased to $13.38 per barrel and $1.85 per Mcf, respectively, in 1998 from $18.71 per barrel and $2.32 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the P-2 Partnership sold certain Net Profits Interests during 1998 and recognized a gain of $328,122 on such sales. Sales of Net Profits Interests during 1997 resulted in the P-2 Partnership recognizing similar gains totaling $284,247.

      Depletion of Net Profits Interests decreased $19,889 (9.6%) in 1998 as compared to 1997. As a percentage of Net Profits, this expense increased to 34.8% in 1998 from 24.8% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      The P-2 Partnership recognized a non-cash charge against earnings of $727,893 in 1997. Of this amount, $113,005 was related to the decline in oil and gas prices used to determine future cash flows from the P-2 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $614,888 was related to the writing-off of Net Profits Interests in unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-2 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during 1998.

      General and administrative expenses decreased $1,480 (1.4%) in 1998 as compared to 1997. As a percentage of Net Profits, these expenses increased to 19.7% in 1998 from 12.9% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1998 were $8,723,561 or 96.83% of the Limited Partners' capital contributions.


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

      The P-2 Partnership recognized a non-cash charge against earnings of $727,893 in the first quarter of 1997. Of this amount, $113,005 was related to the decline in oil and gas prices used to determine future cash flows from the P-2 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $614,888 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-2 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses decreased $1,205 (1.1%) in 1997 as compared to 1996. As a percentage of Net Profits, these expenses increased to 12.9% in 1997 from 11.9% in 1996.

                                P-3 Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total Net Profits decreased $562,511 (36.1%) in 1998 as compared to 1997. Of this decrease, approximately $145,000 and $159,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $184,000 and $234,000, respectively, were related to decreases in the average prices of oil and gas sold. The decrease in Net Profits related to decreased oil and gas sales was partially offset by an approximate $159,000 decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 7,726 barrels and 68,403 Mcf, respectively, in 1998 as compared to 1997. The decreases in volumes of oil and gas sold resulted primarily from the sale of several wells during 1997 and 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. Average oil and gas prices decreased to $13.39 per barrel and $1.85 per Mcf, respectively, in 1998 from $18.72 per barrel and $2.32 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the P-3 Partnership sold certain Net Profits Interests during 1998 and recognized a gain of $606,887 on such sales. Sales of Net Profits Interests during 1997 resulted in the P-3 Partnership recognizing similar gains totaling $532,904.

      Depletion of Net Profits Interests decreased $41,240 (10.7%) in 1998 as compared to 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 34.6% in 1998 from 24.7% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      The P-3 Partnership recognized a non-cash charge against earnings of $1,413,917 in the first quarter of 1997. Of this amount, $220,449 was related to the decline in oil and gas prices used to determine future cash flows from the P-3 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $1,193,468 was related to the writing-off of Net Profits Interests in unproved properties. The unproved properties were written off based on the General Partner's determination that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-3 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during 1998.

      General and administrative expenses decreased $2,629 (1.3%) in 1998 as compared to 1997. As a percentage of Net Profits, these expenses increased to 20.0% in 1998 from 13.0% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1998 were $15,759,401 or 92.90% of the Limited Partners' capital contributions.


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

      The P-3 Partnership recognized a non-cash charge against earnings of $1,413,917 in the first quarter of 1997. Of this amount, $220,449 was related to the decline in oil and gas prices used to determine future cash flows from the P-3 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $1,193,468 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-3 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses increased to 13.0% in 1997 from 12.0% in 1996.


                                P-4 Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total Net Profits decreased $556,254 (43.1%) in 1998 as compared to 1997. Of this decrease, approximately $120,000 and $118,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $57,000 and $352,000, respectively, were related to decreases in volumes of oil and gas sold. The decrease in Net Profits related to decreased oil and gas sales was partially offset by an approximate $91,000 decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 2,903 barrels and 142,840 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production and (ii) the sale of several wells in 1997 and 1998. The decrease in production expenses resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. Average oil and gas prices decreased to $12.55 per barrel and $2.15 per Mcf, respectively, in 1998 from $19.68 per barrel and $2.47 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the P-4 Partnership sold certain Net Profits Interests during 1998 and recognized a gain of $12,332 on such sales. Sales of Net Profits Interests during 1997 resulted in the P-4 Partnership recognizing similar gains totaling $63,002.

      Depletion of Net Profits Interests decreased $143,151 (39.3%) in 1998 as compared to 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense increased to 30.2% in 1998 from 28.3% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      The P-4 Partnership recognized a non-cash charge against earnings of $752,388 in the first quarter of 1997. Of this amount, $84,059 was related to the decline in oil and gas prices used to determine future cash flows from the P-4 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $668,329 was related to the writing-off of Net Profits Interests in unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-4 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during 1998.

      General and administrative expenses remained relatively constant in 1998 as compared to 1997. As a percentage of Net Profits, these expenses increased to 20.2% in 1998 from 11.5% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1998 were $12,187,945 or 96.50% of the Limited Partners' capital contributions.


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

      The P-4 Partnership recognized a non-cash charge against earnings of $752,388 in the first quarter of 1997. Of this amount, $84,059 was related to the decline in oil and gas prices used to determine future cash flows from the P-4 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $668,329 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-4 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses decreased $5,846 (3.8%) in 1997 as compared to 1996. This decrease resulted primarily from a prior year charge which was refunded in 1997. As a percentage of Net Profits, these expenses remained relatively constant at 11.5% in 1997 and 11.2% in 1996.



                                P-5 Partnership
                                ---------------
                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total Net Profits decreased $173,049 (17.3%) in 1998 as compared to 1997. Of this decrease, approximately $37,000 and $197,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $33,000 was related to a decrease in volumes of oil sold. The decrease in Net Profits was partially offset by an increase of approximately $79,000 related to an increase in volumes of gas sold and a $15,000 decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,657 barrels while volumes of gas sold increased 35,353 Mcf in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) the normal decline in production and (ii) the sale of several wells during 1997 and 1998. Average oil and gas prices decreased to $14.00 per barrel and $1.87 per Mcf, respectively, in 1998 from $19.88 per barrel and $2.22 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the P-5 Partnership sold certain Net Profits Interests during 1998 and recognized a gain of $344,575 on such sales. Sales of Net Profits Interests during 1997 resulted in the P-5 Partnership recognizing similar gains totaling $79,182.

      Depletion of Net Profits Interests increased $34,016 (13.7%) in 1998 as compared to 1997. This increase resulted primarily from a downward revision in the estimate of remaining oil and gas reserves at December 31, 1998 on one significant well. As a percentage of Net Profits, this expense increased to 34.2% in 1998 from 24.9% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      The P-5 Partnership recognized a non-cash charge against earnings of $1,018,068 in the first quarter of 1997. Of this amount, $122,458 was related to the decline in oil and gas prices used to determine future cash flows from the P-5 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $895,610 was related to the writing-off of Net Profits Interests in unproved properties. The unproved properties were written off based on the General Partner's determination that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-5 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during 1998.

      General and administrative expenses decreased $2,677 (1.9%) in 1998 as compared to 1997. As a percentage of Net Profits, these expenses increased to 16.8% in 1998 from 14.2% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1998 were $7,425,759 or 62.69% of the Limited Partners' capital contributions.


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

      The P-5 Partnership recognized a non-cash charge against earnings of $1,018,068 in the first quarter of 1997. Of this amount, $122,458 was related to the decline in oil and gas prices used to determine future cash flows from the P-5 Partnership's Net Profits Interest in proved oil and gas reserves at March 31, 1997 and $895,610 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-5 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses increased to 14.2% in 1997 from 12.8% in 1996. This increase resulted from the decrease in Net Profits discussed above.



                                P-6 Partnership
                                ---------------
                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total Net Profits decreased $553,585 (30.9%) in 1998 as compared to 1997. Of this decrease, approximately $87,000 and $410,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $84,000 was related to a decrease in the volumes of gas sold. The decrease in Net Profits was partially offset by an approximate $13,000 increase in the volumes of oil sold and an approximate $14,000 decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 678 barrels while volumes of gas sold decreased 36,893 Mcf during 1998 as compared to 1997. Average oil and gas prices decreased to $14.64 per barrel and $1.83 per Mcf, respectively, in 1998 from $19.20 per barrel and $2.27 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the P-6 Partnership sold certain Net Profits Interests during 1998 and recognized a gain of $135,752 on such sales. Sales of Net Profits Interests during 1997 resulted in the P-6 Partnership recognizing similar gains totaling $37,698.

      Depletion of Net Profits Interests decreased $185,621 (30.4%) in 1998 as compared to 1997. This decrease resulted primarily from several significant wells being fully depleted in 1997 due to the lack of remaining reserves. As a percentage of Net Profits, this expense remained relatively constant at 34.3% in 1998 and 34.0% in 1997. Any percentage increase primarily due to the decrease in Net Profits was substantially offset by the dollar decrease in depletion of Net Profits Interests.

      The P-6 Partnership recognized a non-cash charge against earnings of $898,584 in the first quarter of 1997. Of this amount, $444,990 was related to the decline in oil and gas prices used to determine future cash flows from the P-6 Partnership's Net Profits Interests in proved oil and gas reserves at March 31, 1997 and $453,594 was related to the writing-off of Net Profits Interests in unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that the unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-6 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary during 1998.

      General and administrative expenses decreased $3,320 (1.9%) in 1998 as compared to 1997. As a percentage of Net Profits, these expenses increased to 13.6% in 1998 from 9.6% in 1997. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1998 were $9,778,248 or 68.36% of the Limited Partners' capital contributions.


                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                    --------------------------------------

      Total Net Profits decreased $209,272 (10.4%) in 1997 as compared to 1996. Of this decrease, approximately $60,000 and $361,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $23,000 was related to the decrease in the average price of oil sold, which decreases were partially offset by an increase of approximately $236,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,916 barrels and 177,681 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of oil and gas sold resulted primarily from normal declines in production. Production expenses incurred by the owners of the Working Interests remained relatively constant. Any decrease in production expenses which resulted from decreases in volumes of oil and gas sold was substantially offset by increases in operating expenses as a result of (i) workovers on three significant wells in 1997 and (ii) an increase in ad valorem taxes on another three significant wells in 1997. Average oil prices decreased to $19.20 per barrel in 1997 from $20.46 per barrel in 1996. Average gas prices increased to $2.27 per Mcf in 1997 from $2.03 per Mcf in 1996.

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

      The P-6 Partnership recognized a non-cash charge against earnings of $898,584 in the first quarter of 1997. Of this amount, $444,990 was related to the decline in oil and gas prices used to determine future cash flows from the P-6 Partnership's Net Profit Interests in proved oil and gas reserves at March 31, 1997 and $453,594 was related to the writing-off of Net Profits Interests in unproved properties. The General Partner determined that it was unlikely that these unproved properties would be developed due to low oil and gas prices and Partnership Agreement provisions which limit the P-6 Partnership's level of permissible indirect drilling activity through its Affiliated Programs. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of Net Profits, these expenses remained relatively constant at 9.6% in 1997 and 8.6% in 1996.

      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits for the years ended December 31, 1998, 1997, and 1996. These factors comprise the change in oil and gas sales discussed in the "Results of Operations" section above.

                              1998 Compared to 1997
                              ---------------------

                   Equivalent Units                  Average Proceeds
                     of Production                  per Equivalent Unit
              -----------------------------       --------------------------
   P/ship      1998      1997      % Change        1998     1997    % Change
   ------     -------   -------    --------       -----    -----    --------

    P-1        80,247    91,630      (12%)        $8.66    $11.61     (25%)
    P-2        63,024    73,062      (14%)         8.54     11.45     (25%)
    P-3       117,308   136,434      (14%)         8.50     11.43     (26%)
    P-4        78,612   105,322      (25%)         9.34     12.26     (24%)
    P-5        98,333    94,098        5%          8.41     10.63     (21%)
    P-6       177,152   182,623      ( 3%)         7.00      9.82     (29%)


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

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 1998 production levels for future years, the Partnerships' proved reserve quantities at December 31, 1998 would have the following remaining lives:

            Partnership       Gas-Years        Oil-Years
            -----------       ---------        ---------

                P-1              6.4              6.1
                P-2              7.0              6.6
                P-3              7.1              6.6
                P-4              6.6              2.8
                P-5              4.2              5.2
                P-6              4.3              5.0

The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The
Partnerships have no debt commitments.

      The Partnerships sold certain Net Profits Interests during 1997 and 1998. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 1998 and 1997 were as follows:

                  Partnership                1998              1997
                  -----------             ---------         ---------

                      P-1                 $519,832          $507,599
                      P-2                  360,686           402,870
                      P-3                  666,253           759,639
                      P-4                   16,018           266,265
                      P-5                  368,485            91,840
                      P-6                  147,747            43,605

      The General Partner believes that the sale of these Net Profits Interests will be beneficial to the Partnerships since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production. The Partnerships' quantity of proved reserves has been reduced by the sale of Net Profits Interests; therefore, it is possible that the Partnerships' future cash distributions will decline as a result of a reduction of the Partnerships' reserve base.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1998. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."



      Year 2000

                                   In General

      The Year 2000 Issue ("Y2K") refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. For example, computer programs and imbedded chips that are date sensitive may recognize a date using (00) as the year 1900 rather than the year 2000. The consequence of Y2K is that computer and imbedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, the General Partner does not believe that these risks will be material to the Partnerships' operations.

      The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

      1.    increase the awareness of the issue among key employees;
      2.    identify areas of potential risk;
      3. assess the relative impact of these risks and Samson's ability to manage them; and
      4.    remediate  these risks on a priority  basis wherever possible.

      Samson Investment Company's Chief Financial Officer is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of February 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

                      Financial and Administrative Systems

      1. Awareness. Samson has alerted its officers, managers and supervisors of Y2K issues and asked them to have their employees participate in the identification of potential Y2K risks which might otherwise go unnoticed by higher level employees and officers. As a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration system used to collect and manage data for internal management decision making and for external accounts receivable, revenue, lease operating expense, and accounts payable purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications, and office space readiness.

      3. Risk  Assessment.  The failure to identify  and correct a material  Y2K problem could result in inaccurate or untimely financial information for management decision-making or cash flow and payment purposes, including maintaining oil and gas leases.

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 1st quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than March 31, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson will consider in the second half of 1999 its options with respect to contingency arrangements for temporary staffing to accommodate such situations.

                                Imbedded Systems

      1. Awareness. Samson's Y2K program has involved all levels of field personnel from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Samson, and as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson has inventoried all possible exposures to imbedded chips and systems. Such exposures can be classified as either (i) oil and gas production and processing equipment or (ii) office machines such as faxes, copiers, phones, etc.

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than May 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than March 31, 1999.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications that may have a Y2K problem. None of these applications are believed to be material to Samson or the Partnerships. Once identified, assessed and prioritized, Samson intends to test and upgrade imbedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance and capable of testing. Samson believes that sufficient manual processes are available to minimize any such field level risk and that there will be no material impact on the Partnerships with respect to these applications.

      4. Contingency Planning. Should material production disruptions occur as a result of Y2K failures in field operations, Samson will utilize its existing field personnel in an attempt to avoid any material impact on operating cash flow. Samson is not able to quantify any potential exposure in the event of systems failure or inadequate manual alternatives.

                              Third Party Exposures

      1. Awareness. Samson is considering Y2K implications with its outside vendors, customers, and business partners. Samson is in the process of identifying potential third party Y2K risks and, as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant third party Y2K exposure is its dependence on third parties for the receipt of revenues from oil and gas sales. However, virtually all of these purchasers are very large and sophisticated companies. Other Y2K concerns include the availability of electric power to Samson's field operations, the integrity of telecommunication systems, and the readiness of commercial banks to execute electronic fund transfers.

      3. Risk Assessment. Because of the high awareness of the Y2K problem in the U.S., Samson has not undertaken and does not plan to undertake a formal company wide plan to make inquiries of third parties on the subject of Y2K readiness. If it did so, Samson has no ability to require responses to such inquiries or to independently verify their accuracy. Samson has, however, received oral assurances from its significant oil and gas purchasers of Y2K compliance. If significant disruptions from major purchasers were to occur, however, there could be a material and adverse impact on the Partnerships' results of operations, liquidity, and financial conditions.

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson and other producers. The failure to do so will result in contractual and statutory penalties. Therefore, the General Partner believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during 1999 to further identify these risks.

      5. Contingency Planning. In the unlikely event that material production disruptions occur as a result of Y2K failures of third parties, the Partnerships' operating cash flow could be impacted. This contingency will be factored into deliberations on the level of quarterly cash distributions paid out during any such period of cash flow disruption.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


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

            Name              Age       Position with General Partner
      ----------------        ---      --------------------------------

      Dennis R. Neill          46      President and Director

      Judy K. Fox              47      Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.
      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 1998 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 1998, 1997, and 1996 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         1998          1997         1996
            -----------       --------      --------     --------

                P-1           $113,760      $113,760     $113,760
                P-2             94,836        94,836       94,836
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1998, 1997, and 1996:






                                                  Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------
                                                                         Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 ----------------------------       -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1996     -          -           -           -              -            -             -

Dennis R. Neill,
President(2)(3)           1996     -          -           -           -              -            -             -
                          1997     -          -           -           -              -            -             -
                          1998     -          -           -           -              -            -             -
All Executive
Officers,
Directors,
and Employees
as a group(4)             1996   $66,550      -           -           -              -            -             -
                          1997   $67,960      -           -           -              -            -             -
                          1998   $67,323      -           -           -              -            -             -

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





                                                 Salary Reimbursements

                                                     P-2 Partnership
                                                     ---------------
                                                                         Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 ----------------------------       -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)              1996      -         -           -           -              -           -            -

Dennis R. Neill,
President(2)(3)            1996      -         -           -           -              -           -            -
                           1997      -         -           -           -              -           -            -
                           1998      -         -           -           -              -           -            -
All Executive
Officers,
Directors,
and Employees
as a group(4)              1996    $55,479     -           -           -              -           -            -
                           1997    $56,655     -           -           -              -           -            -
                           1998    $56,124     -           -           -              -           -            -
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






                                                 Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------
                                                                         Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 ----------------------------       -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1996       -           -           -           -             -            -           -

Dennis R. Neill,
President(2)(3)           1996       -           -           -           -             -            -           -
                          1997       -           -           -           -             -            -           -
                          1998       -           -           -           -             -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)             1996     $104,458      -           -           -             -            -           -
                          1997     $106,672      -           -           -             -            -           -
                          1998     $105,672      -           -           -             -            -           -
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





                                                 Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------
                                                                         Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 ----------------------------       -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1996       -          -          -           -              -             -          -

Dennis R. Neill,
President(2)(3)           1996       -          -          -           -              -             -          -
                          1997       -          -          -           -              -             -          -
                          1998       -          -          -           -              -             -          -
All Executive
Officers,
Directors,
and Employees
as a group(4)             1996     $77,782      -          -           -              -             -          -
                          1997     $79,430      -          -           -              -             -          -
                          1998     $78,686      -          -           -              -             -          -
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






                                                   Salary Reimbursements

                                                     P-5 Partnership
                                                     ---------------
                                                                         Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 ----------------------------       -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1996       -           -         -           -              -             -          -

Dennis R. Neill,
President(2)(3)           1996       -           -         -           -              -             -          -
                          1997       -           -         -           -              -             -          -
                          1998       -           -         -           -              -             -          -
All Executive
Officers,
Directors,
and Employees
as a group(4)             1996     $72,938       -         -           -              -             -          -
                          1997     $74,484       -         -           -              -             -          -
                          1998     $73,786       -         -           -              -             -          -
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





                                                   Salary Reimbursements

                                                     P-6 Partnership
                                                     ---------------
                                                                         Long Term Compensation
                                                                    -----------------------------------
                                    Annual Compensation                     Awards              Payouts
                                 ----------------------------       -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)             1996       -           -           -           -             -           -          -

Dennis R. Neill,
President(2)(3)           1996       -           -           -           -             -           -          -
                          1997       -           -           -           -             -           -          -
                          1998       -           -           -           -             -           -          -
All Executive
Officers,
Directors,
and Employees
as a group(4)             1996     $88,080       -           -           -             -           -          -
                          1997     $89,947       -           -           -             -           -          -
                          1998     $89,104       -           -           -             -           -          -
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

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have a Net Profits Interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 1999 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
               Beneficial Owner                          of Outstanding)
--------------------------------------------             ---------------

P-1 Partnership:
---------------

   Samson Resources Company                              15,002     (13.9%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                        15,002     (13.9%)

P-2 Partnership:
---------------

   Samson Resources Company                               8,906     ( 9.9%)

   Masco Master Investment Account
   21001 Van Born Road
   Taylor, MI 48180                                      10,600     (11.8%)

   Loma Linda University
   Medical Center
   P. O. Box 2000
   Loma Linda, CA 92354                                   5,000     ( 5.5%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                     8,906     ( 9.9%)


P-3 Partnership:
---------------

   Samson Resources Company                              41,391     (24.4%)

   Merced County Retirement Association
   Pension Trust
   2222 M. Street
   Merced, CA 95340                                      10,000     ( 5.9%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    41,391     (24.4%)

P-4 Partnership:
---------------

   Samson Resources Company                              11,846     ( 9.4%)

   Masco Master Investment Account
   21001 Van Born Road
   Taylor, MI 48180                                      10,600     ( 8.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    11,846     ( 9.4%)


P-5 Partnership:
---------------

   Samson Resources Company                              16,134     (13.6%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    16,134     (13.6%)


P-6 Partnership:
---------------

   Samson Resources Company                              11,592     ( 8.1%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                   54,887     (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    11,592     ( 8.1%)


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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

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

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the leasehold interests in which the Partnerships hold Net Profits Interests. Because affiliates of the Partnerships who provide services to the owners of the Working Interests have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the owners of such Working Interests would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the negotiating strength and contractual positions of the owners of such Working Interests have been enhanced by virtue of their affiliation with Samson.

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

                        as of December  31, 1998 and 1997  and  for  each of the
                        three years in the period  ended   December 31, 1998 are
                        filed as part of this report:

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

                                               Form 8-A
                        Partnership          Filing Date
                        -----------       -----------------

                            P-1           June 5, 1989
                            P-2           June 5, 1989
                            P-3           February 20, 1990
                            P-4           February 20, 1990
                            P-5           June 11, 1990
                            P-6           December 10, 1990


                    4.3 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

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

                    4.9 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC April 1, 1996 and is hereby incorporated by reference.

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

             *    23.1   Consent  of  Ryder  Scott   Company,   Petroleum
                         Engineers for the Geodyne Institutional/ Pension Energy
                         Income P-1 Limited Partnership.

             *    23.2   Consent  of  Ryder  Scott   Company,   Petroleum
                         Engineers for the Geodyne Institutional/ Pension Energy
                         Income P-2 Limited Partnership.

             *    23.3   Consent  of  Ryder  Scott   Company,   Petroleum
                         Engineers for the Geodyne Institutional/ Pension Energy
                         Income Limited Partnership P-3.

             *    23.4   Consent  of  Ryder  Scott   Company,   Petroleum
                         Engineers for the Geodyne Institutional/ Pension Energy
                         Income Limited Partnership P-4.

             *    23.5   Consent  of  Ryder  Scott   Company,   Petroleum
                         Engineers for the Geodyne Institutional/ Pension Energy
                         Income Limited Partnership P-5.

             *    23.6   Consent  of  Ryder  Scott   Company,   Petroleum
                         Engineers for the Geodyne Institutional/ Pension Energy
                         Income Limited Partnership P-6.

             *    27.1   Financial  Data  Schedule   containing   summary
                         financial   information   extracted  from  the  Geodyne
                         Institutional/Pension   Energy   Income   P-1   Limited
                         Partnership's financial
                         statements as of December 31, 1998 and for the year ended December 31, 1998.

             *    27.2   Financial  Data  Schedule   containing   summary
                         financial   information   extracted  from  the  Geodyne
                         Institutional/Pension   Energy   Income   P-2   Limited
                         Partnership's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

             *    27.3   Financial  Data  Schedule   containing   summary
                         financial   information   extracted  from  the  Geodyne
                         Institutional/Pension Energy Income Limited Partnership
                         P-3's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

             *    27.4   Financial  Data  Schedule   containing   summary
                         financial   information   extracted  from  the  Geodyne
                         Institutional/Pension Energy Income Limited Partnership
                         P-4's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

             *    27.5   Financial  Data  Schedule   containing   summary
                         financial   information   extracted  from  the  Geodyne
                         Institutional/Pension Energy Income Limited Partnership
                         P-5's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

             *    27.6   Financial  Data  Schedule   containing   summary
                         financial   information   extracted  from  the  Geodyne
                         Institutional/Pension Energy Income Limited Partnership
                         P-6's financial statements as of December 31, 1998 and for the year ended December 31, 1998.


                  All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 1998

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

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 19, 1999


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

By:   /s/Dennis R. Neill        President and            February 19, 1999
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 19, 1999
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 19, 1999
      -------------------
         Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 6, 1999

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             Combined Balance Sheets
                           December 31, 1998 and 1997


                                     ASSETS
                                     ------

                                                      1998              1997
                                                  ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $   99,454        $  503,622
   Accounts receivable:
      Net Profits                                     108,440           164,644
                                                    ---------         ---------

         Total current assets                      $  207,894        $  668,266

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                    1,164,893         1,408,420
                                                    ---------         ---------

                                                   $1,372,787        $2,076,686
                                                    =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($   82,899)      ($   87,415)
   Limited Partners, issued and
     outstanding, 108,074 Units                     1,455,686         2,164,101
                                                    ---------         ---------

         Total Partners' capital                   $1,372,787        $2,076,686
                                                    =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.





            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997               1996
                                       ------------      ------------       ------------
REVENUES:
   Net Profits                          $  694,919        $1,064,105        $1,191,311
   Interest income                          11,731            11,117             9,643
   Gain on sale of
      Net Profits Interests                476,752           380,408            80,721
                                         ---------         ---------         ---------
                                        $1,183,402        $1,455,630        $1,281,675

COSTS AND EXPENSES:
   Depletion of
      Net Profits Interests             $  235,071        $  263,691        $  324,506
   Impairment provision                       -              902,042              -
   General and
      administrative                       127,207           129,205           130,147
                                         ---------         ---------         ---------
                                        $  362,278        $1,294,938        $  454,653
                                         ---------         ---------         ---------

NET INCOME                              $  821,124        $  160,692        $  827,022
                                         =========         =========         =========
GENERAL PARTNER -
   NET INCOME                           $   60,539        $   54,016        $   53,849
                                         =========         =========         =========
LIMITED PARTNERS - NET
   INCOME                               $  760,585        $  106,676        $  773,173
                                         =========         =========         =========
NET INCOME
   per Unit                             $     7.04        $      .99        $     7.15
                                         =========         =========         =========
UNITS OUTSTANDING                          108,074           108,074           108,074
                                         =========         =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.






            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1998, 1997, and 1996


                                          Limited           General
                                          Partners          Partner          Combined
                                       ------------        ---------       ------------

Balance, Dec. 31, 1995                  $3,537,252         ($48,322)        $3,488,930
   Net income                              773,173           53,849            827,022
   Cash distributions                  ( 1,017,000)        ( 68,193)       ( 1,085,193)
                                         ---------           ------          ---------

Balance, Dec. 31, 1996                  $3,293,425         ($62,666)        $3,230,759
   Net income                              106,676           54,016            160,692
   Cash distributions                  ( 1,236,000)        ( 78,765)       ( 1,314,765)
                                         ---------           ------          ---------

Balance, Dec. 31, 1997                  $2,164,101         ($87,415)        $2,076,686
   Net income                              760,585           60,539            821,124
   Cash distributions                  ( 1,469,000)        ( 56,023)       ( 1,525,023)
                                         ---------           ------          ---------

Balance, Dec. 31, 1998                  $1,455,686         ($82,899)        $1,372,787
                                         =========           ======          =========

                     The accompanying notes are an integral
                  part of these combined financial statements.





            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                          1998               1997              1996
                                       ------------      ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $  821,124        $  160,692        $  827,022
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests                 235,071           263,691           324,506
      Impairment provision                    -              902,042              -
      Gain on sale of
         Net Profits Interests         (   476,752)      (   380,408)      (    80,721)
      (Increase)decrease in
         accounts receivable                56,204            92,814       (    36,311)
                                         ---------         ---------         ---------

   Net cash provided by
      operating activities              $  635,647        $1,038,831        $1,034,496
                                         ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   34,624)      ($   21,339)      ($   12,540)
   Proceeds from sale of
      Net Profits Interests                519,832           507,599           115,009
                                         ---------         ---------         ---------

   Net cash provided by
      investing activities              $  485,208        $  486,260        $  102,469
                                         ---------         ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,525,023)      ($1,314,765)      ($1,085,193)
                                         ---------         ---------         ---------
   Net cash used by financing
      activities                       ($1,525,023)      ($1,314,765)      ($1,085,193)
                                         ---------         ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($  404,168)       $  210,326        $   51,772

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  503,622           293,296           241,524
                                         ---------         ---------         ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $   99,454        $  503,622        $  293,296
                                         =========         =========         =========
                     The accompanying notes are an integral
                  part of these combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-2

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-2, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 6, 1999

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                             Combined Balance Sheets
                           December 31, 1998 and 1997


                                     ASSETS
                                     ------

                                                      1998              1997
                                                  ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $   78,435        $  369,191
   Accounts receivable:
      Net Profits                                      92,746           135,331
                                                    ---------         ---------

         Total current assets                      $  171,181        $  504,522

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                    1,001,498         1,182,230
                                                    ---------         ---------

                                                   $1,172,679        $1,686,752
                                                    =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($   70,704)      ($   72,438)
   Limited Partners, issued and
     outstanding, 90,094 Units                      1,243,383         1,759,190
                                                    ---------         ---------

         Total Partners' capital                   $1,172,679        $1,686,752
                                                    =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.




            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                               1998            1997           1996
                                            ----------      ----------     ----------
REVENUES:
   Net Profits                               $538,185        $  836,494     $911,429
   Interest income                              8,577             8,532        7,216
   Gain on sale of
      Net Profits Interests                   328,122           284,247       57,048
                                              -------         ---------      -------

                                             $874,884        $1,129,273     $975,693

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                      $187,490        $  207,379     $275,464
   Impairment provision                          -              727,893         -
   General and
      administrative                          106,064           107,544      108,749
                                              -------         ---------      -------
                                             $293,554        $1,042,816     $384,213
                                              -------         ---------      -------

NET INCOME                                   $581,330        $   86,457     $591,480
                                              =======         =========      =======
GENERAL PARTNER -
   NET INCOME                                $ 36,137        $   41,244     $ 40,232
                                              =======         =========      =======
LIMITED PARTNERS - NET
   INCOME                                    $545,193        $   45,213     $551,248
                                              =======         =========      =======
NET INCOME
   per Unit                                  $   6.05        $      .50     $   6.12
                                              =======         =========      =======
UNITS OUTSTANDING                              90,094            90,094       90,094
                                              =======         =========      =======

                     The accompanying notes are an integral
                  part of these combined financial statements.





            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1998, 1997, and 1996


                                          Limited           General
                                          Partners          Partner          Combined
                                       ------------        ---------       ------------

Balance, Dec. 31, 1995                  $2,900,729         ($46,190)        $2,854,539
   Net income                              551,248           40,232            591,480
   Cash distributions                  (   759,000)        ( 51,470)       (   810,470)
                                         ---------           ------          ---------

Balance, Dec. 31, 1996                  $2,692,977         ($57,428)        $2,635,549
   Net income                               45,213           41,244             86,457
   Cash distributions                  (   979,000)        ( 56,254)       ( 1,035,254)
                                         ---------           ------          ---------

Balance, Dec. 31, 1997                  $1,759,190         ($72,438)        $1,686,752
   Net income                              545,193           36,137            581,330
   Cash distributions                  ( 1,061,000)        ( 34,403)       ( 1,095,403)
                                         ---------           ------          ---------

Balance, Dec. 31, 1998                  $1,243,383         ($70,704)        $1,172,679
                                         =========           ======          =========

                     The accompanying notes are an integral
                  part of these combined financial statements.






            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997              1996
                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $  581,330        $   86,457        $591,480
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests                 187,490           207,379         275,464
      Impairment provision                    -              727,893            -
      Gain on sale of
         Net Profits Interests         (   328,122)      (   284,247)      (  57,048)
      (Increase) decrease in
         accounts receivable
         - Net Profits                      42,585            67,956       (  27,246)
      (Increase) decrease in
         accounts receivable
         -General Partner                     -                8,376       (   8,376)
                                         ---------         ---------         -------

   Net cash provided by
      operating activities              $  483,283        $  813,814        $774,274
                                         ---------         ---------         -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   39,322)      ($   34,745)      ($  6,613)
   Proceeds from sale of
      Net Profits Interests                360,686           402,870          97,524
                                         ---------         ---------         -------

   Net cash provided
      by investing activities           $  321,364        $  368,125        $ 90,911
                                         ---------         ---------         -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,095,403)      ($1,035,254)      ($810,470)
                                         ---------         ---------         -------
   Net cash used by financing
      Activities                       ($1,095,403)      ($1,035,254)      ($810,470)
                                         ---------         ---------         -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($  290,756)       $  146,685        $ 54,715





CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                  369,191           222,506         167,791
                                         ---------         ---------         -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $   78,435        $  369,191        $222,506
                                         =========         =========         =======

                     The accompanying notes are an integral
                  part of these combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 6, 1999

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 1998 and 1997


                                     ASSETS
                                     ------

                                                      1998              1997
                                                  ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $  146,246        $  685,628
   Accounts receivable:
      Net Profits                                     170,389           254,470
                                                    ---------         ---------

         Total current assets                      $  316,635        $  940,098

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                    1,866,716         2,196,444
                                                    ---------         ---------

                                                   $2,183,351        $3,136,542
                                                    =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($  132,995)      ($  137,258)
   Limited Partners, issued and
     outstanding, 169,637 Units                     2,316,346         3,273,800
                                                    ---------         ---------

         Total Partners' capital                   $2,183,351        $3,136,542
                                                    =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.



            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997              1996
                                       ------------      ------------      ------------
REVENUES:
   Net Profits                          $  997,464        $1,559,975        $1,706,259
   Interest income                          16,358            16,329            12,976
   Gain on sale of
      Net Profits Interests                606,887           532,904           105,977
                                         ---------         ---------         ---------

                                        $1,620,709        $2,109,208        $1,825,212

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                 $  344,697        $  385,937        $  521,166
   Impairment provision                       -            1,413,917              -
   General and
      administrative                       199,679           202,308           204,160
                                         ---------         ---------         ---------
                                        $  544,376        $2,002,162        $  725,326
                                         ---------         ---------         ---------

NET INCOME                              $1,076,333        $  107,046        $1,099,886
                                         =========         =========         =========
GENERAL PARTNER -
   NET INCOME                           $   66,787        $   76,414        $   75,192
                                         =========         =========         =========
LIMITED PARTNERS - NET
   INCOME                               $1,009,546        $   30,632        $1,024,694
                                         =========         =========         =========
NET INCOME
   per Unit                             $     5.95        $      .18        $     6.04
                                         =========         =========         =========
UNITS OUTSTANDING                          169,637           169,637           169,637
                                         =========         =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.





            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1998, 1997, and 1996


                                          Limited           General
                                          Partners          Partner          Combined
                                       -------------       ----------      ------------

Balance, Dec. 31, 1995                  $5,442,474         ($ 86,631)       $5,355,843
   Net income                            1,024,694            75,192         1,099,886
   Cash distributions                  ( 1,392,000)        (  95,646)      ( 1,487,646)
                                         ---------           -------         ---------

Balance, Dec. 31, 1996                  $5,075,168         ($107,085)       $4,968,083
   Net income                               30,632            76,414           107,046
   Cash distributions                  ( 1,832,000)        ( 106,587)      ( 1,938,587)
                                         ---------           -------         ---------

Balance, Dec. 31, 1997                  $3,273,800         ($137,258)       $3,136,542
   Net income                            1,009,546            66,787         1,076,333
   Cash distributions                  ( 1,967,000)        (  62,524)      ( 2,029,524)
                                         ---------           -------         ---------

Balance, Dec. 31, 1998                  $2,316,346         ($132,995)       $2,183,351
                                        ==========           =======         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.




            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997              1996
                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $1,076,333        $  107,046        $1,099,886
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests                 344,697           385,937           521,166
     Impairment provision                     -            1,413,917              -
      Gain on sale of
         Net Profits Interests         (   606,887)      (   532,904)      (   105,977)
      (Increase) decrease in
         accounts receivable
         - Net Profits                      84,081           125,255       (    61,150)
      (Increase) decrease in
         accounts receivable
         -General Partner                     -               16,473       (    16,473)
                                         ---------         ---------         ---------

   Net cash provided by
      operating activities              $  898,224        $1,515,724        $1,437,452
                                         ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   74,335)      ($   66,502)      ($   12,220)
   Proceeds from sale of
      Net Profits Interests                666,253           759,639           181,139
                                         ---------         ---------         ---------

   Net cash provided
      by investing activities           $  591,918        $  693,137        $  168,919
                                         ---------         ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($2,029,524)      ($1,938,587)      ($1,487,646)
                                         ---------         ---------         ---------
   Net cash used by financing
      activities                       ($2,029,524)      ($1,938,587)      ($1,487,646)
                                         ---------         ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($  539,382)       $  270,274        $  118,725





CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  685,628           415,354           296,629
                                         ---------         ---------         ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $  146,246        $  685,628        $  415,354
                                         =========         =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.


                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 6, 1999

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 1998 and 1997


                                     ASSETS
                                     ------
                                                      1998              1997
                                                  ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $  101,652        $  243,903
   Accounts receivable:
      Net Profits                                     209,218           301,060
                                                    ---------         ---------

         Total current assets                      $  310,870        $  544,963

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                    1,092,574         1,282,329
                                                    ---------         ---------

                                                   $1,403,444        $1,827,292
                                                    =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($   93,853)      ($   94,799)
   Limited Partners, issued and
     outstanding, 126,306 Units                     1,497,297         1,922,091
                                                    ---------         ---------

         Total Partners' capital                   $1,403,444        $1,827,292
                                                    =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.




GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997              1996
                                       ------------      ------------      ------------
REVENUES:
   Net Profits                           $734,526         $1,290,780        $1,373,635
   Interest income                          8,219             13,072            11,768
   Gain (loss) on sale of
      Net Profits Interests                12,332             63,002       (    52,591)
                                          -------          ---------         ---------

                                         $755,077         $1,366,854        $1,332,812

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                   221,558         $  364,709        $  540,791
   Impairment provision                      -               752,388              -
   General and
      administrative                      148,616            148,419           154,265
                                          -------          ---------         ---------
                                         $370,174         $1,265,516        $  695,056
                                          -------          ---------         ---------

NET INCOME                               $384,903         $  101,338        $  637,756
                                          =======          =========         =========
GENERAL PARTNER -
   NET INCOME                            $ 27,697         $   49,097        $   52,931
                                          =======          =========         =========
LIMITED PARTNERS - NET
   INCOME                                $357,206         $   52,241        $  584,825
                                          =======          =========         =========
NET INCOME
   per Unit                              $   2.83         $      .41        $     4.63
                                          =======          =========         =========
UNITS OUTSTANDING                         126,306            126,306           126,306
                                          =======          =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.





GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1998, 1997, and 1996


                                       Limited           General
                                       Partners          Partner          Combined
                                    ------------        ----------      ------------

Balance, Dec. 31, 1995               $3,995,025         ($ 54,546)       $3,940,479
   Net income                           584,825            52,931           637,756
   Cash distributions               ( 1,215,000)        (  79,758)      ( 1,294,758)
                                      ---------           -------         ---------

Balance, Dec. 31, 1996               $3,364,850         ($ 81,373)       $3,283,477
   Net income                            52,241            49,097           101,338
   Cash distributions               ( 1,495,000)        (  62,523)      ( 1,557,523)
                                      ---------           -------         ---------

Balance, Dec. 31, 1997               $1,922,091         ($ 94,799)       $1,827,292
   Net income                           357,206            27,697           384,903
   Cash distributions               (   782,000)        (  26,751)      (   808,751)
                                      ---------           -------         ---------

Balance, Dec. 31, 1998               $1,497,297         ($ 93,853)       $1,403,444
                                      =========           =======         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.






GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997              1996
                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $384,903          $  101,338        $  637,756
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests               221,558             364,709           540,791
      Impairment provision                  -                752,388              -
      (Gain) loss on sale of
         Net Profits Interests         (  12,332)        (    63,002)           52,591
      (Increase) decrease in
         accounts receivable              91,842              68,880       (    17,033)
                                         -------           ---------          --------

   Net cash provided by
     operating activities               $685,971          $1,224,313        $1,214,105
                                         -------           ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($ 35,489)        ($   35,028)      ($      804)
   Proceeds from sale of
      Net Profits Interests               16,018             266,265           139,216
                                         -------           ---------         ---------

   Net cash provided (used)
      by investing activities          ($ 19,471)         $  231,237        $  138,412
                                         -------           ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($808,751)        ($1,557,523)      ($1,294,758)
                                         -------           ---------         ---------
   Net cash used by financing
      activities                       ($808,751)        ($1,557,523)      ($1,294,758)
                                         -------           ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($142,251)        ($  101,973)       $   57,759

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                243,903             345,876           288,117
                                         -------           ---------         ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $101,652          $  243,903        $  345,876
                                         =======           =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.


                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 6, 1999

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS
                                     ------
                                                      1998              1997
                                                  ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $  166,487        $  228,750
   Accounts receivable:
      Net Profits                                      99,823           134,968
                                                    ---------         ---------

         Total current assets                      $  266,310        $  363,718

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                      991,179         1,257,789
                                                    ---------         ---------

                                                    1,257,489        $1,621,507
                                                    =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($   79,248)      ($   74,683)
   Limited Partners, issued and
     outstanding, 118,449 Units                     1,336,737         1,696,190
                                                    ---------         ---------

         Total Partners' capital                   $1,257,489        $1,621,507
                                                    =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.




      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997              1996
                                       ------------      ------------      ------------
REVENUES:
   Net Profits                          $  827,076        $1,000,125        $1,112,631
   Interest income                           9,987             8,836             7,595
   Gain on sale of
      Net Profits Interests                344,575            79,182            30,479
                                         ---------         ---------         ---------

                                         1,181,638        $1,088,143        $1,150,705

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                 $  283,071        $  249,055        $  368,974
   Impairment provision                       -            1,018,068              -
   General and
      administrative                       139,230           141,907           142,033
                                         ---------         ---------         ---------
                                        $  422,301        $1,409,030        $  511,007
                                         ---------         ---------         ---------

NET INCOME (LOSS)                       $  759,337       ($  320,887)       $  639,698
                                         =========         =========         =========
GENERAL PARTNER -
   NET INCOME                           $   48,790        $   34,199        $   46,364
                                         =========         =========         =========
LIMITED PARTNERS - NET
   INCOME (LOSS)                        $  710,547       ($  355,086)       $  593,334
                                         =========         =========         =========
NET INCOME (LOSS)
   per Unit                             $     6.00       ($     3.00)       $     5.01
                                         =========         =========         =========
UNITS OUTSTANDING                          118,449           118,449           118,449
                                         =========         =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.




            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1998, 1997, and 1996


                                       Limited           General
                                       Partners          Partner          Combined
                                    ------------        ----------      ------------

Balance, Dec. 31, 1995               $3,273,942         ($48,425)        $3,225,517
   Net income                           593,334           46,364            639,698
   Cash distributions               (   814,000)        ( 58,027)       (   872,027)
                                      ---------           ------          ---------

Balance, Dec. 31, 1996               $3,053,276         ($60,088)        $2,993,188
   Net income (loss)                (   355,086)          34,199        (   320,887)
   Cash distributions               ( 1,002,000)        ( 48,794)       ( 1,050,794)
                                      ---------           ------          ---------

Balance, Dec. 31, 1997               $1,696,190         ($74,683)        $1,621,507
   Net income                           710,547           48,790            759,337
   Cash distributions               ( 1,070,000)        ( 53,355)       ( 1,123,355)
                                      ---------           ------          ---------

Balance, Dec. 31, 1998               $1,336,737         ($79,248)        $1,257,489
                                      =========           ======          =========

                     The accompanying notes are an integral
                  part of these combined financial statements.





            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                           1998              1997              1996
                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                    $  759,337       ($  320,887)        $639,698
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests                 283,071           249,055          368,974
     Impairment provision                     -            1,018,068             -
      Gain on sale of
         Net Profits Interests         (   344,575)      (    79,182)       (  30,479)
      (Increase) decrease in
         accounts receivable                35,145            74,090        (  58,851)
                                         ---------         ---------          -------

   Net cash provided by
     operating activities               $  732,978        $  941,144         $919,342
                                         ---------         ---------          -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   40,371)      ($      980)       ($  2,807)
   Proceeds from sale of
      Net Profits Interests                368,485            91,840           35,956
                                         ---------         ---------          -------

   Net cash provided
      by investing activities           $  328,114        $   90,860         $ 33,149
                                         ---------         ---------          -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,123,355)      ($1,050,794)       ($872,027)
                                         ---------         ---------          -------
   Net cash used by financing
      Activities                       ($1,123,355)      ($1,050,794)       ($872,027)
                                         ---------         ---------          -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($   62,263)      ($   18,790)        $ 80,464

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  228,750           247,540          167,076
                                         ---------         ---------          -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $  166,487        $  228,750         $247,540
                                         =========         =========          =======

                     The accompanying notes are an integral
                  part of these combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 6, 1999

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS
                                     ------
                                                      1998              1997
                                                  ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $  300,324        $  362,957
   Accounts receivable:
      Net Profits                                     145,612           291,352
                                                    ---------         ---------

         Total current assets                      $  445,936        $  654,309

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                    2,065,846         2,457,809
                                                    ---------         ---------

                                                   $2,511,782        $3,112,118
                                                    =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($  106,642)      ($   96,514)
   Limited Partners, issued and
     outstanding, 143,041 Units                     2,618,424         3,208,632
                                                    ---------         ---------

         Total Partners' capital                   $2,511,782        $3,112,118
                                                    =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       Combined Statements of Operations
             For the Years Ended December 31, 1998, 1997, and 1996

                                  1998              1997            1996
                              ----------       ------------    ----------
REVENUES:
   Net Profits                $1,240,100       $1,793,685       $2,002,957
   Interest income                13,521           15,425           13,419
   Gain on sale of Net
      Profits Interests          135,752           37,698           24,815
                               ---------         --------        ---------

                              $1,389,373       $1,846,808       $2,041,191


COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests       $  425,026       $  610,647       $  788,251
   Impairment provision             -             898,584             -
   General and
     administrative              168,434          171,754          171,630
                               ---------        ---------        ---------
                              $  593,460       $1,680,985       $  959,881
                               ---------        ---------        ---------

NET INCOME                    $  795,913       $  165,823       $1,081,310
                               =========        =========        =========
GENERAL PARTNER -
   NET INCOME                 $   56,121       $   67,889       $   84,925
                               =========        =========        =========
LIMITED PARTNERS - NET
   INCOME                     $  739,792       $   97,934       $  996,385
                               =========        =========        =========
NET INCOME
   per unit                   $     5.17       $      .68       $     6.97
                               =========        =========        =========
UNITS OUTSTANDING                143,041          143,041          143,041
                               =========        =========        =========

                     The accompanying notes are an integral
                  part of these combined financial statements.





                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 1998, 1997 and 1996


                                       Limited           General
                                      Partners           Partner            Combined
                                    ------------        ----------         -----------

Balance, Dec. 31, 1995               $5,217,313         ($ 47,281)          $5,170,032
   Net income                           996,385            84,925            1,081,310
   Cash distributions               ( 1,440,000)        (  96,665)         ( 1,536,665)
                                     ----------           -------            ---------

Balance, Dec. 31, 1996               $4,773,698         ($ 59,021)          $4,714,677
   Net income                            97,934            67,889              165,823
   Cash distributions               ( 1,663,000)        ( 105,382)         ( 1,768,382)
                                      ---------           -------            ---------

Balance, Dec. 31, 1997               $3,208,632         ($ 96,514)          $3,112,118
   Net income                           739,792            56,121              795,913
   Cash distributions               ( 1,330,000)        (  66,249)         ( 1,396,249)
                                      ---------           -------            ---------

Balance, Dec. 31, 1998               $2,618,424         ($106,642)          $2,511,782
                                      =========           =======            =========

                     The accompanying notes are an integral
                  part of these combined financial statements.






                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996

                                       1998              1997              1996
                                    ------------      ------------      -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $  795,913        $  165,823        $1,081,310
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
   Depletion of Net
      Profits Interests                 425,026           610,647           788,251
   Impairment provision                    -              898,584              -
   Gain on sale of
      Net Profits Interests         (   135,752)      (    37,698)      (    24,815)
   (Increase) decrease in
      accounts receivable               145,740           136,720       (   196,497)
                                      ---------         ---------         ---------

   Net cash provided by
      operating activities           $1,230,927        $1,774,076        $1,648,249
                                      ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   45,058)      ($    6,041)      ($   73,296)
   Proceeds from sale of
      Net Profits Interests             147,747            43,605            27,231
                                      ---------         ---------         ---------

   Net cash provided (used)
      by investing activities        $  102,689        $   37,564       ($   46,065)
                                      ---------         ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,396,249)      ($1,768,382)      ($1,536,665)
                                      ---------         ---------         ---------

   Net cash used by financing
      Activities                    ($1,396,249)      ($1,768,382)      ($1,536,665)
                                      ---------         ---------         ---------






NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($   62,633)      $    43,258       $    65,519

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               362,957           319,699           254,180
                                      ---------         ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  300,324        $  362,957        $  319,699
                                      =========         =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.



                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
                   Notes to the Combined Financial Statements
             For the Periods Ended December 31, 1998, 1997, and 1996


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


      For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General
Partner". An affiliate of the General Partner owned the following Units at December 31, 1998:


                                                Percent of
                               Number of        Outstanding
            Partnership       Units Owned          Units
            -----------       -----------       -----------

                P-1             15,002             13.9%
                P-2              8,906              9.9%
                P-3             41,391             24.4%
                P-4             11,846              9.4%
                P-5             16,134             13.6%
                P-6             11,592              8.1%


      The Partnerships' sole business is owning Net Profits Interests. Substantially all of the gas reserves attributable to the Partnerships' Net Profits Interests are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon the obtaining of transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends. In 1998, the price of oil decreased to historically low levels. If the price of oil remains low, or if it decreases further, there may be a significant impact on the Partnerships' near-term results of operations and cash flows.

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

      The P-1 Partnership achieved payout during the third quarter of 1998. After payout, operations and revenues for the P-1 Partnership have been and will be allocated using the 10%/90% after payout percentages set forth in Footnote 3 to the table above.

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


      Credit Risk

     Accrued oil and gas sales, which are included in the Partnerships' Accounts Receivable - Net Profits, are due from a variety of oil and gas purchasers and, therefore, indirectly subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate per equivalent barrel of oil produced during the years ended December 31, 1998, 1997, and 1996 were as follows:

                  Partnership             1998        1997        1996
                  -----------             ----        ----        ----

                      P-1                 $2.93       $2.88       $2.90
                      P-2                  2.97        2.84        3.09
                      P-3                  2.94        2.83        3.11
                      P-4                  2.82        3.46        4.22
                      P-5                  2.88        2.65        3.20
                      P-6                  2.40        3.34        3.66

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. During 1998, 1997, and 1996, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

            Partnership            1998           1997             1996
            -----------            ----           ----             ----
                P-1                $ -        $  113,945         $   -
                P-2                  -           113,005             -
                P-3                  -           220,449             -
                P-4                  -            84,059             -
                P-5                  -           122,458             -
                P-6                  -           444,990             -

The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.

      In addition, during 1997 the General Partner determined that the Partnerships' Net Profits Interests in unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it was unlikely that these unproved properties would be developed due to low oil and gas prices and limitations on the level of permissible indirect drilling activity through its Affiliated Programs. As a result, the Partnerships recorded the following non-cash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' Net Profits Interests in unproved properties:

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



      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from its Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate the liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable (accounts payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average of the annual production costs per Mcf.

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



2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1998, 1997, and 1996:

            Partnership   1998        1997        1996
            ----------- --------    --------    --------

              P-1       $113,760    $113,760    $113,760
              P-2         94,836      94,836      94,836
              P-3        178,560     178,560     178,560
              P-4        132,960     132,960     132,960
              P-5        124,680     124,680     124,680
              P-6        150,564     150,564     150,564

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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to each of the Partnership's Net Profits Interest during the years ended December 31, 1998, 1997, and 1996:





                                                          Percentage
                                                -----------------------------
Partnership         Purchaser                   1998        1997        1996
----------- ------------------------            -----       -----       -----

    P-1           El Paso Energy Marketing
                    Company ("El Paso")         31.7%       25.2%       23.0%
                  Chevron U.S.A., Inc.
                    ("Chevron")                 14.9%       10.8%       10.1%
                  Texaco Exploration and
                    Production, Inc.
                    ("Texaco")                  11.2%         - %       10.4%

    P-2           El Paso                       30.7%       24.4%       22.4%
                  Chevron                       13.0%         - %         - %
                  Texaco                        12.8%       11.1%       12.6%

    P-3           El Paso                       30.5%       24.2%       22.3%
                  Texaco                        12.9%       11.2%       12.7%
                  Chevron                       12.9%         - %         - %

    P-4         El Paso                         36.7%       49.1%       60.2%
                Valero Industrial
                  Gas LP                        29.1%       13.6%         - %
                  Phibro Energy, Inc.           16.1%       10.7%         - %
                  Mesa Pipeline Co.               - %         - %       18.2%

    P-5           El Paso                       73.1%       65.0%       62.0%

    P-6           El Paso                       32.5%       28.2%       27.0%
                  HPL Resources Company         16.8%       19.9%       19.1%
                  Tejas Gas Marketing
                    Company                     14.0%       14.1%       13.7%

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


      Capitalized Costs

     Capitalized costs and accumulated depletion at December 31, 1998 and 1997 were as follows:







                                P-1 Partnership
                                ---------------
                                             1998              1997
                                          ------------      ------------
Net Profits Interests in proved
  oil and gas properties                   $7,011,292        $7,407,587

Less accumulated depletion
  and valuation allowance                 ( 5,846,399)      ( 5,999,167)
                                            ---------         ---------
  Net Profits Interests, net               $1,164,893        $1,408,420
                                            =========         =========

                                P-2 Partnership
                                ---------------
                                             1998              1997
                                          ------------      ------------
Net Profits Interests in proved
  oil and gas properties                   $5,651,821        $5,927,378

Less accumulated depletion
  and valuation allowance                 ( 4,650,323)      ( 4,745,148)
                                            ---------         ---------
  Net Profits Interests, net               $1,001,498        $1,182,230
                                            =========         =========


                                P-3 Partnership
                                ---------------
                                              1998              1997
                                          -------------     -------------
Net Profits Interests in proved
  oil and gas properties                   $10,640,125      $11,134,440

Less accumulated depletion
  and valuation allowance                 (  8,773,409)    (  8,937,996)
                                            ----------       ----------
  Net Profits Interests, net               $ 1,866,716       $2,196,444
                                            ==========       ==========


                                P-4 Partnership
                                ---------------

                                               1998              1997
                                           -----------       -----------
Net Profits Interests in proved
  oil and gas properties                   $8,198,995        $8,245,177

Less accumulated depletion
  and valuation allowance                 ( 7,106,421)     (  6,962,848)
                                            ---------        ----------
Net Profits Interests, net                 $1,092,574        $1,282,329
                                            =========         =========

                                P-5 Partnership
                                ---------------
                                              1998              1997
                                           -----------      -----------
Net Profits Interests in proved
  oil and gas properties                   $9,840,394       $10,112,131

Less accumulated depletion
  and valuation allowance                 ( 8,849,215)        8,854,342)
                                            ---------        ----------
Net Profits Interest, net                  $  991,179       $ 1,257,789
                                            =========        ==========


                                P-6 Partnership
                                ---------------
                                              1998              1997
                                          -------------    -------------
Net Profits Interests in proved
  oil and gas properties                   $11,963,385      $12,112,498

Less accumulated depletion
  and valuation allowance                 (  9,897,539)    (  9,654,689)
                                            ----------        ---------
  Net Profits Interests, net               $ 2,065,846      $ 2,457,809
                                            ==========       ==========


      Costs Incurred

      The P-4 Partnership incurred $16,495 in property acquisition costs during 1997. No other property acquisition costs were incurred by the Partnerships during the three years ended December 31, 1998. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 1998, 1997, and 1996. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships. No exploration costs were incurred during the same periods.


      Partnership                     1998        1997        1996
      -----------                   -------     -------     -------

           P-1                      $34,624     $21,339     $12,540
           P-2                       39,322      34,745       6,613
           P-3                       74,335      66,502      12,220
           P-4                       35,489      18,533         804
           P-5                       40,371         980       2,807
           P-6                       45,058       6,041      73,296

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

                                P-1 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1995               250,640     2,696,222
  Production                                    ( 33,798)   (  468,446)
  Sales of minerals in place                    (  5,578)   (   78,601)
  Extensions and discoveries                       2,158        29,265
  Revisions of previous estimates                 37,840       522,920
                                                 -------     ---------

Proved reserves, December 31, 1996               251,262     2,701,360
  Production                                    ( 32,044)   (  357,516)
  Sales of minerals in place                    ( 22,747)   (  234,580)
  Extensions and discoveries                       2,126        55,362
  Revisions of previous estimates                 18,069       118,867
                                                 -------     ---------

Proved reserves, December 31, 1997               216,666     2,283,493
  Production                                    ( 26,676)   (  321,426)
  Sales of minerals in place                    ( 22,750)   (  140,306)
  Extensions and discoveries                      10,161       112,162
  Revisions of previous estimates               ( 14,628)      130,731
                                                 -------     ---------

Proved reserves, December 31, 1998               162,773     2,064,654
                                                 =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 1996                          249,094     2,674,248
                                                 =======     =========
      December 31, 1997                          214,498     2,256,381
                                                 =======     =========
      December 31, 1998                          162,773     2,064,654
                                                 =======     =========

                                P-2 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1995               180,292     2,489,876
  Production                                    ( 24,049)   (  390,047)
  Sales of minerals in place                    (  3,888)   (   79,207)
  Extensions and discoveries                       1,469        19,983
  Revisions of previous estimates                 31,869       407,527
                                                 -------     ---------

Proved reserves, December 31, 1996               185,693     2,448,132
  Production                                    ( 22,873)   (  301,132)
  Sales of minerals in place                    ( 16,062)   (  231,921)
  Extensions and discoveries                       1,549        37,807
  Revisions of previous estimates                 12,015        89,714
                                                 -------     ---------

Proved reserves, December 31, 1997               160,322     2,042,600
  Production                                    ( 18,652)   (  266,232)
  Sales of minerals in place                    ( 15,519)   (  100,039)
  Extensions and discoveries                       8,088       106,181
  Revisions of previous estimates               ( 11,455)       93,581
                                                 -------     ---------

Proved reserves, December 31, 1998               122,784     1,876,091
                                                 =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 1996                          183,318     2,418,444
                                                 =======     =========
      December 31, 1997                          157,947     2,012,912
                                                 =======     =========
      December 31, 1998                          122,784     1,876,091
                                                 =======     =========


                                P-3 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1995               334,022     4,709,163
  Production                                    ( 44,496)   (  737,600)
  Sales of minerals in place                    (  7,247)   (  152,220)
  Extensions and discoveries                       2,720        36,867
  Revisions of previous estimates                 59,454       765,991
                                                -------      ---------

Proved reserves, December 31, 1996               344,453     4,622,201
  Production                                    ( 42,259)   (  565,052)
  Sales of minerals in place                    ( 30,066)   (  457,133)
  Extensions and discoveries                       2,854        69,751
  Revisions of previous estimates                 22,274       169,087
                                                --------     ---------

Proved reserves, December 31, 1997               297,256     3,838,854
  Production                                    ( 34,533)   (  496,649)
  Sales of minerals in place                    ( 28,675)   (  186,034)
  Extensions and discoveries                      15,045       199,007
  Revisions of previous estimates               ( 21,424)      164,074
                                                ---------    ---------

Proved reserves, December 31, 1998               227,669     3,519,252
                                                 =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 1996                          339,979     4,566,276
                                                 =======     =========
      December 31, 1997                          292,782     3,782,929
                                                 =======     =========
      December 31, 1998                          227,669     3,519,252
                                                 =======     =========


                                P-4 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proves reserves, December 31, 1995                84,394     3,472,359
  Production                                    ( 22,949)   (  630,841)
  Sales of minerals in place                    (    661)   (  198,487)
  Revisions of previous estimates                 15,013       480,088
                                                 --------     --------

Proved reserves, December 31, 1996                75,797     3,123,119
  Production                                    ( 19,686)   (  513,815)
  Sales of minerals in place                    (  2,175)   (  315,220)
  Revisions of previous estimates                  1,898       365,764
                                                 -------     ---------

Proved reserves, December 31, 1997                55,834     2,659,848
  Production                                    ( 16,783)   (  370,975)
  Sales of minerals in place                    (     93)   (   20,206)
  Extensions and discoveries                       5,038       119,211
  Revisions of previous estimates                  2,412        48,487
                                                 -------     ---------

Proved reserves, December 31, 1998                46,408     2,436,365
                                                 =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 1996                           69,266     3,022,629
                                                 =======     =========
      December 31, 1997                           49,163     2,549,052
                                                 =======     =========
      December 31, 1998                           43,638     2,377,892
                                                 =======     =========

                                P-5 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1995                36,098     3,230,906
  Production                                     (10,757)   (  627,998)
  Sales of minerals in place                     (   664)   (   23,621)
  Extensions and discoveries                       8,865        45,915
  Revisions of previous estimates                 17,989        636,220
                                                  ------      ---------

Proved reserves, December 31, 1996                51,531      3,261,422
  Production                                     ( 7,972)    (  516,756)
  Sales of minerals in place                     ( 3,066)    (   61,493)
  Revisions of previous estimates                 10,735        346,293
                                                  ------      ---------

Proved reserves, December 31, 1997                51,228      3,029,466
  Production                                     ( 6,315)    (  552,109)
  Sales of minerals in place                     ( 4,850)    (  225,944)
  Extensions and discoveries                         232        226,515
  Revisions of previous estimates                ( 7,152)    (  151,902)
                                                  ------       --------

Proved reserves, December 31, 1998                33,143      2,326,026
                                                  ======      =========
PROVED DEVELOPED RESERVES:
  December 31, 1996                               51,388      3,232,004
                                                  ======      =========
  December 31, 1997                               51,175      3,024,146
                                                  ======      =========
  December 31, 1998                               33,143      2,326,026
                                                  ======      =========

                                P-6 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   ------------

Proved reserves, December 31, 1995               149,271      5,945,574
  Production                                    ( 21,377)    (1,162,652)
  Sales of minerals in place                    ( 20,978)    (   54,473)
  Extensions and discoveries                       3,053         59,267
  Revisions of previous estimates                 30,411        695,404
                                                 -------      ---------

Proved reserves, December 31, 1996               140,380      5,483,120
  Production                                    ( 18,461)    (  984,971)
  Sales of minerals in place                    (  2,459)    (   75,335)
  Extensions and discoveries                         189            235
  Revisions of previous estimates                  4,088        540,454
                                                 -------      ---------

Proved reserves, December 31, 1997               123,737      4,963,503
  Production                                    ( 19,139)    (  948,078)
  Sales of minerals in place                    (  3,749)    (   87,565)
  Extensions and discoveries                         251        244,230
  Revisions of previous estimates               (  4,665)    (  100,354)
                                                 -------      ---------

Proved reserves, December 31, 1998                96,435      4,071,736
                                                 =======      =========
PROVED DEVELOPED RESERVES:
  December 31, 1996                              140,330      5,473,020
                                                 =======      =========
  December 31, 1997                              123,718      4,961,677
                                                 =======      =========
  December 31, 1998                               96,435      4,071,736
                                                 =======      =========


     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth the estimated future net cash flows as of December 31, 1998 relating to the Partnerships' proved reserves attributable to the Partnerships' Net Profits Interests based on the standardized measure as prescribed in SFAS No. 69:

                                            Partnership
                           -----------------------------------------------
                               P-1               P-2              P-3
                           ------------      ------------     ------------

Future cash inflows         $5,866,545        $5,127,514       $9,595,003
Future production and
   development costs       ( 1,466,248)      ( 1,411,080)     ( 2,658,685)
                             ---------         ---------        ---------

Future net cash flows       $4,400,297        $3,716,434       $6,936,318

10% discount to
   reflect timing
   of cash flows           ( 1,651,716)      ( 1,435,747)     ( 2,682,958)
                             ---------         ---------        ---------

Standardized measure
   of discounted future
   net cash flows           $2,748,581        $2,280,687       $4,253,360
                             =========         =========        =========


                                              Partnership
                           ------------------------------------------------
                               P-4               P-5              P-6
                           ------------      ------------     -------------

Future cash inflows         $5,674,856        $4,789,065       $9,133,178
Future production and
   development costs       ( 1,667,145)      ( 1,594,864)     ( 3,449,835)
                             ---------         ---------        ---------

Future net cash flows       $4,007,711        $3,194,201       $5,683,343

10% discount to
   reflect timing
   of cash flows           ( 1,253,343)      (   992,198)     ( 1,721,398)
                             ---------         ---------        ---------

Standardized measure
   of discounted future
   net cash flows           $2,754,368        $2,202,003       $3,961,945
                             =========         =========        =========

The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1998 using oil and gas prices of approximately $9.50 per barrel and $2.03 per Mcf, respectively.

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

                                         Form 8-A
                        Partnership    Filing Date
                        ----------- -----------------

                            P-1     June 5, 1989
                            P-2     June 5, 1989
                            P-3     February 20, 1990
                            P-4     February 20, 1990
                            P-5     June 11, 1990
                            P-6     December 10, 1990

4.3 Second Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

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

4.9 Third Amendment to Agreement of Limited Partnership of Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on April 1, 1996 and is hereby incorporated by reference.

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

*23.3 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*23.4 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partner-ship P-4.

*23.5 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*23.6 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

            All other Exhibits are omitted as inapplicable.

            ----------
            * Filed herewith.