Form 10-Q
period 1999-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1999-05-07
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

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

                        Yes     X               No
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  105,113        $   99,454
   Accounts receivable:
      Net Profits                                110,024           108,440
                                              ----------        ----------
        Total current assets                  $  215,137        $  207,894

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,100,570         1,164,893
                                              ----------        ----------
                                              $1,315,707        $1,372,787
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   83,740)      ($   82,899)
   Limited Partners, issued and
      outstanding, 108,074 units               1,399,447         1,455,686
                                              ----------        ----------
        Total Partners' capital               $1,315,707        $1,372,787
                                              ----------        ----------
                                              $1,315,707        $1,372,787
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          --------

REVENUES:
   Net Profits                                  $157,465          $219,128
   Interest income                                 1,116             3,650
   Gain on sale of Net Profits
      Interests                                      664            83,194
                                                --------          --------
                                                $159,245          $305,972

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 66,996          $ 59,735
   General and administrative
      (Note 2)                                    38,161            37,293
                                                --------          --------
                                                $105,157          $ 97,028
                                                --------          --------

NET INCOME                                      $ 54,088          $208,944
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 11,327          $ 12,654
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 42,761          $196,290
                                                ========          ========
NET INCOME per unit                             $    .40          $   1.82
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 54,088        $208,944
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 66,996          59,735
      Gain on sale of Net Profits
        Interests                              (     664)      (  83,194)
      (Increase) decrease in accounts
        receivable - Net Profits               (   1,584)         18,659
      Increase in accounts receivable -
        General Partner                                -       (  79,123)
                                                --------        --------
Net cash provided by operating
   activities                                   $118,836        $125,021
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,673)      ($  9,427)
   Proceeds from sale of Net Profits
      Interests                                      664          88,758
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($  2,009)       $ 79,331
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($111,168)      ($499,345)
                                                --------        --------
Net cash used by financing activities          ($111,168)      ($499,345)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  5,659       ($294,993)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            99,454         503,622
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $105,113        $208,629
                                                ========        ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $   82,756       $   78,435
   Accounts receivable:
      Net Profits                                  92,826           92,746
                                               ----------       ----------
        Total current assets                   $  175,582       $  171,181

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  950,147        1,001,498
                                               ----------       ----------
                                               $1,125,729       $1,172,679
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   71,311)     ($   70,704)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,197,040        1,243,383
                                               ----------       ----------
        Total Partners' capital                $1,125,729       $1,172,679
                                               ----------       ----------
                                               $1,125,729       $1,172,679
                                               ==========       ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ---------          ---------

REVENUES:
   Net Profits                                 $120,305           $167,958
   Interest income                                  847              2,722
   Gain on sale of Net Profits
      Interests                                     454             58,185
                                               --------           --------
                                               $121,606           $228,865

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 54,185           $ 46,075
   General and administrative
      (Note 2)                                   31,861             31,116
                                               --------           --------
                                               $ 86,046           $ 77,191
                                               --------           --------

NET INCOME                                     $ 35,560           $151,674
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $  3,903           $  9,291
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $ 31,657           $142,383
                                               ========           ========
NET INCOME per unit                            $    .35           $   1.58
                                               ========           ========
UNITS OUTSTANDING                                90,094             90,094
                                               ========           ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $35,560           $151,674
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                54,185             46,075
      Gain on sale of Net Profits
        Interests                              (    454)         (  58,185)
      (Increase) decrease in accounts
        receivable - Net Profits               (     80)            19,916
      Increase in accounts receivable -
        General Partner                               -          (  57,823)
                                                -------           --------
Net cash provided by operating
   activities                                   $89,211           $101,657
                                                -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 2,834)         ($  6,480)
   Proceeds from sale of Net Profits
      Interests                                     454             65,106
                                                -------           --------
Net cash provided (used) by
   investing activities                        ($ 2,380)          $ 58,626
                                                -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($82,510)         ($364,063)
                                                -------           --------
Net cash used by financing activities          ($82,510)         ($364,063)
                                                -------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 4,321          ($203,780)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           78,435            369,191
                                                -------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $82,756           $165,411
                                                =======           ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  154,593        $  146,246
   Accounts receivable:
      Net Profits                                170,118           170,389
                                              ----------        ----------
        Total current assets                  $  324,711        $  316,635

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,771,320         1,866,716
                                              ----------        ----------
                                              $2,096,031        $2,183,351
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  134,149)      ($  132,995)
   Limited Partners, issued and
      outstanding, 169,637 units               2,230,180         2,316,346
                                              ----------        ----------
        Total Partners' capital               $2,096,031        $2,183,351
                                              ----------        ----------
                                              $2,096,031        $2,183,351
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Net Profits                                  $223,179          $313,340
   Interest income                                 1,667             5,142
   Gain on sale of Net Profits
      Interests                                      837           108,543
                                                --------          --------
                                                $225,683          $427,025

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $100,772          $ 85,459
   General and administrative
      (Note 2)                                    59,878            58,572
                                                --------          --------
                                                $160,650          $144,031
                                                --------          --------

NET INCOME                                      $ 65,033          $282,994
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  7,199          $ 17,311
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 57,834          $265,683
                                                ========          ========
NET INCOME per unit                             $    .34          $   1.57
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 65,033        $282,994
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                100,772          85,459
      Gain on sale of Net Profits
        Interests                              (     837)      ( 108,543)
      Decrease in accounts receivable -
        Net Profits                                  271          36,522
      Increase in accounts receivable -
        General Partner                                -       ( 107,199)
                                                --------        --------
Net cash provided by operating
   activities                                   $165,239        $189,233
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,376)      ($ 11,961)
   Proceeds from sale of Net Profits
      Interests                                      837         120,656
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($  4,539)       $108,695
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($152,353)      ($675,977)
                                                --------        --------
Net cash used by financing activities          ($152,353)      ($675,977)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  8,347       ($378,049)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           146,246         685,628
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $154,593        $307,579
                                                ========        ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  108,550        $  101,652
   Accounts receivable:
      Net Profits                                193,868           209,218
                                              ----------        ----------
        Total current assets                  $  302,418        $  310,870

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,034,903         1,092,574
                                              ----------        ----------
                                              $1,337,321        $1,403,444
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   95,197)      ($   93,853)
   Limited Partners, issued and
      outstanding, 126,306 units               1,432,518         1,497,297
                                              ----------        ----------
        Total Partners' capital               $1,337,321        $1,403,444
                                              ----------        ----------
                                              $1,337,321        $1,403,444
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                               ---------          --------

REVENUES:
   Net Profits                                  $129,381          $240,392
   Interest income                                   948             2,861
   Gain on sale of Net
      Profits Interests                                -             4,248
                                                --------          --------
                                                $130,329          $247,501

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 59,886          $ 69,393
   General and administrative
      (Note 2)                                    44,581            43,588
                                                --------          --------
                                                $104,467          $112,981
                                                --------          --------

NET INCOME                                      $ 25,862          $134,520
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  3,641          $  9,359
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 22,221          $125,161
                                                ========          ========
NET INCOME per unit                             $    .18          $    .99
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 25,862        $134,520
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 59,886          69,393
      Gain on sale of Net Profits
        Interests                                      -       (   4,248)
      Decrease in accounts receivable -
        Net Profits                               15,350          72,789
      Increase in accounts receivable -
        General Partner                                -       (   6,396)
                                                --------        --------
Net cash provided by operating
   activities                                   $101,098        $266,058
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,215)      ($    342)
   Proceeds from sale of Net Profits
      Interests                                        -           9,373
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($  2,215)       $  9,031
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 91,985)      ($234,500)
                                                --------        --------
Net cash used by financing activities          ($ 91,985)      ($234,500)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  6,898        $ 40,589

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           101,652         243,903
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $108,550        $284,492
                                                ========        ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  135,998       $  166,487
   Accounts receivable:
      Net Profits                                  71,346           99,823
                                               ----------       ----------
        Total current assets                   $  207,344       $  266,310

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  948,225          991,179
                                               ----------       ----------
                                               $1,155,569       $1,257,489
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   81,102)     ($   79,248)
   Limited Partners, issued and
      outstanding, 118,449 units                1,236,671        1,336,737
                                               ----------       ----------
        Total Partners' capital                $1,155,569       $1,257,489
                                               ----------       ----------
                                               $1,155,569       $1,257,489
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Net Profits                                  $144,443          $248,386
   Interest income                                 1,356             2,429
   Gain on sale of Net Profits
      Interests                                        -           136,624
                                                --------          --------
                                                $145,799          $387,439

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 53,417          $ 58,197
   General and administrative
      (Note 2)                                    41,853            40,910
                                                --------          --------
                                                $ 95,270          $ 99,107
                                                --------          --------

NET INCOME                                      $ 50,529          $288,332
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  4,595          $ 16,623
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 45,934          $271,709
                                                ========          ========
NET INCOME per unit                             $    .39          $   2.29
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 50,529        $288,332
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 53,417          58,197
      Gain on sale of Net Profits
        Interests                                      -       ( 136,624)
      Decrease in accounts receivable -
        Net Profits                               28,477          15,282
      Increase in accounts receivable -
        General Partner                                -       ( 147,494)
                                                --------        --------
Net cash provided by operating
   activities                                   $132,423        $ 77,693
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 10,463)      ($ 19,135)
   Proceeds from sale of Net Profits
      Interests                                        -         147,494
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($ 10,463)       $128,359
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($152,449)      ($216,946)
                                                --------        --------
Net cash used by financing activities          ($152,449)      ($216,946)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 30,489)      ($ 10,894)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           166,487         228,750
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $135,998        $217,856
                                                ========        ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  196,592       $  300,324
   Accounts receivable:
      Net Profits                                  87,622          145,612
                                               ----------       ----------
        Total current assets                   $  284,214       $  445,936

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,976,314        2,065,846
                                               ----------       ----------
                                               $2,260,528       $2,511,782
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  110,436)     ($  106,642)
   Limited Partners, issued and
      outstanding, 143,041 units                2,370,964        2,618,424
                                               ----------       ----------
        Total Partners' capital                $2,260,528       $2,511,782
                                               ----------       ----------
                                               $2,260,528       $2,511,782
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Net Profits                                  $207,544          $338,028
   Interest income                                 2,387             4,017
   Gain on sale of Net Profits
      Interests                                        -            66,346
                                                --------          --------
                                                $209,931          $408,391

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $103,069          $ 96,943
   General and administrative
      (Note 2)                                    50,500            49,386
                                                --------          --------
                                                $153,569          $146,329
                                                --------          --------

NET INCOME                                      $ 56,362          $262,062
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  6,822          $ 16,780
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 49,540          $245,282
                                                ========          ========
NET INCOME per unit                             $    .35          $   1.71
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                1999               1998
                                              ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 56,362          $262,062
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                              103,069            96,943
      Gain on sale of Net Profits
        Interests                                    -         (  66,346)
      Decrease in accounts receivable -
        Net Profits                             57,990           101,300
      Increase in accounts receivable -
        General Partner                              -         (  71,423)
                                              --------          --------
Net cash provided by operating
   activities                                 $217,421          $322,536
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 13,537)        ($ 22,047)
   Proceeds from sale of Net Profits
      Interests                                      -            71,423
                                              --------          --------
Net cash provided (used) by
   investing activities                      ($ 13,537)         $ 49,376
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($307,616)        ($375,276)
                                              --------          --------
Net cash used by financing activities        ($307,616)        ($375,276)
                                              --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($103,732)        ($  3,364)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         300,324           362,957
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $196,592          $359,593
                                              ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 1999, combined statements of operations for the three months ended March 31, 1999 and 1998, and combined statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1999, the combined results of operations for the three months ended March 31, 1999 and 1998, and the combined cash flows for the three months ended March 31, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $ 9,721                  $28,440
               P-2                    8,152                   23,709
               P-3                   15,238                   44,640
               P-4                   11,341                   33,240
               P-5                   10,683                   31,170
               P-6                   12,859                   37,641

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, as of the date of this Quarterly Report oil prices have rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $157,465         $219,128
      Barrels produced                               7,426            6,960
      Mcf produced                                 118,847           90,986
      Average price/Bbl                           $  10.22         $  14.14
      Average price/Mcf                           $   1.53         $   2.05

      As shown in the table above, total Net Profits decreased $61,663 (28.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $29,000 and $62,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $34,000 was related to an increase in production expenses incurred by the owners of the Working Interests. These decreases were partially offset by increases of approximately $7,000 and $57,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 466 barrels and 27,861 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the operator during the three months ended March 31, 1999 due to the payout of one well and (ii) the successful recompletion of another well during the fourth quarter of 1998. The increase in production expenses resulted primarily from (i) ad valorem taxes paid during the three months ended March 31, 1999, (ii) lease operating expenses paid during the three months ended March 31, 1999 related to prior periods on the well which reached payout, and (iii) workover expenses incurred during the three months ended March 31, 1999 on one well in order to improve the recovery of reserves. Average oil and gas prices decreased to $10.22 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999 from $14.14 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1998.

      Depletion of Net Profits Interests increased $7,261 (12.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 42.5% for the three months ended March 31, 1999 from 27.3% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $868 (2.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, these expenses increased to 24.2% for the three months ended March 31, 1999 from 17.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 1999 were $11,581,558 or 107.16% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1999              1998
                                                 --------          --------
      Net Profits                                $120,305          $167,958
      Barrels produced                              5,342             4,941
      Mcf produced                                 94,942            73,503
      Average price/Bbl                          $  10.29          $  14.14
      Average price/Mcf                          $   1.53          $   2.05

      As shown in the table above, total Net Profits decreased $47,653 (28.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $21,000 and $49,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $28,000 was related to an increase in production expenses incurred by the owners of the Working Interests. These decreases were partially offset by increases of approximately $6,000 and $44,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 401 barrels and 21,439 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the operator during the three months ended March 31, 1999 due to the payout of one well and (ii) the successful recompletion of another well during the fourth quarter of 1998. The increase in production expenses resulted primarily from (i) ad valorem taxes incurred during the three months ended March 31, 1999, (ii) lease operating expenses paid during the three months ended March 31, 1999 related to prior periods on the well which reached payout, and (iii) workover expenses incurred during the three months ended March 31, 1999 on one well in order to improve the recovery of reserves. Average oil and gas prices decreased to $10.29 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999 from $14.14 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1998.

      Depletion of Net Profits Interests increased $8,110 (17.6%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 45.0% for the three months ended March 31, 1999 from 27.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $745 (2.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, these expenses increased to 26.5% for the three months ended March 31, 1999 from 18.5% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1999  were  $8,801,561  or  97.69%  of  the  Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $223,179         $313,340
      Barrels produced                               9,867            9,143
      Mcf produced                                 176,983          137,185
      Average price/Bbl                           $  10.29         $  14.13
      Average price/Mcf                           $   1.53         $   2.06

      As shown in the table above, total Net Profits decreased $90,161 (28.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $38,000 and $92,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $52,000 was related to an increase in production expenses incurred by the owners of the Working Interests. These decreases were partially offset by increases of approximately $10,000 and $82,000, respectively, related to an increase in volumes of oil and gas sold. Volumes of oil and gas sold increased 724 barrels and 39,798 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment made by the operator during the three months ended March 31,

      1999 due to the payout of one well and (ii) the successful recompletion of another well during the fourth quarter of 1998. The increase in production expenses resulted primarily from (i) ad valorem taxes paid during the three months ended March 31, 1999, (ii) lease operating expenses paid during the three months ended March 31, 1999 related to prior periods on the well which reached payout, and (iii) workover expenses incurred during the three months ended March 31, 1999 on one well in order to improve the recovery of reserves. Average oil and gas prices decreased to $10.29 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999 from $14.13 per barrel and $2.06 per Mcf, respectively, for the three months ended March 31, 1998.

      Depletion of Net Profits Interests increased $15,313 (17.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 45.2% for the three months ended March 31, 1999 from 27.3% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,306 (2.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, these expenses increased to 26.8% for the three months ended March 31, 1999 from 18.7% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1999  were  $15,903,401  or  93.75%  of  the  Limited   Partners'  capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $129,381         $240,392
      Barrels produced                               4,633            4,833
      Mcf produced                                  99,620          104,877
      Average price/Bbl                           $  10.90         $  14.56
      Average price/Mcf                           $   1.66         $   2.21

      As shown in the table above, total Net Profits decreased $111,011 (46.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $17,000 and $55,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $12,000 was related to a decrease in volumes of gas sold. In addition, approximately $25,000 of this decrease was related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold decreased 200 barrels and 5,257 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in production expenses resulted primarily from (i) ad valorem taxes paid during the three months ended March 31, 1999 on one well, (ii) workover expenses incurred on two wells during the three months ended March 31, 1999, and (iii) a general increase in lease operating expenses. Average oil and gas prices decreased to $10.90 per barrel and $1.66 per Mcf, respectively, for the three months ended March 31, 1999 from $14.56 per barrel and $2.21 per Mcf, respectively, for the three months ended March 31, 1998.

      Depletion of Net Profits Interests decreased $9,507 (13.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense increased to 46.3% for the three months ended March 31, 1999 from 28.9% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $993 (2.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, these expenses increased to 34.5% for the three months ended March 31, 1999 from 18.1% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1999  were  $12,274,945  or  97.18%  of  the  Limited   Partners'  capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $144,443         $248,386
      Barrels produced                               1,565            1,795
      Mcf produced                                 125,271          124,573
      Average price/Bbl                           $  11.50         $  17.43
      Average price/Mcf                           $   1.48         $   2.33

      As shown in the table above, total Net Profits decreased $103,943 (41.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $9,000 and $106,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by an increase of approximately $14,000 related to decreases in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 230 barrels while volumes of gas sold increased 698 Mcf for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of oil sold resulted primarily from normal declines in production. Average oil and gas prices decreased to $11.50 per barrel and $1.48 per Mcf, respectively, for the three months ended March 31, 1999 from $17.43 per barrel and $2.33 per Mcf, respectively, for the three months ended March 31, 1998.

      Depletion of Net Profits Interests decreased $4,780 (8.2%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, this expense increased to 37.0% for the three months ended March 31, 1999 from 23.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $943 (2.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, these expenses increased to 29.0% for the three months ended March 31, 1999 from 16.5% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1999  were  $7,571,759  or  63.92%  of  the  Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $207,544         $338,028
      Barrels produced                               2,714            3,661
      Mcf produced                                 235,103          212,576
      Average price/Bbl                           $  10.74         $  16.05
      Average price/Mcf                           $   1.43         $   2.07

      As shown in the table above, total Net Profits decreased $130,484 (38.6%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $14,000 and $150,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $15,000 was related to a decrease in the volumes of oil sold. These decreases were partially offset by an increase of approximately $47,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 947 barrels while volumes of gas sold increased 22,527 Mcf for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of oil sold resulted primarily from (i) the curtailment of oil sales in one field due to low prices and (ii) normal declines in production. The increase in volumes of gas sold resulted primarily from the successful recompletion of one well in 1998. Average oil and gas prices decreased to $10.74 per barrel and $1.43 per Mcf, respectively, for the three months ended March 31, 1999 from $16.05 per barrel and $2.07 per Mcf, respectively, for the three months ended March 31, 1998.

      Depletion of Net Profits Interests increased $6,126 (6.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, this expense increased to 49.7% for the three months ended March 31, 1999 from 28.7% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,114 (2.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of Net Profits, these expenses increased to 24.3% for the three months ended March 31, 1999 from 14.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      1999  were  $10,075,248  or  70.44%  of  the  Limited   Partners'  capital
      contributions.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

      The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

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

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of May 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


      FINANCIAL AND ADMINISTRATIVE SYSTEMS

      1. Awareness. Samson has alerted its officers, managers and supervisors of Y2K issues and asked them to have their employees participate in the identification of potential Y2K risks which might otherwise go unnoticed by higher level employees and officers. As a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration system used to collect and manage data for internal management decision making and for external revenue and accounts payable purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications, and office space readiness.

      3. Risk Assessment. The failure to identify and correct a material Y2K problem could result in inaccurate or untimely financial information for management decision-making or cash flow and payment purposes, including maintaining oil and gas leases.

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than June 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

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


      IMBEDDED SYSTEMS

      1. Awareness. Samson's Y2K Partnership has involved all levels of field personnel from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Samson, and as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson has inventoried all possible exposures to imbedded chips and systems. Such exposures can be classified as either (i) oil and gas production and processing equipment or (ii) office machines such as faxes, copiers, phones, etc.

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than June 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than June 30, 1999.

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


      THIRD PARTY EXPOSURES

      1. Awareness. Samson has advised management to consider Y2K implications with its outside vendors, customers, and business partners. Management has been asked to participate in the identification of potential third party Y2K risks and, as a result, awareness of the issue is considered high.

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

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Samson believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

                        All other exhibits are omitted as inapplicable.

     (b) Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 1999:

                  Date of event:                  January 29, 1999
                  Date filed with the SEC:        January 29, 1999
                  Items Included:                 Item 5.  Other Events
                                                  Item 7.  Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 7, 1999                  By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 7, 1999                  By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.