Form 10-Q
period 1999-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1999-08-12
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

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

                        Yes     X               No
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  114,318        $   99,454
   Accounts receivable:
      Net Profits                                151,726           108,440
                                              ----------        ----------
        Total current assets                  $  266,044        $  207,894

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,050,780         1,164,893
                                              ----------        ----------
                                              $1,316,824        $1,372,787
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   79,711)      ($   82,899)
   Limited Partners, issued and
      outstanding, 108,074 units               1,396,535         1,455,686
                                              ----------        ----------
        Total Partners' capital               $1,316,824        $1,372,787
                                              ----------        ----------
                                              $1,316,824        $1,372,787
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

REVENUES:
   Net Profits                                  $198,189          $203,439
   Interest income                                   828             2,575
   Gain on sale of Net Profits
      Interests                                       34           392,604
                                                --------          --------
                                                $199,051          $598,618

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 50,321          $ 54,113
   General and administrative
      (Note 2)                                    30,359            29,928
                                                --------          --------
                                                $ 80,680          $ 84,041
                                                --------          --------

NET INCOME                                      $118,371          $514,577
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 16,283          $ 27,765
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $102,088          $486,812
                                                ========          ========
NET INCOME per unit                             $    .94          $   4.50
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

REVENUES:
   Net Profits                                  $355,654          $422,567
   Interest income                                 1,944             6,225
   Gain on sale of Net Profits
      Interests                                      698           475,798
                                                --------          --------
                                                $358,296          $904,590

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $117,317          $113,848
   General and administrative
      (Note 2)                                    68,520            67,221
                                                --------          --------
                                                $185,837          $181,069
                                                --------          --------

NET INCOME                                      $172,459          $723,521
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 27,610          $ 40,419
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $144,849          $683,102
                                                ========          ========
NET INCOME per unit                             $   1.34          $   6.32
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $172,459        $723,521
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                117,317         113,848
      Gain on sale of Net Profits
        Interests                              (     698)      ( 475,798)
      (Increase) decrease in accounts
        receivable - Net Profits               (  43,286)         32,088
                                                --------        --------
Net cash provided by operating
   activities                                   $245,792        $393,659
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,410)      ($ 11,147)
   Proceeds from sale of Net Profits
      Interests                                    2,904         519,285
                                                --------        --------
Net cash provided (used) by
   investing activities                        ($  2,506)       $508,138
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($228,422)      ($804,224)
                                                --------        --------
Net cash used by financing activities          ($228,422)      ($804,224)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 14,864        $ 97,573

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            99,454         503,622
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $114,318        $601,195
                                                ========        ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $   96,402       $   78,435
   Accounts receivable:
      Net Profits                                 129,570           92,746
                                               ----------       ----------
        Total current assets                   $  225,972       $  171,181

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  909,030        1,001,498
                                               ----------       ----------
                                               $1,135,002       $1,172,679
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   69,788)     ($   70,704)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,204,790        1,243,383
                                               ----------       ----------
        Total Partners' capital                $1,135,002       $1,172,679
                                               ----------       ----------
                                               $1,135,002       $1,172,679
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ---------          ---------

REVENUES:
   Net Profits                                 $161,948           $153,230
   Interest income                                  669              1,925
   Gain on sale of Net Profits
      Interests                                     198            196,830
                                               --------           --------
                                               $162,815           $351,985

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 41,367           $ 41,700
   General and administrative
      (Note 2)                                   25,268             25,031
                                               --------           --------
                                               $ 66,635           $ 66,731
                                               --------           --------

NET INCOME                                     $ 96,180           $285,254
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $  6,430           $ 15,834
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $ 89,750           $269,420
                                               ========           ========
NET INCOME per unit                            $   1.00           $   2.99
                                               ========           ========
UNITS OUTSTANDING                                90,094             90,094
                                               ========           ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ---------          ---------

REVENUES:
   Net Profits                                 $282,253           $321,188
   Interest income                                1,516              4,647
   Gain on sale of Net Profits
      Interests                                     652            255,015
                                               --------           --------
                                               $284,421           $580,850

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 95,552           $ 87,775
   General and administrative
      (Note 2)                                   57,129             56,147
                                               --------           --------
                                               $152,681           $143,922
                                               --------           --------

NET INCOME                                     $131,740           $436,928
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $ 10,333           $ 25,125
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $121,407           $411,803
                                               ========           ========
NET INCOME per unit                            $   1.35           $   4.57
                                               ========           ========
UNITS OUTSTANDING                                90,094             90,094
                                               ========           ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $131,740          $436,928
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 95,552            87,775
      Gain on sale of Net Profits
        Interests                              (     652)        ( 255,015)
      (Increase) decrease in accounts
        receivable - Net Profits               (  36,824)           30,742
                                                --------          --------
Net cash provided by operating
   activities                                   $189,816          $300,430
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,124)        ($ 15,276)
   Proceeds from sale of Net Profits
      Interests                                    2,692           360,193
                                                --------          --------
Net cash provided (used) by
   investing activities                        ($  2,432)         $344,917
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($169,417)        ($595,646)
                                                --------          --------
Net cash used by financing activities          ($169,417)        ($595,646)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 17,967          $ 49,701

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            78,435           369,191
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 96,402          $418,892
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  182,818        $  146,246
   Accounts receivable:
      Net Profits                                240,880           170,389
                                              ----------        ----------
        Total current assets                  $  423,698        $  316,635

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,693,693         1,866,716
                                              ----------        ----------
                                              $2,117,391        $2,183,351
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  131,201)      ($  132,995)
   Limited Partners, issued and
      outstanding, 169,637 units               2,248,592         2,316,346
                                              ----------        ----------
        Total Partners' capital               $2,117,391        $2,183,351
                                              ----------        ----------
                                              $2,117,391        $2,183,351
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Net Profits                                  $306,585          $284,321
   Interest income                                 1,323             3,730
   Gain on sale of Net Profits
      Interests                                      415           497,106
                                                --------          --------
                                                $308,323          $785,157

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 78,177          $ 77,390
   General and administrative
      (Note 2)                                    47,543            47,130
                                                --------          --------
                                                $125,720          $124,520
                                                --------          --------

NET INCOME                                      $182,603          $660,637
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 12,191          $ 35,941
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $170,412          $624,696
                                                ========          ========
NET INCOME per unit                             $   1.04          $   3.68
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------        -----------

REVENUES:
   Net Profits                                  $529,764        $  597,661
   Interest income                                 2,990             8,872
   Gain on sale of Net Profits
      Interests                                    1,252           605,649
                                                --------        ----------
                                                $534,006        $1,212,182

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $178,949        $  162,849
   General and administrative
      (Note 2)                                   107,421           105,702
                                                --------        ----------
                                                $286,370        $  268,551
                                                --------        ----------

NET INCOME                                      $247,636        $  943,631
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 19,390        $   53,252
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $228,246        $  890,379
                                                ========        ==========
NET INCOME per unit                             $   1.35        $     5.25
                                                ========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                                ========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $247,636        $  943,631
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                178,949           162,849
      Gain on sale of Net Profits
        Interests                              (   1,252)      (   605,649)
      (Increase) decrease in accounts
        receivable - Net Profits               (  70,491)           57,052
                                                --------        ----------
Net cash provided by operating
   activities                                   $354,842        $  557,883
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  9,601)      ($   29,131)
   Proceeds from sale of Net Profits
      Interests                                    4,927           665,251
                                                --------        ----------
Net cash provided (used) by
   investing activities                        ($  4,674)       $  636,120
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($313,596)      ($1,107,421)
                                                --------        ----------
Net cash used by financing activities          ($313,596)      ($1,107,421)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 36,572        $   86,582

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           146,246           685,628
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $182,818        $  772,210
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  125,094        $  101,652
   Accounts receivable:
      Net Profits                                247,432           209,218
                                              ----------        ----------
        Total current assets                  $  372,526        $  310,870

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 978,300         1,092,574
                                              ----------        ----------
                                              $1,350,826        $1,403,444
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   93,085)      ($   93,853)
   Limited Partners, issued and
      outstanding, 126,306 units               1,443,911         1,497,297
                                              ----------        ----------
        Total Partners' capital               $1,350,826        $1,403,444
                                              ----------        ----------
                                              $1,350,826        $1,403,444
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                               ---------          --------

REVENUES:
   Net Profits                                  $201,247          $178,254
   Interest income                                   921             2,296
   Gain on sale of Net
      Profits Interests                              410             8,004
                                                --------          --------
                                                $202,578          $188,554

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 54,369          $ 62,151
   General and administrative
      (Note 2)                                    35,028            35,086
                                                --------          --------
                                                $ 89,397          $ 97,237
                                                --------          --------

NET INCOME                                      $113,181          $ 91,317
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  7,788          $  6,937
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $105,393          $ 84,380
                                                ========          ========
NET INCOME per unit                             $    .83          $    .67
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                               ---------          --------

REVENUES:
   Net Profits                                  $330,628          $418,646
   Interest income                                 1,869             5,157
   Gain on sale of Net
      Profits Interests                              410            12,252
                                                --------          --------
                                                $332,907          $436,055

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $114,255          $131,544
   General and administrative
      (Note 2)                                    79,609            78,674
                                                --------          --------
                                                $193,864          $210,218
                                                --------          --------

NET INCOME                                      $139,043          $225,837
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 11,429          $ 16,296
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $127,614          $209,541
                                                ========          ========
NET INCOME per unit                             $   1.01          $   1.66
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $139,043        $225,837
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                114,255         131,544
      Gain on sale of Net Profits
        Interests                              (     410)      (  12,252)
      (Increase) decrease in accounts
        receivable - Net Profits               (  38,214)         85,632
                                                --------        --------
Net cash provided by operating
   activities                                   $214,674        $430,761
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  6,101)      ($  4,664)
   Proceeds from sale of Net Profits
      Interests                                    6,530          14,358
                                                --------        --------
Net cash provided by investing
   activities                                   $    429        $  9,694
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($191,661)      ($510,951)
                                                --------        --------
Net cash used by financing activities          ($191,661)      ($510,951)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 23,442       ($ 70,496)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           101,652         243,903
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $125,094        $173,407
                                                ========        ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  145,751       $  166,487
   Accounts receivable:
      Net Profits                                 107,684           99,823
                                               ----------       ----------
        Total current assets                   $  253,435       $  266,310

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  896,647          991,179
                                               ----------       ----------
                                               $1,150,082       $1,257,489
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   79,801)     ($   79,248)
   Limited Partners, issued and
      outstanding, 118,449 units                1,229,883        1,336,737
                                               ----------       ----------
        Total Partners' capital                $1,150,082       $1,257,489
                                               ----------       ----------
                                               $1,150,082       $1,257,489
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Net Profits                                  $199,402          $182,110
   Interest income                                 1,257             2,770
   Gain on sale of Net Profits
      Interests                                        -           203,390
                                                --------          --------
                                                $200,659          $388,270

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 51,574          $ 61,427
   General and administrative
      (Note 2)                                    33,072            32,771
                                                --------          --------
                                                $ 84,646          $ 94,198
                                                --------          --------

NET INCOME                                      $116,013          $294,072
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  7,801          $ 17,022
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $108,212          $277,050
                                                ========          ========
NET INCOME per unit                             $    .91          $   2.34
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Net Profits                                  $343,845          $430,496
   Interest income                                 2,613             5,199
   Gain on sale of Net Profits
      Interests                                        -           340,014
                                                --------          --------
                                                $346,458          $775,709

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $104,991          $119,624
   General and administrative
      (Note 2)                                    74,925            73,681
                                                --------          --------
                                                $179,916          $193,305
                                                --------          --------

NET INCOME                                      $166,542          $582,404
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 12,396          $ 33,645
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $154,146          $548,759
                                                ========          ========
NET INCOME per unit                             $   1.30          $   4.63
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $166,542        $582,404
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                104,991         119,624
      Gain on sale of Net Profits
        Interests                                      -       ( 340,014)
      (Increase) decrease in accounts
        receivable - Net Profits               (   7,861)         32,269
                                                --------        --------
Net cash provided by operating
   activities                                   $263,672        $394,283
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 10,459)      ($ 36,915)
   Proceeds from sale of Net Profits
      Interests                                        -         363,130
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($ 10,459)       $326,215
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($273,949)      ($578,241)
                                                --------        --------
Net cash used by financing activities          ($273,949)      ($578,241)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 20,736)       $142,257

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           166,487         228,750
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $145,751        $371,007
                                                ========        ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  220,717       $  300,324
   Accounts receivable:
      Net Profits                                 172,958          145,612
                                               ----------       ----------
        Total current assets                   $  393,675       $  445,936

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,871,441        2,065,846
                                               ----------       ----------
                                               $2,265,116       $2,511,782
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  107,219)     ($  106,642)
   Limited Partners, issued and
      outstanding, 143,041 units                2,372,335        2,618,424
                                               ----------       ----------
        Total Partners' capital                $2,265,116       $2,511,782
                                               ----------       ----------
                                               $2,265,116       $2,511,782
                                               ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Net Profits                                  $348,435          $279,345
   Interest income                                 1,748             3,418
   Gain on sale of Net Profits
      Interests                                        -            68,179
                                                --------          --------
                                                $350,183          $350,942

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $101,126          $101,519
   General and administrative
      (Note 2)                                    40,291            39,872
                                                --------          --------
                                                $141,417          $141,391
                                                --------          --------

NET INCOME                                      $208,766          $209,551
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 14,395          $ 14,367
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $194,371          $195,184
                                                ========          ========
NET INCOME per unit                             $   1.36          $   1.37
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Net Profits                                  $555,979          $617,373
   Interest income                                 4,135             7,435
   Gain on sale of Net Profits
      Interests                                        -           134,525
                                                --------          --------
                                                $560,114          $759,333

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $204,195          $198,462
   General and administrative
      (Note 2)                                    90,791            89,258
                                                --------          --------
                                                $294,986          $287,720
                                                --------          --------

NET INCOME                                      $265,128          $471,613
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 21,217          $ 31,147
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $243,911          $440,466
                                                ========          ========
NET INCOME per unit                             $   1.71          $   3.08
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                1999               1998
                                              ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $265,128          $471,613
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                              204,195           198,462
      Gain on sale of Net Profits
        Interests                                    -         ( 134,525)
      (Increase) decrease in accounts
        receivable - Net Profits             (  27,346)          124,577
                                              --------          --------
Net cash provided by operating
   activities                                 $441,977          $660,127
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 11,281)        ($ 41,219)
   Proceeds from sale of Net Profits
      Interests                                  1,491           145,437
                                              --------          --------
Net cash provided (used) by
   investing activities                      ($  9,790)         $104,218
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($511,794)        ($816,494)
                                              --------          --------
Net cash used by financing activities        ($511,794)        ($816,494)
                                              --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($ 79,607)        ($ 52,149)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         300,324           362,957
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $220,717          $310,808
                                              ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 1999, combined statements of operations for the three and six months ended June 30, 1999 and 1998, and combined statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1999, the combined results of operations for the three and six months ended June 30, 1999 and 1998, and the combined cash flows for the six months ended June 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                   $1,919                  $28,440
               P-2                    1,559                   23,709
               P-3                    2,903                   44,640
               P-4                    1,788                   33,240
               P-5                    1,902                   31,170
               P-6                    2,650                   37,641


      During the six months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $11,640                  $56,880
               P-2                    9,711                   47,418
               P-3                   18,141                   89,280
               P-4                   13,129                   66,480
               P-5                   12,585                   62,340
               P-6                   15,509                   75,282

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      P-1 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $198,189         $203,439
      Barrels produced                               6,370            7,997
      Mcf produced                                  84,519           72,268
      Average price/Bbl                           $  14.98         $  15.89
      Average price/Mcf                           $   1.78         $   1.84

      As shown in the table above, total Net Profits decreased $5,250 (2.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $6,000 and $5,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $26,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by increases of (i) approximately $23,000 related to an increase in volumes of gas sold and
      (ii) approximately $9,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,627 barrels while volumes of gas sold increased 12,251 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on several wells during the three months ended June 30, 1998. The increase in volumes of gas sold was primarily due to (i) increased production on one significant well due to repairs made during 1998 and (ii) the successful recompletion of another significant well during the fourth quarter of 1998. The decrease in production expenses was primarily due to (i) a negative prior period adjustment of production taxes by the operator of one significant well during the three months ended June 30, 1999 and (ii) workover expenses incurred during the three months ended June 30, 1998 on two other significant wells in order to improve the recovery of reserves. Average oil and gas prices decreased to $14.98 per barrel and $1.78 per Mcf, respectively, for the three months ended June 30, 1999 from $15.89 per barrel and $1.84 per Mcf, respectively, for the three months ended June 30, 1998.

      The P-1 Partnership sold certain Net Profits Interests during the three months ended June 30, 1999 and recognized a $34 gain on such sales. Sales of Net Profits Interests during the three months ended June 30, 1998 resulted in the P-1 Partnership recognizing similar gains of $392,604.

      Depletion of Net Profits Interests decreased $3,792 (7.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, this expense decreased to 25.4% for the three months ended June 30, 1999 from 26.6% for the three months ended June 30, 1998.

      General and administrative expenses increased $431 (1.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, these expenses increased to 15.3% for the three months ended June 30, 1999 from 14.7% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $355,654         $422,567
      Barrels produced                              13,796           14,957
      Mcf produced                                 203,366          163,254
      Average price/Bbl                           $  12.42         $  15.08
      Average price/Mcf                           $   1.64         $   1.96

      As shown in the table above, total Net Profits decreased $66,913 (15.8%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $37,000 and $66,000, respectively, were related to decreases in the average prices of oil and gas sold, approximately $18,000 was related to a decrease in volumes of oil sold, and approximately $25,000 was related to an increase in production expenses incurred by the owners of the Working Interests. These decreases were partially offset by an increase of approximately $79,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 1,161 barrels while volumes of gas sold increased 40,112 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of gas sold was primarily due to
      (i) a positive prior period volume adjustment made by the operator during the six months ended June 30, 1999 due to the payout of one significant well, (ii) the successful recompletion of one well during the fourth quarter of 1998, and (iii) increased production on one significant well due to repairs made during 1998. The increase in production expenses was primarily due to (i) ad valorem taxes paid during the six months ended June 30, 1999, (ii) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves, and (iii) lease operating expenses paid during the six months ended June 30, 1999 related to prior periods on the well which reached payout. Average oil and gas prices decreased to $12.42 per barrel and $1.64 per Mcf, respectively, for the six months ended June 30, 1999 from $15.08 per barrel and $1.96 per Mcf, respectively, for the six months ended June 30, 1998.

      The P-1 Partnership sold certain Net Profits Interests during the six months ended June 30, 1999 and recognized a $698 gain on such sales. Sales of Net Profits Interests during the six months ended June 30, 1998 resulted in the P-1 Partnership recognizing similar gains of $475,798.

      Depletion of Net Profits Interests increased $3,469 (3.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, this expense increased to 33.0% for the six months ended June 30, 1999 from 26.9% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,299 (1.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, these expenses increased to 19.3% for the six months ended June 30, 1999 from 15.9% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 1999 were $11,686,558 or 108.13% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1999              1998
                                                 --------          --------
      Net Profits                                $161,948          $153,230
      Barrels produced                              4,545             5,581
      Mcf produced                                 69,686            59,874
      Average price/Bbl                          $  14.93          $  15.84
      Average price/Mcf                          $   1.95          $   1.89

      As shown in the table above, total Net Profits increased $8,718 (5.7%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $18,000 was related to an increase in volumes of gas sold, approximately $4,000 was related to an increase in the average price of gas sold, and approximately $7,000 was related to a decrease in production expenses incurred by the owners of the Working Interests. These increases were partially offset by decreases of approximately (i) $16,000 related to a decrease in volumes of oil sold and
      (ii) $4,000 related to a decrease in the average price of oil sold. Volumes of oil sold decreased 1,036 barrels while volumes of gas sold increased 9,812 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on several wells during the three months ended June 30, 1998. The increase in volumes of gas sold was primarily due to (i) the successful recompletion of another significant well during the fourth quarter of 1998 and (ii) increased production on another significant well due to repairs made during 1998. The decrease in production expenses was primarily due to
      (i) a negative prior period adjustment of production taxes made by the operator on one significant well during the three months ended June 30, 1999 and (ii) workover expenses incurred during the three months ended June 30, 1998 on two significant wells in order to improve the recovery of reserves. Average gas prices decreased to $14.93 per barrel for the three months ended June 30, 1999 from $15.84 per barrel for the three months ended June 30, 1998. Average gas prices increased to $1.95 per Mcf for the three months ended June 30, 1999 from $1.89 per Mcf for the three months ended June 30, 1998.

      The P-2 Partnership sold certain Net Profits Interests during the three months ended June 30, 1999 and recognized a $198 gain on such sales. Sales of Net Profits Interests during the three months ended June 30, 1998 resulted in the P-2 Partnership recognizing similar gains of $196,830.

      Depletion of Net Profits Interests decreased $333 (0.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, this expense decreased to 25.5% for the three months ended June 30, 1999 from 27.2% for the three months ended June 30, 1998.

      General and administrative expenses increased $237 (0.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, these expenses decreased to 15.6% for the three months ended June 30, 1999 from 16.3% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1999              1998
                                                 --------          --------
      Net Profits                                $282,253          $321,188
      Barrels produced                              9,887            10,522
      Mcf produced                                164,628           133,377
      Average price/Bbl                          $  12.42          $  15.04
      Average price/Mcf                          $   1.71          $   1.98

      As shown in the table above, total Net Profits decreased $38,935 (12.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $26,000 and $44,000, respectively, were related to decreases in the average prices of oil and gas sold, approximately $10,000 was related to a decrease in volumes of oil sold, and approximately $21,000 was related to an increase in production expenses incurred by the owners of the Working Interests. These decreases were partially offset by an increase of approximately $62,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 635 barrels while volumes of gas sold increased 31,251 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator during the six months ended June 30, 1999 due to the payout of one significant well, (ii) the successful recompletion of one significant well during the fourth quarter of 1998, and (iii) increased production on another significant well due to repairs made during 1998. The increase in production expenses was primarily due to (i) ad valorem taxes paid during the six months ended June 30, 1999, (ii) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves, and (iii) lease operating expenses paid during the six months ended June 30, 1999 related to prior periods on the well which reached payout. Average oil and gas prices decreased to $12.42 per barrel and $1.71 per Mcf, respectively, for the six months ended June 30, 1999 from $15.04 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998.

      The P-2 Partnership sold certain Net Profits Interests during the six months ended June 30, 1999 and recognized a $652 gain on such sales. Sales of Net Profits Interests during the six months ended June 30, 1998 resulted in the P-2 Partnership recognizing similar gains of $255,015.

      Depletion of Net Profits Interests increased $7,777 (8.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, this expense increased to 33.9% for the six months ended June 30, 1999 from 27.3% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $982 (1.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, these expenses increased to 20.2% for the six months ended June 30, 1999 from 17.5% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1999  were  $8,883,561  or  98.60%  of  the  Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $306,585         $284,321
      Barrels produced                               8,483           10,316
      Mcf produced                                 132,329          112,015
      Average price/Bbl                           $  14.88         $  15.84
      Average price/Mcf                           $   1.95         $   1.89

      As shown in the table above, total Net Profits increased $22,264 (7.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $38,000 was related to an increase in volumes of gas sold, approximately $9,000 was related to an increase in the average price of gas sold, and approximately $12,000 was related to a decrease in production expenses incurred by the owners of the Working Interests. These increases were partially offset by a decrease of approximately $29,000 related to a decrease in volumes of oil sold and a decrease of approximately $8,000 related to a decrease in the average price of oil sold. Volumes of oil sold decreased 1,833 barrels while volumes of gas sold increased 20,314 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on several wells during the three months ended June 30, 1998. The increase in volumes of gas sold was primarily due to (i) the successful recompletion of one significant well during the fourth quarter of 1998 and (ii) increased production on one significant well due to repairs made during 1998. The decrease in production expenses was primarily due to (i) a negative prior period adjustment of production taxes on one significant well during the three months ended June 30, 1999 and (ii) workover expenses incurred on two significant wells during the three months ended June 30, 1998 in order to improve the recovery of reserves. Average oil prices decreased to $14.88 per barrel for the three months ended June 30, 1999 from $15.84 per barrel for the three months ended June 30, 1998. Average gas prices increased to $1.95 per Mcf for the three months ended June 30, 1999 from $1.89 per Mcf for the three months ended June 30, 1998.

      The P-3 Partnership sold certain Net Profits Interests during the three months ended June 30, 1999 and recognized a $415 gain on such sales. Sales of Net Profits Interests during the three months ended June 30, 1998 resulted in the P-1 Partnership recognizing similar gains of $497,106.

      Depletion of Net Profits Interests increased $787 (1.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, this expense decreased to 25.5% for the three months ended June 30, 1999 from 27.2% for the three months ended June 30, 1998.

      General and administrative expenses increased $413 (0.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, these expenses decreased to 15.5% for the three months ended June 30, 1999 from 16.6% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $529,764         $597,661
      Barrels produced                              18,350           19,459
      Mcf produced                                 309,312          249,200
      Average price/Bbl                           $  12.41         $  15.04
      Average price/Mcf                           $   1.71         $   1.98

      As shown in the table above, total Net Profits decreased $67,897 (11.4%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $48,000 and $83,000, respectively, were related to decreases in the average prices of oil and gas sold, approximately $17,000 was related to a decrease in volumes of oil sold, and approximately $39,000 was related to an increase in production expenses incurred by the owners of the Working Interests. These decreases were partially offset by an increase of approximately $119,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 1,109 barrels while volumes of gas sold increased 60,112 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of gas sold was primarily due to
      (i) a positive prior period volume adjustment made by the operator during the six months ended June 30, 1999 due to the payout of one significant well, (ii) the successful recompletion of one significant well during the fourth quarter of 1998, and (iii) increased production on one significant well due to repairs made during 1998. The increase in production expenses was primarily due to (i) ad valorem taxes paid during the six months ended June 30, 1999, (ii) workover expenses on one significant well incurred during the six months ended June 30, 1999 in order to improve the recovery of reserves, and (iii) lease operating expenses paid during the six months ended June 30, 1999 related to prior periods on the well which reached payout. Average oil and gas prices decreased to $12.41 per barrel and $1.71 per Mcf, respectively, for the six months ended June 30, 1999 from $15.04 per barrel and $1.98 per Mcf, respectively, for the six months ended June 30, 1998.

      The P-3 Partnership sold certain Net Profits Interests during the six months ended June 30, 1999 and recognized a $1,252 gain on such sales. Sales of Net Profits Interests during the six months ended June 30, 1998 resulted in the P-3 Partnership recognizing similar gains of $605,649.

      Depletion of Net Profits Interests increased $16,100 (9.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, this expense increased to 33.8% for the six months ended June 30, 1999 from 27.2% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,719 (1.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, these expenses increased to 20.3% for the six months ended June 30, 1999 from 17.7% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1999  were  $16,055,401  or  94.65%  of  the  Limited   Partners'  capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $201,247         $178,254
      Barrels produced                               4,444            4,443
      Mcf produced                                  89,014           93,251
      Average price/Bbl                           $  15.05         $  12.29
      Average price/Mcf                           $   2.21         $   2.25

      As shown in the table above, total Net Profits increased $22,993 (12.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $24,000 was related to a decrease in production expenses incurred by the owners of the Working Interests and approximately $12,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of approximately (i) $10,000 related to a decrease in volumes of gas sold and (ii) $4,000 related to a decrease in the average price of gas sold. Volumes of oil sold increased 1 barrel while volumes of gas sold decreased 4,237 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 1998 in order to improve the recovery of reserves, (ii) ad valorem taxes paid during the three months ended June 30, 1998, and (iii) a general decrease in lease operating expenses. Average oil prices increased to $15.05 per barrel for the three months ended June 30, 1999 from $12.29 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $2.21 per Mcf for the three months ended June 30, 1999 from $2.25 per Mcf for the three months ended June 30, 1998.

      Depletion of Net Profits Interests decreased $7,782 (12.5%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 27.0% for the three months ended June 30, 1999 from 34.9% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in the average price of oil sold.

      General and administrative expenses decreased $58 (0.2%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, these expenses decreased to 17.4% for the three months ended June 30, 1999 from 19.7% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $330,628         $418,646
      Barrels produced                               9,077            9,276
      Mcf produced                                 188,634          198,128
      Average price/Bbl                           $  12.93         $  13.48
      Average price/Mcf                           $   1.92         $   2.23

      As shown in the table above, total Net Profits decreased $88,018 (21.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $58,000 was related to a decrease in the average price of gas sold and approximately $21,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 199 barrels and 9,494 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Average oil and gas prices decreased to $12.93 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1999 from $13.48 per barrel and $2.23 per Mcf, respectively, for the six months ended June 30, 1998.

      Depletion of Net Profits Interests decreased $17,289 (13.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense increased to 34.6% for the six months ended June 30, 1999 from 31.4% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $935 (1.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, these expenses increased to 24.1% for the six months ended June 30, 1999 from 18.8% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1999  were  $12,368,945  or  97.93%  of  the  Limited   Partners'  capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $199,402         $182,110
      Barrels produced                               2,396            1,605
      Mcf produced                                 115,648          133,220
      Average price/Bbl                           $  15.29         $  12.26
      Average price/Mcf                           $   1.89         $   1.68

      As shown in the table above, total Net Profits increased $17,292 (9.5%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $10,000 was related to an increase in volumes of oil sold, approximately $7,000 and $24,000, respectively, were related to increases in the average prices of oil and gas sold, and approximately $6,000 was related to a decrease in production expenses incurred by the owners of the Working Interests. These increases were partially offset by a decrease of approximately $30,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 791 barrels while volumes of gas sold decreased 17,572 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increase in volumes of oil sold was primarily due to the receipt of revenues on a well which paid out in late 1998. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 1998. The decrease in production expenses was primarily due to repair and maintenance expenses incurred on several wells during the six months ended June 30, 1998. Average oil and gas prices increased to $15.29 per barrel and $1.89 per Mcf, respectively, for the three months ended June 30, 1999 from $12.26 per barrel and $1.68 per Mcf, respectively, for the three months ended June 30, 1998.

      The P-5 Partnership sold certain Net Profits Interests during the three months ended June 30, 1998 and recognized a $203,390 gain on such sales. No such gains were recognized on sales of Net Profits Interests during the three months ended June 30, 1999.


      Depletion of Net Profits Interests decreased $9,853 (16.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) one significant well being fully depleted in 1998 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 25.9% for the three months ended June 30, 1999 from 33.7% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $301 (0.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, these expenses decreased to 16.6% for the three months ended June 30, 1999 from 18.0% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $343,845         $430,496
      Barrels produced                               3,961            3,400
      Mcf produced                                 240,919          257,793
      Average price/Bbl                           $  13.79         $  14.99
      Average price/Mcf                           $   1.68         $   2.00

      As shown in the table above, total Net Profits decreased $86,651 (20.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $77,000 was related to a decrease in the average price of gas sold and approximately $34,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $20,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 561 barrels while volumes of gas sold decreased 16,874 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of oil sold was primarily due to the receipt of revenues on a well which paid out in late 1998. The decrease in production expenses was primarily due to
      (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) a decrease in ad valorem taxes paid on one significant well during the six months ended June 30,

      1999 as compared to the six months ended June 30, 1998, and (iii) repair and maintenance expenses incurred on one significant well during the six months ended June 30, 1998. Average oil and gas prices decreased to $13.79 per barrel and $1.68 per Mcf, respectively, for the six months ended June 30, 1999 from $14.99 per barrel and $2.00 per Mcf, respectively, for the six months ended June 30, 1998.

      The P-5 Partnership sold certain Net Profits Interests during the six months ended June 30, 1998 and recognized a $340,014 gain of such sales. No such gains were recognized on sales of Net Profits Interests during the six months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $14,633 (12.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) one significant well being fully depleted in 1998 due to the lack of remaining reserves. As a percentage of Net Profits, this expense increased to 30.5% for the six months ended June 30, 1999 from 27.8% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,244 (1.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, these expenses increased to 21.8% for the six months ended June 30, 1999 from 17.1% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1999  were  $7,686,759  or  64.90%  of  the  Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $348,435         $279,345
      Barrels produced                               6,524            3,236
      Mcf produced                                 207,505          226,194
      Average price/Bbl                           $  13.61         $  11.89
      Average price/Mcf                           $   1.91         $   1.78

      As shown in the table above, total Net Profits increased $69,090 (24.7%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $11,000 and $25,000, respectively, were related to increases in the average prices of oil and gas sold, approximately $39,000 was related to an increase in volumes of oil sold, and approximately $27,000 was related to a decrease in production expenses incurred by owners of the Working Interests. These increases were partially offset by a decrease of approximately $33,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,288 barrels while volumes of gas sold decreased 18,689 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increase in volumes of oil sold was primarily due to (i) the receipt of revenues on a well which paid out in late 1998, (ii) the sale of oil on several wells which had previously been curtailed due to low oil prices, and (iii) the successful recompletion of one well in 1998. The decrease in production expenses was primarily due to (i) a decrease in ad valorem taxes paid on two significant wells during the three months ended June 30, 1999 and (ii) a decrease in repair and maintenance expenses incurred on two significant wells during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Average oil and gas prices increased to $13.61 per barrel and $1.91 per Mcf, respectively, for the three months ended June 30, 1999 from $11.89 per barrel and $1.78 per Mcf, respectively, for the three months ended June 30, 1998.

      The P-6 Partnership sold certain Net Profits Interests during the three months ended June 30, 1998 and recognized a $68,179 gain on such sales. No such gains were recognized on sales of Net Profits Interests during the three months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $393 (0.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, this expense decreased to 29.0% for the three months ended June 30, 1999 from 36.3% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $419 (1.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of Net Profits, these expenses decreased to 11.6% for the three months ended June 30, 1999 from 14.3% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $555,979         $617,373
      Barrels produced                               9,238            6,897
      Mcf produced                                 442,608          438,770
      Average price/Bbl                           $  12.77         $  14.10
      Average price/Mcf                           $   1.65         $   1.92

      As shown in the table above, total Net Profits decreased $61,394 (9.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $12,000 and $119,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by increases of approximately $33,000 and $7,000, respectively, related to increases in volumes of oil and gas sold and an increase of approximately $29,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil and gas sold increased 2,341 barrels and 3,838 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of oil sold was primarily due to (i) the receipt of revenues on a well which paid out in late 1998, (ii) the sale of oil on several wells which had previously been curtailed due to low oil prices, and (iii) the successful recompletion of one well in 1998. The decrease in production expenses was primarily due to (i) a decrease in production taxes associated with the decrease in Net Profits and (ii) a decrease in ad valorem taxes paid on three significant wells during the six months ended June 30, 1999. Average oil and gas prices decreased to $12.77 per barrel and $1.65 per Mcf, respectively, for the six months ended June 30, 1999 from $14.10 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1998.

      The P-6 Partnership sold certain Net Profits Interests during the six months ended June 30, 1998 and recognized a $134,525 gain on such sales. No such gains were recognized on sales of Net Profits Interests during the six months ended June 30, 1999.

      Depletion of Net Profits Interests increased $5,733 (2.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, this expense increased to 36.7% for the six months ended June 30, 1999 from 32.1% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,533 (1.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of Net Profits, these expenses increased to 16.3% for the six months ended June 30, 1999 from 14.5% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      1999  were  $10,268,248  or  71.79%  of  the  Limited   Partners'  capital
      contributions.


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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson Investment Company and its affiliates ("Samson"), and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas:
      (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

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

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of July 15, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 3rd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than September 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson has communicated to its management team the importance of having adequate staff available to manually perform necessary functions to minimize disruptions.


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

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these have been tested by the respective vendors and have been found to be Y2K compliant or have been upgraded or replaced.

      Office machines have been tested by Samson and vendors and are believed to be compliant.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications all of which have been made compliant or replaced. None of these applications are believed to be material to Samson or the Partnerships. Samson believes that sufficient manual processes are available to minimize any field level risk and that there will be no material impact on the Partnerships with respect to these applications.

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

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during the remainder of 1999 to further identify these risks.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 12, 1999        By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 12, 1999        By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.