Form 10-Q
period 1999-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 1999-11-03
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

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

                        Yes     X               No
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                  1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  149,065        $   99,454
   Accounts receivable:
      Net Profits                                182,759           108,440
                                              ----------        ----------
        Total current assets                  $  331,824        $  207,894

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,012,869         1,164,893
                                              ----------        ----------
                                              $1,344,693        $1,372,787
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   75,841)      ($   82,899)
   Limited Partners, issued and
      outstanding, 108,074 units               1,420,534         1,455,686
                                              ----------        ----------
        Total Partners' capital               $1,344,693        $1,372,787
                                              ----------        ----------
                                              $1,344,693        $1,372,787
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                --------          --------

REVENUES:
   Net Profits                                  $229,741          $114,886
   Interest income                                 1,119             4,241
   Loss on sale of Net Profits
      Interests                                        -         (   1,791)
                                                --------          --------
                                                $230,860          $117,336

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 43,410          $ 48,122
   General and administrative
      (Note 2)                                    29,901            30,953
                                                --------          --------
                                                $ 73,311          $ 79,075
                                                --------          --------

NET INCOME                                      $157,549          $ 38,261
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 19,550          $  7,733
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $137,999          $ 30,528
                                                ========          ========
NET INCOME per unit                             $   1.28          $    .28
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999               1998
                                                --------          -----------

REVENUES:
   Net Profits                                  $585,395          $  537,453
   Interest income                                 3,063              10,466
   Gain on sale of Net Profits
      Interests                                      698             474,007
                                                --------          ----------
                                                $589,156          $1,021,926

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $160,727          $  161,970
   General and administrative
      (Note 2)                                    98,421              98,174
                                                --------          ----------
                                                $259,148          $  260,144
                                                --------          ----------

NET INCOME                                      $330,008          $  761,782
                                                ========          ==========
GENERAL PARTNER - NET INCOME                    $ 47,160          $   48,152
                                                ========          ==========
LIMITED PARTNERS - NET INCOME                   $282,848          $  713,630
                                                ========          ==========
NET INCOME per unit                             $   2.62          $     6.60
                                                ========          ==========
UNITS OUTSTANDING                                108,074             108,074
                                                ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $330,008        $  761,782
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                160,727           161,970
      Gain on sale of Net Profits
        Interests                              (     698)      (   474,007)
      (Increase) decrease in accounts
        receivable - Net Profits               (  74,319)           72,647
                                                --------        ----------
Net cash provided by operating
   activities                                   $415,718        $  522,392
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 10,863)      ($   13,756)
   Proceeds from sale of Net Profits
      Interests                                    2,858           519,045
                                                --------        ----------
Net cash provided (used) by
   investing activities                        ($  8,005)       $  505,289
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($358,102)      ($1,396,984)
                                                --------        ----------
Net cash used by financing activities          ($358,102)      ($1,396,984)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 49,611       ($  369,303)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            99,454           503,622
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $149,065        $  134,319
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  125,109       $   78,435
   Accounts receivable:
      Net Profits                                 150,770           92,746
                                               ----------       ----------
        Total current assets                   $  275,879       $  171,181

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  876,962        1,001,498
                                               ----------       ----------
                                               $1,152,841       $1,172,679
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   62,710)     ($   70,704)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,215,551        1,243,383
                                               ----------       ----------
        Total Partners' capital                $1,152,841       $1,172,679
                                               ----------       ----------
                                               $1,152,841       $1,172,679
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ---------          ---------

REVENUES:
   Net Profits                                 $173,641           $89,003
   Interest income                                  942             2,978
   Loss on sale of Net Profits
      Interests                                       -          (  1,378)
                                               --------           -------
                                               $174,583           $90,603

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 35,812           $37,598
   General and administrative
      (Note 2)                                   24,932            25,805
                                               --------           -------
                                               $ 60,744           $63,403
                                               --------           -------

NET INCOME                                     $113,839           $27,200
                                               ========           =======
GENERAL PARTNER - NET INCOME                   $  7,078           $ 2,715
                                               ========           =======
LIMITED PARTNERS - NET INCOME                  $106,761           $24,485
                                               ========           =======
NET INCOME per unit                            $   1.18           $   .27
                                               ========           =======
UNITS OUTSTANDING                                90,094            90,094
                                               ========           =======


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                              ---------          ---------

REVENUES:
   Net Profits                                 $455,894           $410,191
   Interest income                                2,458              7,625
   Gain on sale of Net Profits
      Interests                                     652            253,637
                                               --------           --------
                                               $459,004           $671,453

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $131,364           $125,373
   General and administrative
      (Note 2)                                   82,061             81,952
                                               --------           --------
                                               $213,425           $207,325
                                               --------           --------

NET INCOME                                     $245,579           $464,128
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $ 17,411           $ 27,840
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $228,168           $436,288
                                               ========           ========
NET INCOME per unit                            $   2.53           $   4.84
                                               ========           ========
UNITS OUTSTANDING                                90,094             90,094
                                               ========           ========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $245,579        $  464,128
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                131,364           125,373
      Gain on sale of Net Profits
        Interests                              (     652)      (   253,637)
      (Increase) decrease in accounts
        receivable - Net Profits               (  58,024)           62,728
                                                --------        ----------
Net cash provided by operating
   activities                                   $318,267        $  398,592
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  8,846)      ($   17,394)
   Proceeds from sale of Net Profits
      Interests                                    2,670           359,875
                                                --------        ----------
Net cash provided (used) by
   investing activities                        ($  6,176)       $  342,481
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($265,417)      ($1,005,330)
                                                --------        ----------
Net cash used by financing activities          ($265,417)      ($1,005,330)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 46,674       ($  264,257)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            78,435           369,191
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $125,109        $  104,934
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  234,108        $  146,246
   Accounts receivable:
      Net Profits                                279,911           170,389
                                              ----------        ----------
        Total current assets                  $  514,019        $  316,635

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,633,861         1,866,716
                                              ----------        ----------
                                              $2,147,880        $2,183,351
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  118,098)      ($  132,995)
   Limited Partners, issued and
      outstanding, 169,637 units               2,265,978         2,316,346
                                              ----------        ----------
        Total Partners' capital               $2,147,880        $2,183,351
                                              ----------        ----------
                                              $2,147,880        $2,183,351
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Net Profits                                  $322,339          $166,755
   Interest income                                 1,866             5,626
   Loss on sale of Net Profits
      Interests                                        -         (   2,558)
                                                --------          --------
                                                $324,205          $169,823

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 66,778          $ 70,090
   General and administrative
      (Note 2)                                    46,938            48,580
                                                --------          --------
                                                $113,716          $118,670
                                                --------          --------

NET INCOME                                      $210,489          $ 51,153
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 13,103          $  5,080
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $197,386          $ 46,073
                                                ========          ========
NET INCOME per unit                             $   1.16          $    .27
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------        -----------

REVENUES:
   Net Profits                                  $852,103        $  764,416
   Interest income                                 4,856            14,498
   Gain on sale of Net Profits
      Interests                                    1,252           603,091
                                                --------        ----------
                                                $858,211        $1,382,005

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $245,727        $  232,939
   General and administrative
      (Note 2)                                   154,359           154,282
                                                --------        ----------
                                                $400,086        $  387,221
                                                --------        ----------

NET INCOME                                      $458,125        $  994,784
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 32,493        $   58,332
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $425,632        $  936,452
                                                ========        ==========
NET INCOME per unit                             $   2.51        $     5.52
                                                ========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $458,125        $  994,784
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                245,727           232,939
      Gain on sale of Net Profits
        Interests                              (   1,252)      (   603,091)
      (Increase) decrease in accounts
        receivable - Net Profits               ( 109,522)          116,566
                                                --------        ----------
Net cash provided by operating
   activities                                   $593,078        $  741,198
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 16,469)      ($   33,084)
   Proceeds from sale of Net Profits
      Interests                                    4,849           664,645
                                                --------        ----------
Net cash provided (used) by
   investing activities                        ($ 11,620)       $  631,561
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($493,596)      ($1,862,281)
                                                --------        ----------
Net cash used by financing activities          ($493,596)      ($1,862,281)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 87,862       ($  489,522)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           146,246           685,628
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $234,108        $  196,106
                                                ========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  170,976        $  101,652
   Accounts receivable:
      Net Profits                                271,963           209,218
                                              ----------        ----------
        Total current assets                  $  442,939        $  310,870

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 929,123         1,092,574
                                              ----------        ----------
                                              $1,372,062        $1,403,444
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   84,564)      ($   93,853)
   Limited Partners, issued and
      outstanding, 126,306 units               1,456,626         1,497,297
                                              ----------        ----------
        Total Partners' capital               $1,372,062        $1,403,444
                                              ----------        ----------
                                              $1,372,062        $1,403,444
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                               ---------          --------

REVENUES:
   Net Profits                                  $215,501          $138,857
   Interest income                                 1,321             1,714
   Loss on sale of Net Profits
      Interests                                        -         (     238)
                                                --------          --------
                                                $216,822          $140,333

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 50,628          $ 54,446
   General and administrative
      (Note 2)                                    34,958            36,110
                                                --------          --------
                                                $ 85,586          $ 90,556
                                                --------          --------

NET INCOME                                      $131,236          $ 49,777
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  8,521          $  4,581
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $122,715          $ 45,196
                                                ========          ========
NET INCOME per unit                             $    .97          $    .36
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                               ---------          --------

REVENUES:
   Net Profits                                  $546,129          $557,503
   Interest income                                 3,190             6,871
   Gain on sale of Net
      Profits Interests                              410            12,014
                                                --------          --------
                                                $549,729          $576,388

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $164,883          $185,990
   General and administrative
      (Note 2)                                   114,567           114,784
                                                --------          --------
                                                $279,450          $300,774
                                                --------          --------

NET INCOME                                      $270,279          $275,614
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 19,950          $ 20,877
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $250,329          $254,737
                                                ========          ========
NET INCOME per unit                             $   1.98          $   2.02
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $270,279        $275,614
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                164,883         185,990
      Gain on sale of Net Profits
        Interests                              (     410)      (  12,014)
      (Increase) decrease in accounts
        receivable - Net Profits               (  62,745)        127,613
                                                --------        --------
Net cash provided by operating
   activities                                   $372,007        $577,203
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  6,102)      ($  4,726)
   Proceeds from sale of Net Profits
      Interests                                    5,080          14,895
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($  1,022)       $ 10,169
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($301,661)      ($666,902)
                                                --------        --------
Net cash used by financing activities          ($301,661)      ($666,902)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 69,324       ($ 79,530)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           101,652         243,903
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $170,976        $164,373
                                                ========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  187,309       $  166,487
   Accounts receivable:
      Net Profits                                 140,090           99,823
                                               ----------       ----------
        Total current assets                   $  327,399       $  266,310

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  847,189          991,179
                                               ----------       ----------
                                               $1,174,588       $1,257,489
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   70,578)     ($   79,248)
   Limited Partners, issued and
      outstanding, 118,449 units                1,245,166        1,336,737
                                               ----------       ----------
        Total Partners' capital                $1,174,588       $1,257,489
                                               ----------       ----------
                                               $1,174,588       $1,257,489
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Net Profits                                  $230,347          $189,220
   Interest income                                 1,554             3,102
   Gain on sale of Net Profits
      Interests                                        -               803
                                                --------          --------
                                                $231,901          $193,125

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 49,457          $ 65,403
   General and administrative
      (Note 2)                                    32,777            33,873
                                                --------          --------
                                                $ 82,234          $ 99,276
                                                --------          --------

NET INCOME                                      $149,667          $ 93,849
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,384          $  7,154
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $140,283          $ 86,695
                                                ========          ========
NET INCOME per unit                             $   1.19          $    .73
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                 1999              1998
                                               ---------         ---------

REVENUES:
   Net Profits                                  $574,192          $619,716
   Interest income                                 4,167             8,301
   Gain on sale of Net Profits
      Interests                                        -           340,817
                                                --------          --------
                                                $578,359          $968,834

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $154,448          $185,027
   General and administrative
      (Note 2)                                   107,702           107,554
                                                --------          --------
                                                $262,150          $292,581
                                                --------          --------

NET INCOME                                      $316,209          $676,253
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 21,780          $ 40,799
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $294,429          $635,454
                                                ========          ========
NET INCOME per unit                             $   2.49          $   5.36
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $316,209        $676,253
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                154,448         185,027
      Gain on sale of Net Profits
        Interests                                      -       ( 340,817)
      (Increase) decrease in accounts
        receivable - Net Profits               (  40,267)         57,895
                                                --------        --------
Net cash provided by operating
   activities                                   $430,390        $578,358
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 10,458)      ($ 37,045)
   Proceeds from sale of Net Profits
      Interests                                        -         368,485
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($ 10,458)       $331,440
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($399,110)      ($934,742)
                                                --------        --------
Net cash used by financing activities          ($399,110)      ($934,742)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 20,822       ($ 24,944)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           166,487         228,750
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $187,309        $203,806
                                                ========        ========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  311,145       $  300,324
   Accounts receivable:
      Net Profits                                 268,559          145,612
                                               ----------       ----------
        Total current assets                   $  579,704       $  445,936

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,769,587        2,065,846
                                               ----------       ----------
                                               $2,349,291       $2,511,782
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   88,204)     ($  106,642)
   Limited Partners, issued and
      outstanding, 143,041 units                2,437,495        2,618,424
                                               ----------       ----------
        Total Partners' capital                $2,349,291       $2,511,782
                                               ----------       ----------
                                               $2,349,291       $2,511,782
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999             1998
                                                --------         ---------

REVENUES:
   Net Profits                                  $440,245          $256,471
   Interest income                                 2,362             2,925
   Loss on sale of Net Profits
      Interests                                        -         (   1,421)
                                                --------          --------
                                                $442,607          $257,975

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $101,854          $110,826
   General and administrative
      (Note 2)                                    39,578            40,901
                                                --------          --------
                                                $141,432          $151,727
                                                --------          --------

NET INCOME                                      $301,175          $106,248
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 19,015          $  9,600
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $282,160          $ 96,648
                                                ========          ========
NET INCOME per unit                             $   1.97          $    .67
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                   1999             1998
                                                ----------       -----------

REVENUES:
   Net Profits                                  $  996,224        $  873,844
   Interest income                                   6,497            10,360
   Gain on sale of Net Profits
      Interests                                          -           133,104
                                                ----------        ----------
                                                $1,002,721        $1,017,308

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  306,049        $  309,288
   General and administrative
      (Note 2)                                     130,369           130,159
                                                ----------        ----------
                                                $  436,418        $  439,447
                                                ----------        ----------

NET INCOME                                      $  566,303        $  577,861
                                                ==========        ==========
GENERAL PARTNER - NET INCOME                    $   40,232        $   40,747
                                                ==========        ==========
LIMITED PARTNERS - NET INCOME                   $  526,071        $  537,114
                                                ==========        ==========
NET INCOME per unit                             $     3.68        $     3.75
                                                ==========        ==========
UNITS OUTSTANDING                                  143,041           143,041
                                                ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                1999               1998
                                              ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $566,303          $  577,861
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                              306,049             309,288
      Gain on sale of Net Profits
        Interests                                    -         (   133,104)
      (Increase) decrease in accounts
        receivable - Net Profits             ( 122,947)            163,102
                                              --------          ----------
Net cash provided by operating
   activities                                 $749,405          $  917,147
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 11,281)        ($   41,351)
   Proceeds from sale of Net Profits
      Interests                                  1,491             147,747
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($  9,790)         $  106,396
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($728,794)        ($1,132,755)
                                              --------          ----------
Net cash used by financing activities        ($728,794)        ($1,132,755)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $ 10,821         ($  109,212)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         300,324             362,957
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $311,145          $  253,745
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 1999, combined statements of operations for the three and nine months ended September 30, 1999 and 1998, and combined statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1999, the combined results of operations for the three and nine months ended September 30, 1999 and 1998, and the combined cash flows for the nine months ended September 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                   $1,461                  $28,440
               P-2                    1,223                   23,709
               P-3                    2,298                   44,640
               P-4                    1,718                   33,240
               P-5                    1,607                   31,170
               P-6                    1,937                   37,641


      During the nine months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $13,101                  $ 85,320
               P-2                   10,934                    71,127
               P-3                   20,439                   133,920
               P-4                   14,847                    99,720
               P-5                   14,192                    93,510
               P-6                   17,446                   112,923

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $229,741         $114,886
      Barrels produced                               5,492            5,573
      Mcf produced                                  72,924           73,501
      Average price/Bbl                           $  21.48         $  11.14
      Average price/Mcf                           $   2.30         $   1.46

      As shown in the table above, total Net Profits increased $114,855 (100%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $57,000 and $61,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 81 barrels and 577 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Average oil and gas prices increased to $21.48 per barrel and $2.30 per Mcf, respectively, for the three months ended September 30, 1999 from $11.14 per barrel and $1.46 per Mcf, respectively, for the three months ended September 30, 1998.

      Depletion of Net Profits Interests decreased $4,712 (9.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, this expense decreased to 18.9% for the three months ended September 30, 1999 from 41.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,052 (3.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 13.0% for the three months ended September 30, 1999 from 26.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $585,395         $537,453
      Barrels produced                              19,288           20,530
      Mcf produced                                 276,290          236,755
      Average price/Bbl                           $  15.00         $  14.01
      Average price/Mcf                           $   1.81         $   1.80

      As shown in the table above, total Net Profits increased $47,942 (8.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $71,000 was related to an increase in volumes of gas sold and approximately $19,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of (i) approximately $17,000 related to a decrease in volumes of oil sold and (ii) approximately $27,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,242 barrels while volumes of gas sold increased 39,535 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator during the nine months ended September 30, 1999 due to the payout of one significant well and (ii) the successful recompletion of one well during the fourth quarter of 1998. The increase in production expenses was primarily due to
      (i) a change in the timing of payment of ad valorem taxes, (ii) workover expenses incurred on two significant wells during the nine months ended September 30, 1999 in order to improve the recovery of reserves, and (iii) lease operating expenses paid during the nine months ended September 30, 1999 related to prior periods on the well which reached payout. Average oil and gas prices increased to $15.00 per barrel and $1.81 per Mcf, respectively, for the nine months ended September 30, 1999 from $14.01 per barrel and $1.80 per Mcf, respectively, for the nine months ended September 30, 1998.

      The P-1 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1999 and recognized a $698 gain on such sales. Sales of Net Profits Interests during the nine months ended September 30, 1998 resulted in the P-1 Partnership recognizing similar gains of $474,007.

      Depletion of Net Profits Interests decreased $1,243 (0.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, this expense decreased to 27.5% for the nine months ended September 30, 1999 from 30.1% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 16.8% for the nine months ended September 30, 1999 from 18.3% for the nine months ended September 30, 1998.

      Cumulative cash distributions to the Limited Partners through September 30, 1999 were $11,800,558 or 109.19% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                              -------------------------------
                                                   1999             1998
                                                 --------          -------
      Net Profits                                $173,641          $89,003
      Barrels produced                              3,869            3,862
      Mcf produced                                 60,719           61,006
      Average price/Bbl                          $  21.55          $ 11.00
      Average price/Mcf                          $   2.29          $  1.52

      As shown in the table above, total Net Profits increased $84,638 (95.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $41,000 and $47,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 7 barrels while volumes of gas sold decreased 287 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Average oil and gas prices increased to $21.55 per barrel and $2.29 per Mcf, respectively, for the three months ended September 30, 1999 from $11.00 per barrel and $1.52 per Mcf, respectively, for the three months ended September 30, 1998.

      Depletion of Net Profits Interests decreased $1,786 (4.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, this expense decreased to 20.6% for the three months ended September 30, 1999 from 42.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $873 (3.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 14.4% for the three months ended September 30, 1999 from 29.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1999              1998
                                                 --------          --------
      Net Profits                                $455,894          $410,191
      Barrels produced                             13,756            14,384
      Mcf produced                                225,347           194,383
      Average price/Bbl                          $  14.99          $  13.95
      Average price/Mcf                          $   1.86          $   1.83

      As shown in the table above, total Net Profits increased $45,703 (11.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $57,000 was related to an increase in volumes of gas sold and approximately $14,000 and $7,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) approximately $9,000 related to a decrease in volumes of oil sold and (ii) approximately $24,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 628 barrels while volumes of gas sold increased 30,964 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended

      September 30, 1998. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator during the nine months ended September 30, 1999 due to the payout of one significant well and (ii) the successful recompletion of one well during the fourth quarter of 1998. The increase in production expenses was primarily due to (i) a change in the timing of payment of ad valorem taxes, (ii) workover expenses incurred on two significant wells during the nine months ended September 30, 1999 in order to improve the recovery of reserves, and (iii) lease operating expenses paid during the nine months ended September 30, 1999 related to prior periods on the well which reached payout. Average oil and gas prices increased to $14.99 per barrel and $1.86 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.95 per barrel and $1.83 per Mcf, respectively, for the nine months ended September 30, 1998.

      The P-2 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1999 and recognized a $652 gain on such sales. Sales of Net Profits Interests during the nine months ended September 30, 1998 resulted in the P-2 Partnership recognizing similar gains of $253,637.

      Depletion of Net Profits Interests increased $5,991 (4.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, this expense decreased to 28.8% for the nine months ended September 30, 1999 from 30.6% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 18.0% for the nine months ended September 30, 1999 from 20.0% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      The P-2 Partnership should achieve payout during the three months ended December 31, 1999. After payout, operations and revenues for the P-2 Partnership will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses are allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 1999 were $8,979,561 or 99.67% of the Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $322,339         $166,755
      Barrels produced                               7,152            7,192
      Mcf produced                                 113,597          114,354
      Average price/Bbl                           $  21.57         $  11.05
      Average price/Mcf                           $   2.29         $   1.52

      As shown in the table above, total Net Profits increased $155,584 (93.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $75,000 and $87,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 40 barrels and 757 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Average oil and gas prices increased to $21.57 per barrel and $2.29 per Mcf, respectively, for the three months ended September 30, 1999 from $11.05 per barrel and $1.52 per Mcf, respectively, for the three months ended September 30, 1998.

      Depletion of Net Profits Interests decreased $3,312 (4.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, this expense decreased to 20.7% for the three months ended September 30, 1999 from 42.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,642 (3.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 14.6% for the three months ended September 30, 1999 from 29.1% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $852,103         $764,416
      Barrels produced                              25,502           26,651
      Mcf produced                                 422,909          363,554
      Average price/Bbl                           $  14.98         $  13.96
      Average price/Mcf                           $   1.87         $   1.84

      As shown in the table above, total Net Profits increased $87,687 (11.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $109,000 was related to an increase in volumes of gas sold and approximately $26,000 and $13,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) approximately $16,000 related to a decrease in volumes of oil sold and (ii) approximately $44,000 related to an increase in production expenses incurred by the owners of the Working Interests.
      Volumes of oil sold decreased 1,149 barrels while volumes of gas sold increased 59,355 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator during the nine months ended September 30, 1999 due to the payout of one significant well and (ii) the successful recompletion of one well during the fourth quarter of 1998. The increase in production expenses was primarily due to (i) a change in the timing of payment of ad valorem taxes, (ii) workover expenses incurred on two significant wells during the nine months ended September 30, 1999 in order to improve the recovery of reserves, and (iii) lease operating expenses paid during the nine months ended September 30, 1999 related to prior periods on the well which reached payout. Average oil and gas prices increased to $14.98 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.96 per barrel and $1.84 per Mcf, respectively, for the nine months ended September 30, 1998.

      The P-3 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1999 and recognized a $1,252 gain on such sales. Sales of Net Profits Interests during the nine months ended September 30, 1998 resulted in the P-3 Partnership recognizing similar gains of $603,091.

      Depletion of Net Profits Interests increased $12,788 (5.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, this expense decreased to 28.8% for the nine months ended September 30, 1999 from 30.5% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 18.1% for the nine months ended September 30, 1999 from 20.2% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 1999 were $16,235,401 or 95.71% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $215,501         $138,857
      Barrels produced                               4,416            3,835
      Mcf produced                                  81,223           82,033
      Average price/Bbl                           $  20.10         $  11.96
      Average price/Mcf                           $   2.51         $   1.99

      As shown in the table above, total Net Profits increased $76,644 (55.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $36,000 and $42,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 581 barrels, while volumes of gas sold decreased 810 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to increased production on one significant well during the three months ended September 30, 1999 following a successful workover. Average oil and gas prices increased to $20.10 per barrel and $2.51 per Mcf for the three months ended September 30, 1999 from $11.96 per barrel and $1.99 per Mcf for the three months ended September 30, 1998.

      Depletion of Net Profits Interests decreased $3,818 (7.0%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, this expense decreased to 23.5% for the three months ended September 30, 1999 from 39.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,152 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 16.2% for the three months ended September 30, 1999 from 26.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $546,129         $557,503
      Barrels produced                              13,493           13,111
      Mcf produced                                 269,857          280,161
      Average price/Bbl                           $  15.28         $  13.03
      Average price/Mcf                           $   2.10         $   2.16

      As shown in the table above, total Net Profits decreased $11,374 (2.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $22,000 was related to a decrease in volumes of gas sold, approximately $17,000 was related to a decrease in the average price of gas sold, and approximately $8,000 was related to an increase in production expenses incurred by the owners of the Working Interests. These decreases were partially offset by increases of (i) approximately $30,000 related to an increase in the average price of oil sold and (ii) approximately $5,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 382 barrels while volumes of gas sold decreased 10,304 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in production expenses was primarily due to workover expenses incurred on one significant well during the nine months ended September 30, 1999. Average oil prices increased to $15.28 per barrel for the nine months ended September 30, 1999 from $13.03 per barrel for the nine months ended September 30, 1998. Average gas prices decreased to $2.10 per Mcf for the nine months ended September 30, 1999 from $2.16 per Mcf for the nine months ended September 30, 1998. Depletion of Net Profits Interests decreased $21,107 (11.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of Net Profits, this expense decreased to 30.2% for the nine months ended September 30, 1999 from 33.4% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, these expenses remained relatively constant at 21.0% for the nine months ended September 30, 1999 and 20.6% for the nine months ended September 30, 1998.

      The P-4 Partnership should achieve payout during the three months ended December 31, 1999. After payout, operations and revenues for the P-4 Partnership will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses are allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of pre and post payout allocations of income and expense.

      Cumulative cash distributions to the Limited Partners through September 30, 1999 were $12,478,945 or 98.80% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $230,347         $189,220
      Barrels produced                               1,417            1,771
      Mcf produced                                 116,176          141,478
      Average price/Bbl                           $  21.56         $  15.53
      Average price/Mcf                           $   2.32         $   1.64

      As shown in the table above, total Net Profits increased $41,127 (21.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30,

      1998. Of this increase, approximately $9,000 and $79,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $5,000 and $41,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 354 barrels and 25,302 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 1998. Average oil and gas prices increased to $21.56 per barrel and $2.32 per Mcf, respectively, for the three months ended September 30, 1999 from $15.53 per barrel and $1.64 per Mcf, respectively, for the three months ended September 30, 1998.

      Depletion of Net Profits Interests decreased $15,946 (24.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) one significant well being fully depleted in 1998 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 21.5% for the three months ended September 30, 1999 from 34.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,096 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 14.2% for the three months ended September 30, 1999 from 17.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $574,192         $619,716
      Barrels produced                               5,378            5,171
      Mcf produced                                 357,095          399,271
      Average price/Bbl                           $  15.84         $  15.17
      Average price/Mcf                           $   1.89         $   1.87

      As shown in the table above, total Net Profits decreased $45,524 (7.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $79,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by increases of (i) approximately $6,000 related to an increase in the average price of gas sold and (ii) approximately $20,000 related to a decrease in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 207 barrels while volumes of gas sold decreased 42,176 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 1998. Average oil and gas prices increased to $15.84 per barrel and $1.89 per Mcf, respectively, for the nine months ended September 30, 1999 from $15.17 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1998.

      The P-5 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1998 and recognized a $340,817 gain on such sales. No such gains were recognized on sales of Net Profits Interests during the nine months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $30,579 (16.5%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) one significant well being fully depleted in 1998 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 26.9% for the nine months ended September 30, 1999 from 29.9% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, these expenses increased to 18.8% for the nine months ended September 30, 1999 from 17.4% for the nine months ended September 30, 1998.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 1999 were $7,811,759 or 65.95% of the Limited Partners' capital contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $440,245         $256,471
      Barrels produced                               5,560            3,172
      Mcf produced                                 215,064          249,092
      Average price/Bbl                           $  19.42         $  14.45
      Average price/Mcf                           $   2.36         $   1.61

      As shown in the table above, total Net Profits increased $183,774 (71.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $28,000 and $160,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $35,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $55,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,388 barrels while volumes of gas sold decreased 34,028 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchaser on one significant well during the three months ended September 30, 1998. Average oil and gas prices increased to $19.42 per barrel and $2.36 per Mcf, respectively, for the three months ended September 30, 1999 from $14.45 per barrel and $1.61 per Mcf, respectively, for the three months ended September 30, 1998.

      Depletion of Net Profits Interests decreased $8,972 (8.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, this expense decreased to 23.1% for the three months ended September 30, 1999 from 43.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,323 (3.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 9.0% for the three months ended September 30, 1999 from 15.9% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Net Profits                                 $996,224         $873,844
      Barrels produced                              14,798           10,069
      Mcf produced                                 657,672          687,862
      Average price/Bbl                           $  15.27         $  14.21
      Average price/Mcf                           $   1.88         $   1.81

      As shown in the table above, total Net Profits increased $122,380 (14.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $67,000 was related to an increase in volumes of oil sold, approximately $16,000 and $49,000, respectively, were related to increases in the average prices of oil and gas sold, and approximately $45,000 was related to a decrease in production expenses incurred by the owners of the Working Interests. These increases were partially offset by a decrease of approximately $55,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 4,729 barrels while volumes of gas sold decreased 30,190 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 1999 and (ii) the receipt of revenues on a well which paid out in late 1998. The decrease in production expenses was primarily due to a decrease in repair and maintenance expenses on several wells during the nine months ended September 30, 1999. Average oil and gas prices increased to $15.27 per barrel and $1.88 per Mcf, respectively, for the nine months ended September 30, 1999 from $14.21 per barrel and $1.81 per Mcf, respectively, for the nine months ended September 30, 1998.

      The P-6 Partnership sold certain Net Profits Interests during the nine months ended September 30, 1998 and recognized a $133,104 gain on such sales. No such gains were recognized on sales of Net Profits Interest during the nine months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $3,239 (1.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, this expense decreased to 30.7% for the nine months ended September 30, 1999 from 35.4% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of Net Profits, these expenses decreased to 13.1% for the nine months ended September 30, 1999 from 14.9% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 1999 were $10,485,248 or 73.30% of the Limited Partners' capital contributions.


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

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Partnerships.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 3, 1999            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 3, 1999            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.