Form 10-K405
period 1999-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2000-02-22
CIK 850427, 850428, 854066, 860744, 863832, 869801

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

PART II.....................................................................22
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......22
      ITEM 6.     SELECTED FINANCIAL DATA...................................25
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................32
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 50
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............50
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................50

PART III....................................................................50
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...50
      ITEM 11.    EXECUTIVE COMPENSATION....................................52
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................59
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............61

PART IV.....................................................................63
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................63
    SIGNATURES..............................................................68

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment

Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.03 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 1999:

   Partnership               Customer                       Percentage
   -----------       ------------------------               ----------

       P-1           El Paso Energy Marketing
                       Company ("El Paso")                       24.4%
                     Chevron U.S.A., Inc.
                       ("Chevron")                               12.0%


       P-2           El Paso                                     23.6%
                     Chevron                                     10.3%
                     Texaco Exploration and
                       Production, Inc. ("Texaco")               10.1%


       P-3           El Paso                                     23.4%
                     Texaco                                      10.1%
                     Chevron                                     10.1%


       P-4           El Paso                                     28.7%
                     Valero Industrial Gas LP                    25.4%
                     Phibro Energy, Inc.                         21.3%


       P-5           El Paso                                     77.8%

       P-6           El Paso                                     36.6%
                     HPL Resources Company                       15.4%
                     Tejas Gas Marketing
                       Company                                   13.0%

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


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 1999.

                  P/ship               Number of Wells(1)
                  ------         -----------------------------
                                 Total         Oil        Gas
                                 -----        -----      -----

                   P-1            953          758        195
                   P-2            996          781        215
                   P-3            996          749        247
                   P-4            190          100         90
                   P-5             74           23         51
                   P-6            119           34         85

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During  1999  the  P-1,   P-2,  P-3,  and  P-4   Partnerships   indirectly
participated (through their Net Profits Interests) in the developmental drilling activities described below.

                                                Revenue
P/ship   Well Name              County    St.   Interest   Type  Status
------   ---------              ------   ----   --------   ----  ------
P-1      Joe No. 1-25           Caddo     OK    .00183     Gas   Unknown
         Daberry No. 5-1        Wheeler   TX    Unknown    Gas   In Progress
         Coltharp No. 3-51      Wheeler   TX    .00048     Gas   Producing
         Blankenship No. 2      Wheeler   TX    .01486     Gas   Producing
         Wolfe No. 5            Winkler   TX    .00372     Gas   Producing

P-2      Joe No. 1-25           Caddo     OK    .00199     Gas   Unknown
         Daberry No. 5-1        Wheeler   TX    Unknown    Gas   In Progress
         Coltharp No. 3-51      Wheeler   TX    .00032     Gas   Producing
         Blankenship No. 2      Wheeler   TX    .01014     Gas   Producing
         Wolfe No. 5            Winkler   TX    .00254     Gas   Producing

                                                Revenue
P/ship   Well Name              County    St.   Interest   Type  Status
------   ---------              ------   ----   --------   ----  ------
P-3      Joe No. 1-25           Caddo     OK    .00376     Gas   Unknown
         Daberry No. 5-1        Wheeler   TX    Unknown    Gas   In Progress
         Coltharp No. 3-51      Wheeler   TX    .00060     Gas   Producing
         Blankenship No. 2      Wheeler   TX    .01872     Gas   Producing
         Wolfe No. 5            Winkler   TX    .00468     Gas   Producing

P-4      Joe No. 1-25           Caddo     OK    .00333     Gas   Unknown
         BMT No. 13             Webb      TX    .00233     Gas   Producing
         Hachar No. 35          Webb      TX    .00350     Gas   Producing


The P-5 and P-6 Partnerships did not participate in any drilling activities during 1999.

      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data

                                P-1 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        24,737         26,676         32,044
      Gas (Mcf)                        357,439        321,426        357,516

   Oil and gas sales(1):
      Oil                           $  412,946     $  357,439     $  598,856
      Gas                              665,565        585,775        813,010
                                     ---------      ---------      ---------
         Total                      $1,078,511     $  943,214     $1,411,866
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $16.69         $13.40         $18.69
      Per Mcf of gas                      1.86           1.82           2.27
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-1
      Partnership's financial statements because they do not reflect the offset of $275,972, $248,295, and $347,761, respectively, of production expenses incurred by the Affiliated Programs.

                               Net Production Data

                                P-2 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        17,583        18,652          22,873
      Gas (Mcf)                        289,443       266,232         301,132

   Oil and gas sales(1):
      Oil                             $293,110      $249,655      $  428,036
      Gas                              556,043       492,065         697,928
                                      --------      --------       ---------
         Total                        $849,153      $741,720      $1,125,964
                                      ========      ========       =========
   Average sales price:
      Per barrel of oil                 $16.67        $13.38          $18.71
      Per Mcf of gas                      1.92          1.85            2.32
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-2
      Partnership's financial statements because they do not reflect the offset of $230,263, $203,535, and $289,470, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-3 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        32,552         34,533         42,259
      Gas (Mcf)                        543,312        496,649        565,052

   Oil and gas sales(1):
      Oil                           $  542,233     $  462,244     $  791,047
      Gas                            1,044,195        919,875      1,312,229
                                     ---------      ---------      ---------
         Total                      $1,586,428     $1,382,119     $2,103,276
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $16.66         $13.39         $18.72
      Per Mcf of gas                      1.92           1.85           2.32
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-3
      Partnership's financial statements because they do not reflect the offset of $430,614, $384,655, and $543,301, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-4 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        17,505         16,783         19,686
      Gas (Mcf)                        338,882        370,975        513,815

   Oil and gas sales(1):
      Oil                           $  295,745     $  210,592     $  387,375
      Gas                              746,206        797,041      1,267,510
                                     ---------      ---------      ---------
         Total                      $1,041,951     $1,007,633     $1,654,885
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $16.89         $12.55         $19.68
      Per Mcf of gas                      2.20           2.15           2.47
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-4
      Partnership's financial statements because they do not reflect the offset of $295,097, $273,107, and $364,105, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-5 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         6,858          6,315          7,972
      Gas (Mcf)                        464,917        552,109        516,756

   Oil and gas sales(1):
      Oil                           $  117,808     $   88,408     $  158,471
      Gas                              922,397      1,030,105      1,148,588
                                     ---------      ---------      ---------
         Total                      $1,040,205     $1,118,513     $1,307,059
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $17.18         $14.00         $19.88
      Per Mcf of gas                      1.98           1.87           2.22
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-5
      Partnership's financial statements because they do not reflect the offset of $183,763, $291,437, and $306,934, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-6 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        17,227         19,139         18,461
      Gas (Mcf)                        909,561        948,078        984,971

   Oil and gas sales(1):
      Oil                           $  280,628     $  280,141     $  354,536
      Gas                            1,765,886      1,737,876      2,231,611
                                     ---------      ---------      ---------
         Total                      $2,046,514     $2,018,017     $2,586,147
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $16.29         $14.64         $19.20
      Per Mcf of gas                      1.94           1.83           2.27
----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-6
      Partnership's financial statements because they do not reflect the offset of $705,730, $777,917, and $792,462, respectively, of production expenses incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The relatively high oil prices at December 31, 1999 have caused the estimates of remaining economically recoverable oil reserves as well as the value placed on said reserves to be higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these high oil prices would result in a corresponding reduction in the estimate of remaining oil reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1999 will actually be realized for such production.

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

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 1999(1)

P-1 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 1,856,427
      Oil and liquids (Bbls)                                      199,519

   Net present value (discounted at 10% per annum)             $3,735,374


P-2 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 1,668,174
      Oil and liquids (Bbls)                                      146,807

   Net present value (discounted at 10% per annum)             $2,980,207


P-3 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 3,134,280
      Oil and liquids (Bbls)                                      271,998

   Net present value (discounted at 10% per annum)             $5,554,525


P-4 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,108,230
      Oil and liquids (Bbls)                                       60,023

   Net present value (discounted at 10% per annum)             $3,086,172


P-5 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,335,679
      Oil and liquids (Bbls)                                       39,773

   Net present value (discounted at 10% per annum)             $2,787,088

P-6 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 3,879,762
      Oil and liquids (Bbls)                                      102,745

   Net present value (discounted at 10% per annum)             $4,976,533

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

                   Significant Properties as of December 31, 1999
                   ----------------------------------------------

                                Wells
                             Operated by
                             Affiliates      Oil        Gas
                   Total     -----------   Reserves    Reserves     Present
Basin              Wells     Number   %     (Bbl)       (Mcf)        Value
-----------        -----     ------  ---   --------    --------     -------
P-1 P/ship:
  Permian          829         3       -    183,099     860,563    $2,594,217
  Anadarko          60        17      23%     3,566     923,863       980,536

P-2 P/ship:
  Permian          829         3       -    125,161     593,981    $1,780,377
  Anadarko          60        17      23%     3,386     736,890       782,006

P-3 P/ship:
  Permian          829         3       -    230,741   1,095,777    $3,282,724
  Anadarko          60        17      23%     6,352   1,370,397     1,454,175
  South. Ok.
   Folded Belt      24        21      81%    16,225     496,680       528,791

P-4 P/ship:
  Gulf Coast        42        11      14%    46,251     999,430    $1,841,827
  Anadarko          52         9      15%     5,136     739,281       803,639

P-5 P/ship:
  Anadarko          31        29      33%     6,693   1,571,507    $1,802,409
  South. Ok.
   Folded Belt      13         -       -     22,065     413,884       587,797
  Permian           29        27      42%    10,694     318,012       314,662

P-6 P/ship:
  Anadarko          31        29      33%     4,014   1,366,765    $1,538,246
  South. Ok.
   Folded Belt      26        13      15%    74,326     331,167     1,207,307
  East Texas         3         2      67%     3,119     926,481       959,476
  Gulf Coast        12         1       8%     3,819     527,067       626,546



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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1999.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2000, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                              Number of         Limited
            Partnership         Units           Partners
            -----------       ---------         --------

                P-1            108,074            818
                P-2             90,094            605
                P-3            169,637          1,383
                P-4            126,306            933
                P-5            118,449          1,020
                P-6            143,041            769


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


                            Repurchase Offer Prices
                            -----------------------

                      1998                          1999                2000
            -------------------------     ------------------------      ----
            1st    2nd    3rd    4th      1st     2nd    3rd   4th      1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.     Qtr.
------      ----   ----   ----   ----     ----    ----   ----  ----     ----

 P-1        $16    $25    $19    $18      $17     $16    $20   $19      $17
 P-2         16     24     20     19       18      17     20    19       17
 P-3         16     24     20     19       18      17     20    19       17
 P-4          9     17     16     15       14      14     14    13       12
 P-5         11     16     14     12       11      10     13    11       10
 P-6         14     24     22     20       18      17     20    18       15

      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties since 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

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

      The following is a summary of cash distributions paid to the Limited Partners during 1998 and 1998 and the first quarter of 2000:

                           Cash Distributions
                           ------------------

                                  1998
            -------------------------------------------------
              1st            2nd         3rd          4th
   P/ship   Quarter(1)    Quarter(1)  Quarter(1)   Quarter(1)
   ------   ---------     ---------   ---------    ---------
    P-1       $4.52         $2.50       $5.44        $1.13
    P-2        3.95          2.30        4.51         1.02
    P-3        3.90          2.28        4.41         1.01
    P-4        1.75          2.12        1.20         1.12
    P-5        1.74          2.83        2.94         1.53
    P-6        2.49          2.94        2.13         1.73

                                1999                               2000
            ----------------------------------------------        -------
              1st           2nd        3rd           4th            1st
   P/ship   Quarter       Quarter     Quarter      Quarter        Quarter
   ------   -------       -------     -------      -------        -------
    P-1      $0.92         $0.97        $1.05        $1.38         $1.67
    P-2       0.87          0.91         1.07         1.39          1.51
    P-3       0.85          0.90         1.06         1.36          1.51
    P-4       0.69          0.74         0.87         1.24          1.09
    P-5       1.23          0.97         1.06         1.40          1.53
    P-6       2.08          1.35         1.52         2.15          2.34

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





                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                   1999            1998            1997          1996           1995
                                ----------      ----------      ----------    ----------     ----------

Net Profits                     $  802,539      $  694,919      $1,064,105    $1,191,311     $  935,026
Net Income:
   Limited Partners                443,201         760,585         106,676       773,173          6,098
   General Partner                  65,862          60,539          54,016        53,849         33,359
   Total                           509,063         821,124         160,692       827,022         39,457
Limited Partners' Net
   Income per Unit                    4.10            7.04             .99          7.15            .06
Limited Partners' Cash
   Distributions per Unit             4.32           13.59           11.43          9.41           6.99
Total Assets                     1,354,470       1,372,787       2,076,686     3,230,759      3,488,930
Partners' Capital (Deficit)
   Limited Partners              1,431,887       1,455,686       2,164,101     3,293,425      3,537,252
   General Partner             (    77,417)    (    82,899)    (    87,415)  (    62,666)   (    48,322)
Number of Units
   Outstanding                     108,074         108,074         108,074       108,074        108,074





                                          Selected Financial Data

                                              P-2 Partnership
                                              ---------------

                                    1999           1998            1997          1996           1995
                                ----------      ----------      ----------    ----------     ----------

Net Profits                     $  618,890      $  538,185      $  836,494    $  911,429     $  715,608
Net Income (Loss):
   Limited Partners                333,537         545,193          45,213       551,248    (   182,851)
   General Partner                  31,057          36,137          41,244        40,232         23,562
   Total                           364,594         581,330          86,457       591,480    (   159,289)
Limited Partners' Net
   Income (Loss) per Unit             3.70            6.05             .50          6.12    (      2.03)
Limited Partners' Cash
   Distributions per Unit             4.24           11.78           10.86          8.42           6.04
Total Assets                     1,139,335       1,172,679       1,686,752     2,635,549      2,854,539
Partners' Capital (Deficit)
   Limited Partners              1,195,920       1,243,383       1,759,190     2,692,977      2,900,729
   General Partner             (    56,585)    (    70,704)    (    72,438)  (    57,428)   (    46,190)
Number of Units
   Outstanding                      90,094          90,094          90,094        90,094         90,094





                                          Selected Financial Data

                                              P-3 Partnership
                                              ---------------

                                    1999          1998            1997          1996            1995
                                ----------     ----------      ----------    ----------      ----------


Net Profits                     $1,155,814      $  997,464      $1,559,975    $1,706,259     $1,327,052
Net Income (Loss):
   Limited Partners                635,523       1,009,546          30,632     1,024,694    (   413,819)
   General Partner                  45,011          66,787          76,414        75,192         42,468
   Total                           680,534       1,076,333         107,046     1,099,886    (   371,351)
Limited Partners' Net
   Income (Loss) per
   Unit                               3.75            5.95             .18          6.04    (      2.44)
Limited Partners' Cash
   Distributions per
   Unit                               4.17           11.60           10.81          8.21           6.21
Total Assets                     2,131,160       2,183,351       3,136,542     4,968,083      5,355,843
Partners' Capital
   (Deficit)
   Limited Partners              2,244,869       2,316,346       3,273,800     5,075,168      5,442,474
   General Partner             (   113,709)    (   132,995)    (   137,258)     (107,085)   (    86,631)
Number of Units
   Outstanding                     169,637         169,637         169,637       169,637        169,637






                                          Selected Financial Data

                                              P-4 Partnership
                                              ---------------

                                    1999          1998            1997          1996            1995
                                ----------      ----------      ----------    ----------     ----------

Net Profits                     $  746,854      $  734,526      $1,290,780    $1,373,635     $1,251,153
Net Income (Loss):
   Limited Partners                367,583         357,206          52,241       584,825    (   496,777)
   General Partner                  36,289          27,697          49,097        52,931         40,039
   Total                           403,872         384,903         101,338       637,756    (   456,738)
Limited Partners' Net
   Income (Loss) per Unit             2.91            2.83             .41          4.63           3.93)
Limited Partners' Cash
   Distributions per Unit             3.54            6.19           11.84          9.62           8.36
Total Assets                     1,337,559       1,403,444       1,827,292     3,283,477      3,940,479
Partners' Capital (Deficit)
   Limited Partners              1,417,880       1,497,297       1,922,091     3,364,850      3,995,025
   General Partner             (    80,321)   (    93,853)     (    94,799)  (    81,373)   (    54,546)
Number of Units
   Outstanding                     126,306         126,306         126,306       126,306        126,306







                                          Selected Financial Data

                                              P-5 Partnership
                                              ---------------

                                    1999           1998            1997          1996            1995
                                ----------      ----------      ----------    ----------      ----------


Net Profits                     $  856,442      $  827,076      $1,000,125    $1,112,631     $  938,957
Net Income (Loss):
   Limited Partners                519,222         710,547     (   355,086)      593,334     (  201,341)
   General Partner                  34,149          48,790          34,199        46,364         30,697
   Total                           553,371         759,337     (   320,887)      639,698     (  170,644)
Limited Partners' Net
   Income (Loss) per Unit             4.38            6.00     (      3.00)         5.01     (     1.70)
Limited Partners' Cash
   Distributions per Unit             4.66            9.04            8.45          6.87           5.79
Total Assets                     1,235,321       1,257,489       1,621,507     2,993,188      3,225,517
Partners' Capital (Deficit)
   Limited Partners              1,303,959       1,336,737       1,696,190     3,053,276      3,273,942
   General Partner             (    68,638)     (   79,248)     (   74,683)      (60,088)    (   48,425)
Number of Units
   Outstanding                     118,449         118,449         118,449       118,449        118,449






                                          Selected Financial Data

                                              P-6 Partnership
                                              ---------------

                                    1999           1998            1997          1996            1995
                                ----------      ----------      ----------    ----------      ----------


Net Profits                     $1,340,784      $1,240,100      $1,793,685    $2,002,957     $1,284,185
Net Income (Loss):
   Limited Partners                796,190         739,792          97,934       996,385    (   907,347)
   General Partner                  55,301          56,121          67,889        84,925         36,393
   Total                           851,491         795,913         165,823     1,081,310    (   870,954)
Limited Partners' Net
   Income (Loss) per Unit             5.57            5.17             .68          6.97    (      6.34)
Limited Partners' Cash
   Distributions per Unit             7.10            9.29           11.62         10.07           5.73
Total Assets                     2,314,214       2,511,782       3,112,118     4,714,677      5,170,032
Partners' Capital (Deficit)
   Limited Partners              2,400,614       2,618,424       3,208,632     4,773,698      5,217,313
   General Partner             (    86,400)     (  106,642)     (   96,514)  (    59,021)   (    47,281)
Number of Units
   Outstanding                     143,041         143,041         143,041       143,041        143,041


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.03 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnerships results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and for the year ended December 31, 1998 as compared to the year ended December 31, 1997.


                                P-1 Partnership
                                ---------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total Net Profits increased $107,620 (15.5%) in 1999 as compared to 1998. Of this increase, approximately $81,000 and $14,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $66,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of (i) approximately $26,000 related to a decrease in volumes of oil sold and (ii) approximately $28,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,939 barrels while volumes of gas sold increased 36,013 Mcf in 1999 as compared to 1998. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator during 1999 due to the payout of one significant well and (ii) the successful recompletion of a well during the fourth quarter of 1998. The increase in production expenses was primarily due to (i) workover expenses incurred on two significant wells during 1999 in order to improve the recovery of reserves and
(ii) a positive prior period lease operating expense adjustment on one significant well made during 1999. Average oil and gas prices increased to $16.69 per barrel and $1.86 per Mcf, respectively, in 1999 from $13.40 per barrel and $1.82 per Mcf, respectively, in 1998.

      The P-1 Partnership sold certain Net Profits Interests during 1999 and recognized a gain of $698 on such sales. Sales of Net Profits Interests during 1998 resulted in the P-1 Partnership recognizing similar gains totaling $476,752.

      Depletion of Net Profits Interests decreased $63,745 (27.1%) in 1999 as compared to 1998. This decrease was primarily due to several wells being fully depleted in 1998 due to the lack of economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 21.3% in 1999 from 33.8% in 1998. This percentage decrease was primarily due to (i) the dollar decrease in Depletion of Net Profits Interests and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of Net Profits, these expenses decreased to 15.9% in 1999 from 18.3% in 1998. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1999 were $11,949,558 or 110.57% of the Limited Partners' capital contributions.


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

                                P-2 Partnership
                                ---------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------


      Total Net Profits increased $80,705 (15.0%) in 1999 as compared to 1998. Of this increase, approximately $58,000 and $21,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $43,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of (i) approximately $14,000 related to a decrease in volumes of oil sold and (ii) approximately $27,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,069 barrels while volumes of gas sold increased 23,211 Mcf in 1999 as compared to 1998. The increase in production expenses was primarily due to (i) workover expenses incurred on two significant wells during 1999 in order to improve the recovery of reserves and (ii) a positive prior period lease operating expense adjustment made on one significant well during 1999. Average oil and gas prices increased to $16.67 per barrel and $1.92 per Mcf, respectively, in 1999 from $13.38 per barrel and $1.85 per Mcf, respectively, in 1998.

      The P-2 Partnership sold certain Net Profits Interests during 1999 and recognized a gain of $472 on such sales. Sales of Net Profits Interests during 1998 resulted in the P-2 Partnership recognizing similar gains totaling $328,122.

      Depletion of Net Profits Interests decreased $35,288 (18.8%) in 1999 as compared to 1998. This decrease was primarily due to several wells being fully depleted in 1998 due to the lack of economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 24.6% in 1999 from 34.8% in 1998. This percentage decrease was primarily due to (i) the dollar decrease in Depletion of Net Profits Interests and (ii) the increase in Net Profits.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of Net Profits, these expenses decreased to 17.2% in 1999 from 19.7% in 1998. This percentage decrease was primarily due to the increase in Net Profits.

      The P-2 Partnership achieved payout during the fourth quarter of 1999. After payout, operations and revenues for the P-2 Partnership have been and will be allocated using the after payout percentages included in the P-2
Partnership's Partnership Agreement. Unless and until the Limited Partners receive cash distributions resulting in the recognition of a 12% annualized return on Limited Partners' subscriptions, after payout percentages will allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      Cumulative cash distributions to the Limited Partners through December 31, 1999 were $9,104,561 or 101.06% of the Limited Partners' capital contributions.


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



                                 P-3 Partnership
                                ---------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------


      Total Net Profits increased $158,350 (15.9%) in 1999 as compared to 1998. Of this increase, approximately $107,000 and $38,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $86,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of (i) approximately $27,000 related to a decrease in volumes of oil sold and (ii) approximately $46,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,981 barrels while volumes of gas sold increased 46,663 Mcf in 1999 as compared to 1998. The increase in production expenses was primarily due to (i) workover expenses incurred on two significant wells during 1999 in order to improve the recovery of reserves and (ii) a positive prior period lease operating expense adjustment made on one significant well during 1999. Average oil and gas prices increased to $16.66 per barrel and $1.92 per Mcf, respectively, in 1999 from $13.39 per barrel and $1.85 per Mcf, respectively, in 1998.

      The P-3 Partnership sold certain Net Profits Interests during 1999 and recognized a gain of $968 on such sales. Sales of Net Profits Interests during 1998 resulted in the P-3 Partnership recognizing similar gains totaling $606,887.

      Depletion of Net Profits Interests decreased $60,859 (17.7%) in 1999 as compared to 1998. This decrease was primarily due to several wells being fully depleted in 1998 due to the lack of economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 24.6% in 1999 from 34.6% in 1998. This percentage decrease was primarily due to (i) the dollar decrease in Depletion of Net Profits Interests and (ii) the increase in Net Profits.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of Net Profits, these expenses decreased to 17.3% in 1999 from 20.0% in 1998. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 1999 were $16,466,401 or 97.07% of the Limited Partners' capital contributions.


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


                                P-4 Partnership
                                ---------------

                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------
      Total Net Profits increased $12,328 (1.7%) in 1999 as compared to 1998. Of this increase, approximately $76,000 and $18,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $9,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of (i) approximately $69,000 related to a decrease in volumes of gas sold and (ii) approximately $22,000 related to an increase in production expenses incurred by the owners of the Working Interests. Volumes of oil sold increased 722 barrels while volumes of gas sold decreased 32,093 Mcf in 1999 as compared to 1998. The increase in production expenses was primarily due to (i) workover expenses incurred on one significant well during 1999 in order to improve the recovery of reserves and (ii) repair and maintenance expenses incurred on another significant well during 1999. Average oil and gas prices increased to $16.89 per barrel and $2.20 per Mcf, respectively, in 1999 from $12.55 per barrel and $2.15 per Mcf, respectively, in 1998.

      Depletion of Net Profits Interests decreased $21,578 (9.7%) in 1999 as compared to 1998. As a percentage of Net Profits, this expense decreased to 26.8% in 1999 from 30.2% in 1998. This percentage decrease was primarily due to the increase in Net Profits.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of Net Profits, these expenses decreased to 19.9% in 1999 from 20.2% in 1998.

      The P-4 Partnership achieved payout during the fourth quarter of 1999. After payout, operations and revenues for the

P-4 Partnership have been and will be allocated using the after payout percentages included in the P-4 Partnership's Partnership Agreement. Unless and until the Limited Partners receive cash distributions resulting in the recognition of a 12% annualized return on Limited Partners' subscriptions, after payout percentages will allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      Cumulative cash distributions to the Limited Partners through December 31, 1999 were $12,634,945 or 100.03% of the Limited Partners' capital contributions.

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



                                P-5 Partnership
                                ---------------
                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------


      Total Net Profits increased $29,366 (3.6%) in 1999 as compared to 1998. Of this increase, (i) approximately $108,000 was related to a decrease in production expenses incurred by the owners of the Working Interests, (ii) approximately $22,000 and $55,000, respectively, were related to increases in the average prices of oil and gas sold, and (iii) approximately $8,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $163,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 543 barrels while volumes of gas sold decreased 87,192 Mcf in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the purchasers on two significant wells during 1998, and (iii) a negative prior period volume adjustment made by the purchaser on one significant well during 1999. The decrease in production expenses was primarily due to a negative prior period lease operating expense adjustment made by the operator on one significant well during 1999. Average oil and gas prices increased to $17.18 per barrel and $1.98 per Mcf, respectively, in 1999 from $14.00 per barrel and $1.87 per Mcf, respectively, in 1998.

      The P-5 Partnership sold certain Net Profits Interests during 1998 and recognized a gain of $344,575 on such sales. No such gains were recognized on sales of Net Profits Interests during 1999.

      Depletion of Net Profits Interests decreased $113,337 (40.0%) in 1999 as compared to 1998. This decrease was primarily due to (i) one significant well being fully depleted in 1998 due to the lack of remaining economically recoverable reserves, (ii) the decrease in volumes of gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 19.8% in 1999 from 34.2% in 1998. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of Net Profits, these expenses decreased to 16.3% in 1999 from 16.8% in 1998.

      Cumulative cash distributions to the Limited Partners through December 31, 1999 were $7,977,759 or 67.35% of the Limited Partners' capital contributions.


                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                    --------------------------------------

      Total Net Profits decreased $173,049 (17.3%) in 1998 as compared to 1997. Of this decrease, approximately $37,000 and $197,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $33,000 was related to a decrease in volumes of oil sold. The decrease in Net Profits was partially offset by an increase of approximately $79,000 related to an increase in volumes of gas sold and a decrease of approximately $15,000 in production expenses incurred by the owners of the Working Interests. Volumes of oil sold decreased 1,657 barrels while volumes of gas sold increased 35,353 Mcf in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) the normal decline in production and (ii) the sale of several wells during 1997 and 1998. Average oil and gas prices decreased to $14.00 per barrel and $1.87 per Mcf, respectively, in 1998 from $19.88 per barrel and $2.22 per Mcf, respectively, in 1997.

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


                                P-6 Partnership
                                ---------------
                     Year Ended December 31, 1999 Compared
                        to Year Ended December 31, 1998
                    --------------------------------------

      Total Net Profits increased $100,684 (8.1%) in 1999 as compared to 1998. Of this increase, approximately $28,000 and $99,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $72,000 was related to a decrease in production expenses incurred by the owners of the Working Interests. These increases were partially offset by decreases of approximately $28,000 and $70,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,912 barrels and 38,517 Mcf, respectively, during 1999 as compared to 1998. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operator on one significant well during 1998. The decrease in production expenses was primarily due to a decrease in repair and maintenance expenses on several wells during 1999 as compared to 1998. Average oil and gas prices increased to $16.29 per barrel and $1.94 per Mcf, respectively, in 1999 from $14.64 per barrel and $1.83 per Mcf, respectively, in 1998.

      The P-6 Partnership sold certain Net Profits Interests during 1998 and recognized a $135,752 gain on such sales. No such gains were recognized on sales of Net Profits Interest during 1999.

      Depletion of Net Profits Interests decreased $94,855 (22.3%) in 1999 as compared to 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 24.6% in 1999 from 34.3% in 1998. This percentage decrease was primarily due to (i) the dollar decrease in Depletion of Net Profits Interests and (ii) the increase in Net Profits.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of Net Profits, these expenses decreased to 12.6% in 1999 from 13.6% in 1998.

      Cumulative cash distributions to the Limited Partners through December 31, 1999 were $10,792,248 or 75.45% of the Limited Partners' capital contributions.


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


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits for the years ended December 31, 1999, 1998, and 1997.

                             1999 Compared to 1998
                             ---------------------

                   Equivalent Units                    Average Proceeds
                     of Production                    per Equivalent Unit
              -----------------------------       --------------------------
   P/ship      1999      1998      % Change        1999     1998    % Change
   ------     -------   -------    --------       -----    -----    --------

    P-1        84,310    80,247         5%        $ 9.52   $8.66       10%
    P-2        65,824    63,024         4%          9.40    8.54       10%
    P-3       123,104   117,308         5%          9.39    8.50       10%
    P-4        73,985    78,612       ( 6%)        10.09    9.34        8%
    P-5        84,344    98,333       (14%)        10.15    8.41       21%
    P-6       168,821   177,152       ( 5%)         7.94    7.00       13%

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 1999 production levels for future years, the Partnerships' proved reserve quantities at December 31, 1999 would have the following remaining lives:

            Partnership       Gas-Years        Oil-Years
            -----------       ---------        ---------

                P-1              5.2               8.1
                P-2              5.8               8.3
                P-3              5.8               8.4
                P-4              6.2               3.4
                P-5              5.0               5.8
                P-6              4.3               6.0

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. In particular, the relatively high oil prices at December 31, 1999 have caused an increase in the estimates of remaining oil reserves which therefore have increased the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      The Partnerships sold certain Net Profits Interests during 1999, 1998, and 1997. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 1999, 1998, and 1997 were as follows:

      Partnership          1999              1998             1997
      -----------       ---------         ---------         ---------

          P-1           $  3,456          $519,832          $507,599
          P-2              3,994           360,686           402,870
          P-3              7,398           666,253           759,639
          P-4              6,453            16,018           266,265
          P-5               -              368,485            91,840
          P-6               -              147,747            43,605

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the

Partnerships in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Partnerships have not experienced any material effects from the year 2000 issue. Costs incurred by the Partnerships in order to ensure year 2000 compatibility were not material to the Partnerships.


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

            Name              Age       Position with General Partner
      ----------------        ---      --------------------------------

      Dennis R. Neill          47      President and Director

      Judy K. Fox              48      Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      On October 27, 1999 the Masco Master Investment Account ("Masco") conveyed 10,600 (11.8%) of the Units of the P-2 partnership to Samson Resources Company. As of the date of this Annual Report, the General Partner has received no Report under Section 16 of the Securities and Exchange Act of 1934 (the "Act") from
Masco disclosing the sale of these Units. Samson Resources Company timely reported their purchase of these Units to the SEC.

      To the best knowledge of the Partnerships and the General Partner, there were no other officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 1999, 1998, and 1997 is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         1999          1998         1997
            -----------       --------      --------     --------

                P-1           $113,760      $113,760     $113,760
                P-2             94,836        94,836       94,836
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1999, 1998, and 1997:


                                                  Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------

                                                                        Long Term Compensation
                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------



Dennis R. Neill,
President(1)(2)         1997      -          -           -           -              -          -          -
                        1998      -          -           -           -              -          -          -
                        1999      -          -           -           -              -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1997    $67,960      -           -           -              -          -          -
                        1998    $67,323      -           -           -              -          -          -
                        1999    $69,485      -           -           -              -          -          -

----------
(1) The general and administrative expenses paid by the P-1 Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.
(2) No officer or director of Geodyne or its affiliates provides full-time services to the P-1 Partnership and no individual's salary or other compensation reimbursement from the P-1 Partnership equals or exceeds $100,000 per annum.




                                                  Salary Reimbursements

                                                     P-2 Partnership
                                                     ---------------

                                                                        Long Term Compensation
                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------


Dennis R. Neill,
President(1)(2)         1997      -          -          -            -             -          -          -
                        1998      -          -          -            -             -          -          -
                        1999      -          -          -            -             -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1997    $56,655      -          -            -             -          -          -
                        1998    $56,124      -          -            -             -          -          -
                        1999    $57,926      -          -            -             -          -          -

----------

(1) The general and administrative expenses paid by the P-2 Partnership and attributable to salary reimbursements do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.
(2) No officer or director of Geodyne or its affiliates provides full-time services to the P-2 Partnership and no individual's salary or other compensation reimbursement from the P-2 Partnership equals or exceeds
      $100,000 per annum.







                                                  Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------

                                                                        Long Term Compensation
                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------


Dennis R. Neill,
President(1)(2)         1997       -        -          -            -             -          -          -
                        1998       -        -          -            -             -          -          -
                        1999       -        -          -            -             -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1997     $106,672   -          -            -             -          -          -
                        1998     $105,672   -          -            -             -          -          -
                        1999     $109,064   -          -            -             -          -          -
----------
(1)   The general and  administrative  expenses paid by the P-3  Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the P-3  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the P-3  Partnership  equals or  exceeds
      $100,000 per annum.






                                                  Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------
                                                                        Long Term Compensation
                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------


Dennis R. Neill,
President(1)(2)         1997       -         -          -            -             -          -          -
                        1998       -         -          -            -             -          -          -
                        1999       -         -          -            -             -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1997    $79,430      -          -            -             -          -          -
                        1998    $78,686      -          -            -             -          -          -
                        1999    $81,212      -          -            -             -          -          -
----------
(1)   The general and  administrative  expenses paid by the P-4  Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the P-4  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the P-4  Partnership  equals or  exceeds
      $100,000 per annum.




                                                  Salary Reimbursements

                                                     P-5 Partnership
                                                     ---------------
                                                                        Long Term Compensation
                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------


Dennis R. Neill,
President(1)(2)         1997       -         -          -            -             -          -          -
                        1998       -         -          -            -             -          -          -
                        1999       -         -          -            -             -          -          -
All Executive
Officers,
Directors,
and Employees
as a group(2)           1997    $74,484     -          -            -              -          -         -
                        1998    $73,786     -          -            -              -          -         -
                        1999    $76,155     -          -            -              -          -         -
----------
(1)   The general and  administrative  expenses paid by the P-5  Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the P-5  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the P-5  Partnership  equals or  exceeds
      $100,000 per annum.




                                                 Salary Reimbursements

                                                     P-6 Partnership
                                                     ---------------
                                                                        Long Term Compensation
                                                                  ---------------------------------
                                   Annual Compensation                    Awards            Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                  All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                    Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------         ----    -------   -------     -------     ----------     --------    -------    -------


Dennis R. Neill,
President(1)(2)         1997       -        -           -            -             -          -          -
                        1998       -        -           -            -             -          -          -
                        1999       -        -           -            -             -          -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           1997     $89,947    -           -            -             -          -          -
                        1998     $89,104    -           -            -             -          -          -
                        1999     $91,964    -           -            -             -          -          -
----------
(1)   The general and  administrative  expenses paid by the P-6  Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Tholen or Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the P-6  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the P-6  Partnership  equals or  exceeds
      $100,000 per annum.

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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2000 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
               Beneficial Owner                          of Outstanding)
--------------------------------------------             ---------------

P-1 Partnership:
---------------

   Samson Resources Company                              18,835     (17.4%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                        18,835     (17.4%)

P-2 Partnership:
---------------

   Samson Resources Company                              22,662     (25.2%)

   Loma Linda University
   Medical Center
   P. O. Box 2000
   Loma Linda, CA 92354                                   5,000     ( 5.5%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    22,662     (25.2%)


P-3 Partnership:
---------------

   Samson Resources Company                              45,958     (27.1%)

   Merced County Retirement Association
   Pension Trust
   2222 M. Street
   Merced, CA 95340                                      10,000     ( 5.9%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    45,958     (27.1%)

P-4 Partnership:
---------------

   Samson Resources Company                              26,044     (20.6%)


   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    26,044     (20.6%)


P-5 Partnership:
---------------

   Samson Resources Company                              19,778     (16.7%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    19,778     (16.7%)

P-6 Partnership:
---------------

   Samson Resources Company                              13,818     ( 9.7%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                   54,887     (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    13,818     ( 9.7%)


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

                  as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are filed as part of this report:

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

            *     23.1  Consent of Ryder  Scott  Company,  L.P.  for the Geodyne
                        Institutional/Pension    Energy   Income   P-1   Limited
                        Partnership.

            *     23.2  Consent of Ryder  Scott  Company,  L.P.  for the Geodyne
                        Institutional/Pension    Energy   Income   P-2   Limited
                        Partnership.

            *     23.3  Consent of Ryder  Scott  Company,  L.P.  for the Geodyne
                        Institutional/Pension Energy Income Limited Partnership P-3.

            *     23.4  Consent of Ryder  Scott  Company,  L.P.  for the Geodyne
                        Institutional/Pension Energy Income Limited Partnership P-4.

            *     23.5  Consent of Ryder  Scott  Company,  L.P.  for the Geodyne
                        Institutional/Pension Energy Income Limited Partnership P-5.

            *     23.6  Consent of Ryder  Scott  Company,  L.P.  for the Geodyne
                        Institutional/Pension Energy Income Limited Partnership P-6.

            *     27.1  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

            *     27.2  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

            *     27.3  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

            *     27.4  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

            *     27.5  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

            *     27.6  Financial  Data Schedule  containing  summary  financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


                  All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 1999.

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

                                    February 21, 2000


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

By:   /s/Dennis R. Neill        President and            February 21, 2000
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 21, 2000
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 21, 2000
      -------------------
         Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
February 15, 2000

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             Combined Balance Sheets
                           December 31, 1999 and 1998


                                     ASSETS
                                     ------

                                                       1999             1998
                                                   ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                        $  182,743       $   99,454
   Accounts receivable:
      Net Profits                                      167,901          108,440
                                                     ---------        ---------

         Total current assets                       $  350,644       $  207,894

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                     1,003,826        1,164,893
                                                     ---------        ---------

                                                    $1,354,470       $1,372,787
                                                     =========        =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                 ($   77,417)     ($   82,899)
   Limited Partners, issued and
     outstanding, 108,074 Units                      1,431,887        1,455,686
                                                     ---------        ---------

         Total Partners' capital                    $1,354,470       $1,372,787
                                                     =========        =========












                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997

                                     1999              1998              1997
                                 ------------      ------------       ----------
REVENUES:
   Net Profits                     $802,539         $  694,919        $1,064,105
   Interest income                    4,639             11,731            11,117
   Gain on sale of
      Net Profits Interests             698            476,752           380,408
                                    -------          ---------         ---------
                                   $807,876         $1,183,402        $1,455,630

COSTS AND EXPENSES:
   Depletion of
      Net Profits Interests        $171,326         $  235,071        $  263,691
   Impairment provision                -                  -              902,042
   General and
      Administrative                127,487            127,207           129,205
                                    -------          ---------         ---------
                                   $298,813         $  362,278        $1,294,938
                                    -------          ---------         ---------

NET INCOME                         $509,063         $  821,124        $  160,692
                                    =======          =========         =========
GENERAL PARTNER -
   NET INCOME                      $ 65,862         $   60,539        $   54,016
                                    =======          =========         =========
LIMITED PARTNERS -
   NET INCOME                      $443,201         $  760,585        $  106,676
                                    =======          =========         =========
NET INCOME
   per Unit                        $   4.10         $     7.04        $      .99
                                    =======          =========         =========
UNITS OUTSTANDING                   108,074            108,074           108,074
                                    =======          =========         =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1999, 1998, and 1997


                                  Limited           General
                                  Partners          Partner          Combined
                               ------------        ---------       ------------

Balance, Dec. 31, 1996          $3,293,425         ($62,666)        $3,230,759
   Net income                      106,676           54,016            160,692
   Cash distributions          ( 1,236,000)        ( 78,765)       ( 1,314,765)
                                 ---------           ------          ---------

Balance, Dec. 31, 1997          $2,164,101         ($87,415)        $2,076,686
   Net income                      760,585           60,539            821,124
   Cash distributions          ( 1,469,000)        ( 56,023)       ( 1,525,023)
                                 ---------           ------          ---------

Balance, Dec. 31, 1998          $1,455,686         ($82,899)        $1,372,787
   Net income                      443,201           65,862            509,063
   Cash distributions          (   467,000)        ( 60,380)       (   527,380)
                                 ---------           ------          ---------

Balance, Dec. 31, 1999          $1,431,887         ($77,417)        $1,354,470
                                 =========           ======          =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997

                                    1999             1998              1997
                                 ------------    ------------       ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                     $509,063        $  821,124        $  160,692
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests         171,326           235,071           263,691
      Impairment provision            -                 -              902,042
      Gain on sale of
         Net Profits Interests   (     698)      (   476,752)      (   380,408)
      (Increase)decrease in
         accounts receivable
         - Net Profits           (  59,461)           56,204            92,814
                                   -------         ---------         ---------

   Net cash provided by
      operating activities        $620,230        $  635,647        $1,038,831
                                   -------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($ 13,017)      ($   34,624)      ($   21,339)
   Proceeds from sale of
      Net Profits Interests          3,456           519,832           507,599
                                   -------         ---------         ---------

   Net cash provided (used) by
      investing activities       ($  9,561)       $  485,208        $  486,260
                                   -------         ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($527,380)      ($1,525,023)      ($1,314,765)
                                   -------         ---------         ---------
   Net cash used by financing
      Activities                 ($527,380)      ($1,525,023)      ($1,314,765)
                                   -------         ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      $ 83,289       ($  404,168)       $  210,326

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           99,454           503,622           293,296
                                   -------         ---------         ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $182,743        $   99,454        $  503,622
                                   =======         =========         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-2

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-2, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                    PricewaterhouseCoopers LLP










Tulsa, Oklahoma
February 15, 2000

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                             Combined Balance Sheets
                           December 31, 1999 and 1998


                                     ASSETS
                                     ------

                                                    1999              1998
                                                ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  148,106        $   78,435
   Accounts receivable:
      Net Profits                                   135,136            92,746
                                                  ---------         ---------

         Total current assets                    $  283,242        $  171,181

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                    856,093         1,001,498
                                                  ---------         ---------

                                                 $1,139,335        $1,172,679
                                                  =========         =========


                                PARTNERS' CAPITAL (DEFICIT)
                                ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   56,585)      ($   70,704)
   Limited Partners, issued and
     outstanding, 90,094 Units                    1,195,920         1,243,383
                                                  ---------         ---------

         Total Partners' capital                 $1,139,335        $1,172,679
                                                  =========         =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997

                                        1999            1998            1997
                                     ----------       --------       ----------
REVENUES:
   Net Profits                        $618,890        $538,185       $  836,494
   Interest income                       3,769           8,577            8,532
   Gain on sale of
      Net Profits Interests                472         328,122          284,247
                                       -------       ---------       ----------

                                      $623,131        $874,884       $1,129,273

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests               $152,202        $187,490       $  207,379
   Impairment provision                   -               -             727,893
   General and
      Administrative                   106,335         106,064          107,544
                                       -------         -------       ----------
                                      $258,537        $293,554       $1,042,816
                                       -------         -------       ----------

NET INCOME                            $364,594        $581,330       $   86,457
                                       =======         =======       ==========
GENERAL PARTNER -
   NET INCOME                         $ 31,057        $ 36,137       $   41,244
                                       =======         =======       ==========
LIMITED PARTNERS -
   NET INCOME                         $333,537        $545,193       $   45,213
                                       =======         =======       ==========
NET INCOME
   per Unit                           $   3.70        $   6.05       $      .50
                                       =======        ========       ==========
UNITS OUTSTANDING                       90,094          90,094           90,094
                                       =======        ========       ==========





                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1999, 1998, and 1997


                                 Limited           General
                                 Partners          Partner          Combined
                              ------------        ---------       ------------

Balance, Dec. 31, 1996         $2,692,977         ($57,428)        $2,635,549
   Net income                      45,213           41,244             86,457
   Cash distributions         (   979,000)        ( 56,254)       ( 1,035,254)
                                ---------           ------          ---------

Balance, Dec. 31, 1997         $1,759,190         ($72,438)        $1,686,752
   Net income                     545,193           36,137            581,330
   Cash distributions         ( 1,061,000)        ( 34,403)       ( 1,095,403)
                                ---------           ------          ---------

Balance, Dec. 31, 1998         $1,243,383         ($70,704)        $1,172,679
   Net income                     333,537           31,057            364,594
   Cash distributions         (   381,000)        ( 16,938)       (   397,938)
                                ---------           ------          ---------

Balance, Dec. 31, 1999         $1,195,920         ($56,585)        $1,139,335
                                =========           ======          =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997

                                     1999            1998              1997
                                 ------------    ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                     $364,594        $  581,330        $   86,457
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests         152,202           187,490           207,379
      Impairment provision            -                 -              727,893
      Gain on sale of
         Net Profits Interests   (     472)      (   328,122)      (   284,247)
      (Increase) decrease in
         accounts receivable
         - Net Profits           (  42,390)           42,585            67,956
      Decrease in
         accounts receivable
         - General Partner            -                 -                8,376
                                   -------         ---------        ----------

   Net cash provided by
      operating activities        $473,934        $  483,283        $  813,814
                                   -------         ---------        ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($ 10,319)      ($   39,322)      ($   34,745)
   Proceeds from sale of
      Net Profits Interests          3,994           360,686           402,870
                                   -------         ---------        ----------

   Net cash provided (used)
      by investing activities    ($  6,325)       $  321,364        $  368,125
                                   -------         ---------        ----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($397,938)      ($1,095,403)      ($1,035,254)
                                   -------         ---------        ----------
   Net cash used by financing
      Activities                 ($397,938)      ($1,095,403)      ($1,035,254)
                                   -------         ---------        ----------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      $ 69,671       ($  290,756)       $  146,685

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           78,435           369,191           222,506
                                   -------         ---------        ----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $148,106        $   78,435        $  369,191
                                   =======         =========        ==========







                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
February 15, 2000

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 1999 and 1998


                                     ASSETS
                                     ------

                                                    1999              1998
                                                ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  284,040        $  146,246
   Accounts receivable:
      Net Profits                                   251,484           170,389
                                                  ---------         ---------

         Total current assets                    $  535,524        $  316,635

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  1,595,636         1,866,716
                                                  ---------         ---------

                                                 $2,131,160        $2,183,351
                                                  =========         =========


                                PARTNERS' CAPITAL (DEFICIT)
                                ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($  113,709)      ($  132,995)
   Limited Partners, issued and
     outstanding, 169,637 Units                   2,244,869         2,316,346
                                                  ---------         ---------

         Total Partners' capital                 $2,131,160        $2,183,351
                                                  =========         =========











                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997

                                    1999              1998              1997
                                ------------      ------------      ------------
REVENUES:
   Net Profits                  $1,155,814         $  997,464        $1,559,975
   Interest income                   7,380             16,358            16,329
   Gain on sale of
      Net Profits Interests            968            606,887           532,904
                                 ---------          ---------         ---------

                                $1,164,162         $1,620,709        $2,109,208

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $  283,838         $  344,697        $  385,937
   Impairment provision               -                  -            1,413,917
   General and
      Administrative               199,790            199,679           202,308
                                 ---------          ---------         ---------
                                $  483,628         $  544,376        $2,002,162
                                 ---------          ---------         ---------

NET INCOME                      $  680,534         $1,076,333        $  107,046
                                 =========          =========         =========
GENERAL PARTNER -
   NET INCOME                   $   45,011         $   66,787        $   76,414
                                 =========          =========         =========
LIMITED PARTNERS -
   NET INCOME                   $  635,523         $1,009,546        $   30,632
                                 =========          =========         =========
NET INCOME
   per Unit                     $     3.75         $     5.95        $      .18
                                 =========          =========         =========
UNITS OUTSTANDING                  169,637            169,637           169,637
                                 =========          =========         =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1999, 1998, and 1997


                                 Limited           General
                                 Partners          Partner          Combined
                              -------------       ----------      ------------

Balance, Dec. 31, 1996         $5,075,168         ($107,085)       $4,968,083
   Net income                      30,632            76,414           107,046
   Cash distributions         ( 1,832,000)        ( 106,587)      ( 1,938,587)
                                ---------           -------         ---------

Balance, Dec. 31, 1997         $3,273,800         ($137,258)       $3,136,542
   Net income                   1,009,546            66,787         1,076,333
   Cash distributions         ( 1,967,000)        (  62,524)      ( 2,029,524)
                                ---------           -------         ---------

Balance, Dec. 31, 1998         $2,316,346         ($132,995)       $2,183,351
   Net income                     635,523            45,011           680,534
   Cash distributions         (   707,000)        (  25,725)      (   732,725)
                                ---------           -------         ---------

Balance, Dec. 31, 1999         $2,244,869         ($113,709)       $2,131,160
                                =========           =======         =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997

                                   1999              1998              1997
                               ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $680,534         $1,076,333        $  107,046
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests        283,838            344,697           385,937
     Impairment provision            -                  -            1,413,917
      Gain on sale of
         Net Profits Interests  (     968)       (   606,887)      (   532,904)
      (Increase) decrease in
         accounts receivable
         - Net Profits          (  81,095)            84,081           125,255
      Decrease in
         accounts receivable
         - General Partner           -                  -               16,473
                                  -------          ---------         ---------

   Net cash provided by
      operating activities       $882,309         $  898,224        $1,515,724
                                  -------          ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($ 19,188)       ($   74,335)      ($   66,502)
   Proceeds from sale of
      Net Profits Interests         7,398            666,253           759,639
                                  -------          ---------         ---------

   Net cash provided (used)
      by investing activities   ($ 11,790)        $  591,918        $  693,137
                                  -------          ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($732,725)       ($2,029,524)      ($1,938,587)
                                  -------          ---------         ---------
   Net cash used by financing
      Activities                ($732,725)       ($2,029,524)      ($1,938,587)
                                  -------          ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     $137,794        ($  539,382)       $  270,274

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD         146,246            685,628           415,354
                                  -------          ---------         ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $284,040         $  146,246        $  685,628
                                  =======          =========         =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
February 15, 2000

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 1999 and 1998


                                     ASSETS
                                     ------
                                                   1999              1998
                                               ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  188,928        $  101,652
   Accounts receivable:
      Net Profits                                  255,972           209,218
                                                 ---------         ---------

         Total current assets                   $  444,900        $  310,870

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                   892,659         1,092,574
                                                 ---------         ---------

                                                $1,337,559        $1,403,444
                                                 =========         =========


                                PARTNERS' CAPITAL (DEFICIT)
                                ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   80,321)      ($   93,853)
   Limited Partners, issued and
     outstanding, 126,306 Units                  1,417,880         1,497,297
                                                 ---------         ---------

         Total Partners' capital                $1,337,559        $1,403,444
                                                 =========         =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997

                                    1999              1998              1997
                                ------------      ------------      ------------
REVENUES:
   Net Profits                   $746,854           $734,526         $1,290,780
   Interest income                  4,983              8,219             13,072
   Gain on sale of
      Net Profits Interests           410             12,332             63,002
                                  -------            -------          ---------

                                 $752,247           $755,077         $1,366,854

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests          $199,980            221,558         $  364,709
   Impairment provision              -                  -               752,388
   General and
      Administrative              148,395            148,616            148,419
                                  -------            -------          ---------
                                 $348,375           $370,174         $1,265,516
                                  -------            -------          ---------

NET INCOME                       $403,872           $384,903         $  101,338
                                  =======            =======          =========
GENERAL PARTNER -
   NET INCOME                    $ 36,289           $ 27,697         $   49,097
                                  =======            =======          =========
LIMITED PARTNERS -
   NET INCOME                    $367,583           $357,206         $   52,241
                                  =======            =======          =========
NET INCOME
   per Unit                      $   2.91           $   2.83         $      .41
                                  =======            =======          =========
UNITS OUTSTANDING                 126,306            126,306            126,306
                                  =======            =======          =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1999, 1998, and 1997


                              Limited           General
                              Partners          Partner          Combined
                           ------------        ----------      ------------

Balance, Dec. 31, 1996      $3,364,850         ($ 81,373)       $3,283,477
   Net income                   52,241            49,097           101,338
   Cash distributions      ( 1,495,000)        (  62,523)      ( 1,557,523)
                             ---------           -------         ---------

Balance, Dec. 31, 1997      $1,922,091         ($ 94,799)       $1,827,292
   Net income                  357,206            27,697           384,903
   Cash distributions      (   782,000)        (  26,751)      (   808,751)
                             ---------           -------         ---------

Balance, Dec. 31, 1998      $1,497,297         ($ 93,853)       $1,403,444
   Net income                  367,583            36,289           403,872
   Cash distributions      (   447,000)        (  22,757)      (   469,757)
                             ---------           -------         ---------

Balance, Dec. 31, 1999      $1,417,880         ($ 80,321)       $1,337,559
                             =========           =======         =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997

                                           1999           1998          1997
                                       ------------   ----------    ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                            $403,872      $384,903      $  101,338
   Adjustments to reconcile
   net income to net cash
   provided by operating activities:
      Depletion of Net
      Profits Interests                   199,980       221,558         364,709
      Impairment provision                   -             -            752,388
      Gain on sale of
         Net Profits Interests          (     410)    (  12,332)    (    63,002)
      (Increase) decrease in
         accounts receivable -
         Net Profits                    (  46,754)       91,842          68,880
                                         --------       -------        --------

   Net cash provided by
     operating activities                $556,688      $685,971      $1,224,313
                                          -------       -------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                 ($  6,108)    ($ 35,489)    ($   35,028)
   Proceeds from sale of
      Net Profits Interests                 6,453        16,018         266,265
                                          -------       -------       ---------

   Net cash provided (used)
      by investing activities            $    345     ($ 19,471)     $  231,237
                                          -------       -------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                   ($469,757)    ($808,751)    ($1,557,523)
                                          -------       -------       ---------
   Net cash used by financing
      Activities                        ($469,757)    ($808,751)    ($1,557,523)
                                          -------       -------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             $ 87,276     ($142,251)    ($  101,973)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 101,652       243,903         345,876
                                          -------       -------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $188,928      $101,652      $  243,903
                                          =======       =======       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 15, 2000

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 1999 and 1998

                                     ASSETS
                                     ------
                                                     1999              1998
                                                 ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $  217,441        $  166,487
   Accounts receivable:
      Net Profits                                    180,909            99,823
                                                   ---------         ---------

         Total current assets                     $  398,350        $  266,310

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                     836,971           991,179
                                                   ---------         ---------

                                                  $1,235,321        $1,257,489
                                                   =========         =========


                                PARTNERS' CAPITAL (DEFICIT)
                                ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                               ($   68,638)      ($   79,248)
   Limited Partners, issued and
     outstanding, 118,449 Units                    1,303,959         1,336,737
                                                   ---------         ---------

         Total Partners' capital                  $1,235,321        $1,257,489
                                                   =========         =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997

                                  1999              1998              1997
                              ------------      ------------      ------------
REVENUES:
   Net Profits                 $856,442          $  827,076        $1,000,125
   Interest income                6,181               9,987             8,836
   Gain (loss)on sale of
      Net Profits Interests   (      92)            344,575            79,182
                                -------           ---------         ---------

                               $862,531          $1,181,638        $1,088,143

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests        $169,734          $  283,071        $  249,055
   Impairment provision            -                   -            1,018,068
   General and
      Administrative            139,426             139,230           141,907
                                -------           ---------         ---------
                               $309,160          $  422,301        $1,409,030
                                -------           ---------         ---------

NET INCOME (LOSS)              $553,371          $  759,337       ($  320,887)
                                =======           =========         =========
GENERAL PARTNER -
   NET INCOME                  $ 34,149          $   48,790        $   34,199
                                =======           =========         =========
LIMITED PARTNERS -
   NET INCOME (LOSS)           $519,222          $  710,547       ($  355,086)
                                =======           =========         =========
NET INCOME (LOSS)
   per Unit                    $   4.38          $     6.00       ($     3.00)
                                =======           =========         =========
UNITS OUTSTANDING               118,449             118,449           118,449
                                =======           =========         =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1999, 1998, and 1997


                                Limited           General
                                Partners          Partner          Combined
                             ------------        ----------      ------------

Balance, Dec. 31, 1996        $3,053,276         ($60,088)        $2,993,188
   Net income (loss)         (   355,086)          34,199        (   320,887)
   Cash distributions        ( 1,002,000)        ( 48,794)       ( 1,050,794)
                               ---------           ------          ---------

Balance, Dec. 31, 1997        $1,696,190         ($74,683)        $1,621,507
   Net income                    710,547           48,790            759,337
   Cash distributions        ( 1,070,000)        ( 53,355)       ( 1,123,355)
                               ---------           ------          ---------

Balance, Dec. 31, 1998        $1,336,737         ($79,248)        $1,257,489
   Net income                    519,222           34,149            553,371
   Cash distributions        (   552,000)        ( 23,539)       (   575,539)
                               ---------           ------          ---------

Balance, Dec. 31, 1999        $1,303,959         ($68,638)        $1,235,321
                               =========           ======          =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997

                                       1999           1998            1997
                                   ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)                $553,371       $  759,337     ($  320,887)
   Adjustments to reconcile
      net income (loss) to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests           169,734          283,071         249,055
     Impairment provision               -                -          1,018,068
      (Gain) loss on sale of
         Net Profits Interests            92      (   344,575)    (    79,182)
      (Increase) decrease in
         accounts receivable -
         Net Profits               (  81,086)          35,145          74,090
                                     -------        ---------       ---------

   Net cash provided by
     operating activities           $642,111       $  732,978      $  941,144
                                     -------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($ 15,618)     ($   40,371)    ($      980)
   Proceeds from sale of
      Net Profits Interests             -             368,485          91,840
                                     -------        ---------       ---------
   Net cash provided (used)
      by investing activities      ($ 15,618)      $  328,114      $   90,860
                                     -------        ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($575,539)     ($1,123,355)    ($1,050,794)
                                     -------        ---------       ---------
   Net cash used by financing
      Activities                   ($575,539)     ($1,123,355)    ($1,050,794)
                                     -------        ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $ 50,954      ($   62,263)    ($   18,790)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            166,487          228,750         247,540
                                     -------        ---------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                  $217,441       $  166,487      $  228,750
                                     =======        =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
February 15, 2000

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 1999 and 1998

                                     ASSETS
                                     ------
                                                    1999              1998
                                                ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  339,386        $  300,324
   Accounts receivable:
      Net Profits                                   177,661           145,612
                                                  ---------         ---------

         Total current assets                    $  517,047        $  445,936

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  1,797,167         2,065,846
                                                  ---------         ---------

                                                 $2,314,214        $2,511,782
                                                  =========         =========


                                PARTNERS' CAPITAL (DEFICIT)
                                ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   86,400)      ($  106,642)
   Limited Partners, issued and
     outstanding, 143,041 Units                   2,400,614         2,618,424
                                                  ---------         ---------

         Total Partners' capital                 $2,314,214        $2,511,782
                                                  =========         =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       Combined Statements of Operations
             For the Years Ended December 31, 1999, 1998, and 1997

                                  1999              1998            1997
                              ----------       ------------    ----------
REVENUES:
   Net Profits                $1,340,784       $1,240,100       $1,793,685
   Interest income                 9,614           13,521           15,425
   Gain (loss) on sale -
   Net Profits Interests     (        32)         135,752           37,698
                               ---------         --------        ---------

                              $1,350,366       $1,389,373       $1,846,808


COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests       $  330,171       $  425,026       $  610,647
   Impairment provision             -                -             898,584
   General and
     Administrative              168,704          168,434          171,754
                               ---------        ---------        ---------
                              $  498,875       $  593,460       $1,680,985
                               ---------        ---------        ---------

NET INCOME                    $  851,491       $  795,913       $  165,823
                               =========        =========        =========
GENERAL PARTNER -
   NET INCOME                 $   55,301       $   56,121       $   67,889
                               =========        =========        =========
LIMITED PARTNERS -
   NET INCOME                 $  796,190       $  739,792       $   97,934
                               =========        =========        =========
NET INCOME
   per unit                   $     5.57       $     5.17       $      .68
                               =========        =========        =========
UNITS OUTSTANDING                143,041          143,041          143,041
                               =========        =========        =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 1999, 1998 and 1997


                                 Limited         General
                                Partners         Partner         Combined
                              ------------      ----------      -----------

Balance, Dec. 31, 1996         $4,773,698       ($ 59,021)       $4,714,677
   Net income                      97,934          67,889           165,823
   Cash distributions         ( 1,663,000)      ( 105,382)      ( 1,768,382)
                                ---------         -------         ---------

Balance, Dec. 31, 1997         $3,208,632       ($ 96,514)       $3,112,118
   Net income                     739,792          56,121           795,913
   Cash distributions         ( 1,330,000)      (  66,249)      ( 1,396,249)
                                ---------         -------         ---------

Balance, Dec. 31, 1998         $2,618,424       ($106,642)       $2,511,782
   Net income                     796,190          55,301           851,491
   Cash distributions         ( 1,014,000)      (  35,059)      ( 1,049,059)
                                ---------         -------         ---------

Balance, Dec. 31, 1999         $2,400,614       ($ 86,400)       $2,314,214
                                =========         =======         =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997

                                    1999             1998            1997
                                 ------------     ------------    -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                     $  851,491       $  795,913      $  165,823
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
   Depletion of Net
      Profits Interests              330,171          425,026         610,647
   Impairment provision                 -                -            898,584
   (Gain) loss on sale of
      Net Profits Interests               32      (   135,752)    (    37,698)
   (Increase) decrease in
      accounts receivable -
      Net Profits                (    32,049)         145,740         136,720
                                   ---------        ---------       ---------

   Net cash provided by
      operating activities        $1,149,645       $1,230,927      $1,774,076
                                   ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($   61,524)     ($   45,058)    ($    6,041)
   Proceeds from sale of
      Net Profits Interests             -             147,747          43,605
                                   ---------        ---------       ---------

   Net cash provided (used)
      by investing activities    ($   61,524)      $  102,689      $   37,564
                                   ---------        ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($1,049,059)     ($1,396,249)    ($1,768,382)
                                   ---------        ---------       ---------

   Net cash used by financing
      Activities                 ($1,049,059)     ($1,396,249)    ($1,768,382)
                                   ---------        ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      $   39,062      ($   62,633)    $    43,258

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            300,324          362,957         319,699
                                   ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD               $  339,386       $  300,324      $  362,957
                                   =========        =========       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
           Notes to the Combined Financial Statements For the Periods
                     Ended December 31, 1999, 1998, and 1997


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


      For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General
Partner". An affiliate of the General Partner owned the following Units at December 31, 1999:


                                                 Percent of
                              Number of         Outstanding
            Partnership       Units Owned          Units
            -----------       -----------       -----------

                P-1             18,835             17.4%
                P-2             22,610             25.1%
                P-3             45,938             27.1%
                P-4             26,044             20.6%
                P-5             19,778             16.7%
                P-6             13,818              9.7%


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

      The P-1 Partnership achieved payout during the third quarter of 1998 and the P-2 and P-4 Partnerships achieved payout during the fourth quarter of 1999. After payout, operations and revenues for the P-1, P-2, and P-4 Partnerships have been and will be allocated using the 10%/90% after payout percentages set forth in Footnote 3 to the table above.

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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate per equivalent barrel of oil produced during the years ended December 31, 1999, 1998, and 1997 were as follows:

                  Partnership       1999        1998         1997
                  -----------       ----        ----         ----

                      P-1           $2.03       $2.93       $2.88
                      P-2            2.31        2.97        2.84
                      P-3            2.31        2.94        2.83
                      P-4            2.70        2.82        3.46
                      P-5            2.01        2.88        2.65
                      P-6            1.96        2.40        3.34

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. During 1999, 1998, and 1997, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

            Partnership            1999           1998             1997
            -----------            ----           ----             ----
                P-1                $ -             $ -         $  113,945
                P-2                  -               -            113,005
                P-3                  -               -            220,449
                P-4                  -               -             84,059
                P-5                  -               -            122,458
                P-6                  -               -            444,990

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



2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1999, 1998, and 1997:

         Partnership      1999        1998        1997
         -----------    --------    --------    --------

              P-1       $113,760    $113,760    $113,760
              P-2         94,836      94,836      94,836
              P-3        178,560     178,560     178,560
              P-4        132,960     132,960     132,960
              P-5        124,680     124,680     124,680
              P-6        150,564     150,564     150,564

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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to each of the Partnership's Net Profits Interest during the years ended December 31, 1999, 1998, and 1997:





                                                        Percentage
                                                -------------------------
Partnership            Purchaser                 1999      1998     1997
-----------    ------------------------          -----     -----    -----

    P-1           El Paso Energy Marketing
                    Company ("El Paso")          24.4%     31.7%    25.2%
                  Chevron U.S.A., Inc.
                    ("Chevron")                  12.0%     14.9%    10.8%
                  Texaco Exploration and
                    Production, Inc.
                    ("Texaco")                    -        11.2%      - %

    P-2           El Paso                        23.6%     30.7%    24.4%
                  Chevron                        10.3%     13.0%      - %
                  Texaco                         10.1%     12.8%    11.1%

    P-3           El Paso                        23.4%     30.5%    24.2%
                  Texaco                         10.1%     12.9%    11.2%
                  Chevron                        10.1%     12.9%      - %

    P-4           El Paso                        28.7%     36.7%    49.1%
                  Valero Industrial
                    Gas LP                       25.4%     29.1%    13.6%
                  Phibro Energy, Inc.            21.3%     16.1%    10.7%

    P-5           El Paso                        77.8%     73.1%    65.0%

    P-6           El Paso                        36.6%     32.5%    28.2%
                  HPL Resources Company          15.4%     16.8%    19.9%
                  Tejas Gas Marketing
                    Company                      13.0%     14.0%    14.1%

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


      Capitalized Costs

      Capitalized costs and accumulated depletion at December 31, 1999 and 1998 were as follows:



                                P-1 Partnership
                                ---------------
                                             1999              1998
                                          ------------      ------------
Net Profits Interests in proved
  oil and gas properties                   $6,888,884        $7,011,292

Less accumulated depletion
  and valuation allowance                 ( 5,885,058)      ( 5,846,399)
                                            ---------         ---------
  Net Profits Interests, net               $1,003,826        $1,164,893
                                            =========         =========

                                P-2 Partnership
                                ---------------

                                              1999              1998
                                           -----------       ----------
Net Profits Interests in proved
   oil and gas properties                  $ 5,557,749       $5,651,821

Less accumulated depletion
   and valuation allowance                (  4,701,656)     ( 4,650,323)
                                            ----------        ---------
   Net Profits Interests, net              $   856,093       $1,001,498
                                            ==========        =========


                                P-3 Partnership
                                ---------------

                                              1999               1998
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $10,492,182       $10,640,125

Less accumulated depletion
   and valuation allowance                (  8,896,546)     (  8,773,409)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,595,636       $ 1,866,716
                                            ==========        ==========


                                P-4 Partnership
                                ---------------

                                               1999              1998
                                           -----------       -----------
Net Profits Interests in proved
   oil and gas properties                  $ 8,193,436       $8,198,995

Less accumulated depletion
   and valuation allowance                (  7,300,777)     ( 7,106,421)
                                            ----------        ---------
   Net Profits Interests, net              $   892,659       $1,092,574
                                            ==========        =========

                                P-5 Partnership
                                ---------------

                                              1999                1998
                                          ----------         -----------
Net Profits Interests in proved
   oil and gas properties                 $9,855,735         $9,840,394

Less accumulated depletion
   and valuation allowance               ( 9,018,764)       ( 8,849,215)
                                           ----------         ---------
   Net Profits Interest, net              $  836,971         $  991,179
                                           ==========         =========


                                P-6 Partnership
                                ---------------

                                              1999                1998
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $12,024,877       $11,963,385

Less accumulated depletion
   and valuation allowance                ( 10,227,710)     (  9,897,539)
                                           -----------        ----------
   Net Profits Interests, net              $ 1,797,167       $ 2,065,846
                                            ==========        ==========


      Costs Incurred

      The P-4 Partnership incurred $16,495 in property acquisition costs during 1997. No other property acquisition costs were incurred by the Partnerships during the three years ended December 31, 1999. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 1999, 1998, and 1997. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships. No exploration costs were incurred during the same periods.


      Partnership                     1999        1998        1997
      -----------                   -------     -------      -------

           P-1                      $13,017     $34,624     $21,339
           P-2                       10,319      39,322      34,745
           P-3                       19,188      74,335      66,502
           P-4                        6,108      35,489      18,533
           P-5                       15,618      40,371         980
           P-6                       61,524      45,058       6,041

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.


                                P-1 Partnership
                                ---------------

                                                Crude      Natural
                                                 Oil         Gas
                                              (Barrels)     (Mcf)
                                              ---------  -----------

Proved reserves, December 31, 1996            251,262     2,701,360
  Production                                  (32,044)   (  357,516)
  Sales of minerals in place                  (22,747)   (  234,580)
  Extensions and discoveries                    2,126        55,362
  Revisions of previous estimates              18,069       118,867
                                              ---------    ---------

Proved reserves, December 31, 1997            216,666     2,283,493
  Production                                  (26,676)   (  321,426)
  Sales of minerals in place                  (22,750)   (  140,306)
  Extensions and discoveries                   10,161       112,162
  Revisions of previous estimates             (14,628)      130,731
                                              ---------    ---------

Proved reserves, December 31, 1998            162,773     2,064,654
  Production                                  (24,737)   (  357,439)
  Revisions of previous estimates              61,483       149,212
                                             --------     ---------

Proved reserves, December 31, 1999            199,519     1,856,427
                                             ========     =========

PROVED DEVELOPED RESERVES:
      December 31, 1997                       214,498     2,256,381
                                             ========     =========
      December 31, 1998                       162,773     2,064,654
                                             ========     =========
      December 31, 1999                       199,519     1,856,427
                                             ========     =========

                                P-2 Partnership
                                ---------------

                                                Crude      Natural
                                                 Oil         Gas
                                              (Barrels)     (Mcf)
                                              ---------  -----------

Proved reserves, December 31, 1996            185,693     2,448,132
  Production                                 ( 22,873)   (  301,132)
  Sales of minerals in place                 ( 16,062)   (  231,921)
  Extensions and discoveries                    1,549        37,807
  Revisions of previous estimates              12,015        89,714
                                              -------     ---------

Proved reserves, December 31, 1997            160,322     2,042,600
  Production                                 ( 18,652)   (  266,232)
  Sales of minerals in place                 ( 15,519)   (  100,039)
  Extensions and discoveries                    8,088       106,181
  Revisions of previous estimates            ( 11,455)       93,581
                                              -------     ---------

Proved reserves, December 31, 1998            122,784     1,876,091
  Production                                 ( 17,583)   (  289,443)
  Sales of minerals in place                 (    100)   (      848)
  Revisions of previous estimates              41,706        82,374
                                              -------     ---------

Proved reserves, December 31, 1999            146,807     1,668,174
                                              =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 1997                       157,947     2,012,912
                                              =======     =========
      December 31, 1998                       122,784     1,876,091
                                              =======     =========
      December 31, 1999                       146,807     1,668,174
                                              =======     =========

                                P-3 Partnership
                                ---------------

                                               Crude       Natural
                                                Oil          Gas
                                             (Barrels)      (Mcf)
                                             ---------   -----------

Proved reserves, December 31, 1996            344,453     4,622,201
  Production                                 ( 42,259)   (  565,052)
  Sales of minerals in place                 ( 30,066)   (  457,133)
  Extensions and discoveries                    2,854        69,751
  Revisions of previous estimates              22,274       169,087
                                              -------     ---------

Proved reserves, December 31, 1997            297,256     3,838,854
  Production                                 ( 34,533)   (  496,649)
  Sales of minerals in place                 ( 28,675)   (  186,034)
  Extensions and discoveries                   15,045       199,007
  Revisions of previous estimates            ( 21,424)      164,074
                                              -------     ---------

Proved reserves, December 31, 1998            227,669     3,519,252
  Production                                 ( 32,552)   (  543,312)
  Sales of minerals in place                 (    198)   (    1,664)
  Revisions of previous estimates              77,079       160,004
                                              -------     ---------

Proved reserves, December 31, 1999            271,998     3,134,280
                                              =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 1997                       292,782     3,782,929
                                              =======     =========
      December 31, 1998                       227,669     3,519,252
                                              =======     =========
      December 31, 1999                       271,998     3,134,280
                                              =======     =========

                                P-4 Partnership
                                ---------------

                                               Crude       Natural
                                                Oil          Gas
                                             (Barrels)      (Mcf)
                                             ---------   -----------

Proved reserves, December 31, 1996             75,797     3,123,119
  Production                                 ( 19,686)   (  513,815)
  Sales of minerals in place                 (  2,175)   (  315,220)
  Revisions of previous estimates               1,898       365,764
                                              -------     ---------

Proved reserves, December 31, 1997             55,834     2,659,848
  Production                                 ( 16,783)   (  370,975)
  Sales of minerals in place                 (     93)   (   20,206)
  Extensions and discoveries                    5,038       119,211
  Revisions of previous estimates               2,412        48,487
                                              -------     ---------

Proved reserves, December 31, 1998             46,408     2,436,365
  Production                                 ( 17,505)   (  338,882)
  Revisions of previous estimates              31,120        10,747
                                              -------     ---------

Proved reserves, December 31, 1999             60,023     2,108,230
                                              =======     =========

PROVED DEVELOPED RESERVES:
      December 31, 1997                        49,163     2,549,052
                                              =======     =========
      December 31, 1998                        43,638     2,377,892
                                              =======     =========
      December 31, 1999                        57,546     2,079,090
                                              =======     =========

                                P-5 Partnership
                                ---------------

                                               Crude       Natural
                                                Oil          Gas
                                             (Barrels)      (Mcf)
                                             ---------   -----------

Proved reserves, December 31, 1996             51,531     3,261,422
  Production                                  ( 7,972)   (  516,756)
  Sales of minerals in place                  ( 3,066)   (   61,493)
  Revisions of previous estimates              10,735       346,293
                                               ------     ---------

Proved reserves, December 31, 1997             51,228     3,029,466
  Production                                  ( 6,315)   (  552,109)
  Sales of minerals in place                  ( 4,850)   (  225,944)
  Extensions and discoveries                      232       226,515
  Revisions of previous estimates             ( 7,152)   (  151,902)
                                               ------     ---------

Proved reserves, December 31, 1998             33,143     2,326,026
  Production                                  ( 6,858)   (  464,917)
  Revisions of previous estimates              13,488       474,570
                                               ------     ---------

Proved reserves, December 31, 1999             39,773     2,335,679
                                               ======     =========
PROVED DEVELOPED RESERVES:
  December 31, 1997                            51,175     3,024,146
                                               ======     =========
  December 31, 1998                            33,143     2,326,026
                                               ======     =========
  December 31, 1999                            39,773     2,335,679
                                               ======     =========

                                P-6 Partnership
                                ---------------

                                               Crude       Natural
                                                Oil          Gas
                                             (Barrels)      (Mcf)
                                             ---------   ------------

Proved reserves, December 31, 1996            140,380     5,483,120
  Production                                 ( 18,461)   (  984,971)
  Sales of minerals in place                 (  2,459)   (   75,335)
  Extensions and discoveries                      189           235
  Revisions of previous estimates               4,088       540,454
                                              -------     ---------

Proved reserves, December 31, 1997            123,737     4,963,503
  Production                                 ( 19,139)   (  948,078)
  Sales of minerals in place                 (  3,749)   (   87,565)
  Extensions and discoveries                      251       244,230
  Revisions of previous estimates            (  4,665)   (  100,354)
                                              -------     ---------

Proved reserves, December 31, 1998             96,435     4,071,736
  Production                                 ( 17,227)   (  909,561)
  Extensions and discoveries                    5,142        37,719
  Revisions of previous estimates              18,395       679,868
                                              -------     ---------

Proved reserves, December 31, 1999            102,745     3,879,762
                                              =======     =========
PROVED DEVELOPED RESERVES:
  December 31, 1997                           123,718     4,961,677
                                              =======     =========
  December 31, 1998                            96,435     4,071,736
                                              =======     =========
  December 31, 1999                           102,745     3,879,762
                                              =======     =========

      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth the estimated future net cash flows as of December 31, 1999 relating to the Partnerships' proved reserves attributable to the Partnerships' Net Profits Interests based on the standardized measure as prescribed in SFAS No. 69:

                                             Partnership
                           -----------------------------------------------
                               P-1               P-2              P-3
                           ------------      ------------     ------------

Future cash inflows         $8,600,031        $7,062,789       $13,190,111
Future production and
   development costs       ( 2,123,132)      ( 1,864,402)     (  3,500,361)
                             ---------         ---------        ----------

Future net cash flows       $6,476,899        $5,198,387       $ 9,689,750

10% discount to
   reflect timing
   of cash flows           ( 2,741,525)      ( 2,218,180)     (  4,135,225)
                             ---------         ---------        ----------

Standardized measure
   of discounted future
   net cash flows           $3,735,374        $2,980,207       $ 5,554,525
                             =========         =========        ==========


                                            Partnership
                           ------------------------------------------------
                               P-4               P-5              P-6
                           ------------      ------------     -------------

Future cash inflows         $6,317,459        $5,834,094       $10,966,611
Future production and
   development costs       ( 1,837,908)      ( 1,803,068)     (  4,017,120)
                             ---------         ---------        ----------

Future net cash flows       $4,479,551        $4,031,026       $ 6,949,491

10% discount to
   reflect timing
   of cash flows           ( 1,393,379)      ( 1,243,938)     (  1,972,958)
                             ---------         ---------        ----------

Standardized measure
   of discounted future
   net cash flows           $3,086,172        $2,787,088       $ 4,976,533
                             =========         =========        ==========

The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1999 using oil and gas prices of approximately $22.75 per barrel and $2.24 per Mcf, respectively.

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

*23.3 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*23.4 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*23.5 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*23.6 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

            All other Exhibits are omitted as inapplicable.

            ----------
            * Filed herewith.