Form 10-Q
period 2000-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2000-05-11
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

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

                     Yes    X             No
                         ------                ------

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                         March 31,    December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  197,523     $  182,743
   Accounts receivable:
     Net Profits                           202,779        167,901
     General Partner (Note 2)                6,330              -
                                        ----------     ----------
       Total current assets             $  406,632     $  350,644

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method           965,023      1,003,826
                                        ----------     ----------
                                        $1,371,655     $1,354,470
                                        ==========     ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   73,683)   ($   77,417)
   Limited Partners, issued and
     outstanding, 108,074 units          1,445,338      1,431,887
                                        ----------     ----------
       Total Partners' capital          $1,371,655     $1,354,470
                                        ==========     ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-1
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                            2000           1999
                                          --------       --------

REVENUES:
   Net Profits                            $290,633       $157,465
   Interest income                           1,988          1,116
   Gain on sale of Net Profits
     Interests                               6,330            664
                                          --------       --------
                                          $298,951       $159,245

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 41,448       $ 66,996
   General and administrative
     (Note 2)                               38,633         38,161
                                          --------       --------
                                          $ 80,081       $105,157
                                          --------       --------

NET INCOME                                $218,870       $ 54,088
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 25,419       $ 11,327
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $193,451       $ 42,761
                                          ========       ========
NET INCOME per unit                       $   1.79       $    .40
                                          ========       ========
UNITS OUTSTANDING                          108,074        108,074
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-1
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $218,870       $ 54,088
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            41,448         66,996
     Gain on sale of Net Profits
       Interests                         (   6,330)     (     664)
     Increase in accounts receivable -
       Net Profits                       (  34,878)     (   1,584)
     Increase in accounts receivable -
       General Partner                   (   6,330)             -
                                          --------       --------
Net cash provided by operating
   activities                             $212,780       $118,836
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  2,645)     ($  2,673)
   Proceeds from sale of Net Profits
     Interests                               6,330            664
                                          --------       --------
Net cash provided (used) by investing
   activities                             $  3,685      ($  2,009)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($201,685)     ($111,168)
                                          --------       --------
Net cash used by financing activities    ($201,685)     ($111,168)
                                          --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 14,780       $  5,659

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     182,743         99,454
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $197,523       $105,113
                                          ========       ========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                         March 31,    December 31,
                                           2000           1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  149,688    $  148,106
   Accounts receivable:
     Net Profits                            138,837       135,136
     General Partner (Note 2)                 4,322             -
                                         ----------    ----------
       Total current assets              $  292,847    $  283,242

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method            824,400       856,093
                                         ----------    ----------
                                         $1,117,247    $1,139,335
                                         ==========    ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   56,276)  ($   56,585)
   Limited Partners, issued and
     outstanding, 90,094 units            1,173,523     1,195,920
                                         ----------    ----------
       Total Partners' capital           $1,117,247    $1,139,335
                                         ==========    ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-2
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                           2000           1999
                                        ---------       ---------

REVENUES:
   Net Profits                           $189,228       $120,305
   Interest income                          1,619            847
   Gain on sale of Net Profits
     Interests                              4,322            454
                                         --------       --------
                                         $195,169       $121,606

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                           $ 33,580       $ 54,185
   General and administrative
     (Note 2)                              32,185         31,861
                                         --------       --------
                                         $ 65,765       $ 86,046
                                         --------       --------

NET INCOME                               $129,404       $ 35,560
                                         ========       ========
GENERAL PARTNER - NET INCOME             $ 15,801       $  3,903
                                         ========       ========
LIMITED PARTNERS - NET INCOME            $113,603       $ 31,657
                                         ========       ========
NET INCOME per unit                      $   1.26       $    .35
                                         ========       ========
UNITS OUTSTANDING                          90,094         90,094
                                         ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-2
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                            2000           1999
                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $129,404        $35,560
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            33,580         54,185
     Gain on sale of Net Profits
       Interests                         (   4,322)      (    454)
     Increase in accounts receivable -
       Net Profits                       (   3,701)      (     80)
     Increase in accounts receivable -
       General Partner                   (   4,322)             -
                                          --------        -------
Net cash provided by operating
   activities                             $150,639        $89,211
                                          --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  1,887)      ($ 2,834)
   Proceeds from sale of Net Profits
     Interests                               4,322            454
                                          --------        -------
Net cash provided (used) by investing
   activities                             $  2,435       ($ 2,380)
                                          --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($151,492)      ($82,510)
                                          --------        -------
Net cash used by financing activities    ($151,492)      ($82,510)
                                          --------        -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $  1,582        $ 4,321

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     148,106         78,435
                                          --------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $149,688        $82,756
                                          ========        =======




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                          GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                         March 31,    December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  293,095     $  284,040
   Accounts receivable:
     Net Profits                           250,187        251,484
     General Partner (Note 2)                7,975              -
                                        ----------     ----------
       Total current assets             $  551,257     $  535,524

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method         1,536,921      1,595,636
                                        ----------     ----------
                                        $2,088,178     $2,131,160
                                        ==========     ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($  114,136)   ($  113,709)
   Limited Partners, issued and
     outstanding, 169,637 units          2,202,314      2,244,869
                                        ----------     ----------
       Total Partners' capital          $2,088,178     $2,131,160
                                        ==========     ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                          GEODYNE NPI PARTNERSHIP P-3
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                            2000          1999
                                          --------      ---------

REVENUES:
   Net Profits                            $339,774       $223,179
   Interest income                           3,249          1,667
   Gain on sale of Net Profits
     Interests                               7,975            837
                                          --------       --------
                                          $350,998       $225,683

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 62,206       $100,772
   General and administrative
     (Note 2)                               60,612         59,878
                                          --------       --------
                                          $122,818       $160,650
                                          --------       --------

NET INCOME                                $228,180       $ 65,033
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 13,735       $  7,199
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $214,445       $ 57,834
                                          ========       ========
NET INCOME per unit                       $   1.26       $    .34
                                          ========       ========
UNITS OUTSTANDING                          169,637        169,637
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                          GEODYNE NPI PARTNERSHIP P-3
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                            2000          1999
                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $228,180       $ 65,033
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            62,206        100,772
     Gain on sale of Net Profits
       Interests                         (   7,975)     (     837)
     Decrease in accounts receivable -
       Net Profits                           1,297            271
     Increase in accounts receivable -
       General Partner                   (   7,975)             -
                                          --------       --------
Net cash provided by operating
   activities                             $275,733       $165,239
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  3,491)     ($  5,376)
   Proceeds from sale of Net Profits
     Interests                               7,975            837
                                          --------       --------
Net cash provided (used) by investing
   activities                             $  4,484      ($  4,539)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($271,162)     ($152,353)
                                          --------       --------
Net cash used by financing activities    ($271,162)     ($152,353)
                                          --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $  9,055       $  8,347

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     284,040        146,246
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $293,095       $154,593
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                          GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                          March 31,   December 31,
                                            2000          1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  187,777     $  188,928
   Accounts receivable:
     Net Profits                           293,243        255,972
                                        ----------     ----------
       Total current assets             $  481,020     $  444,900

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method           830,180        892,659
                                        ----------     ----------
                                        $1,311,200     $1,337,559
                                        ==========     ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   79,054)   ($   80,321)
   Limited Partners, issued and
     outstanding, 126,306 units          1,390,254      1,417,880
                                        ----------     ----------
       Total Partners' capital          $1,311,200     $1,337,559
                                        ==========     ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                          GEODYNE NPI PARTNERSHIP P-4
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000            1999
                                         ---------       --------

REVENUES:
   Net Profits                            $214,900       $129,381
   Interest income                           2,201            948
                                          --------       --------
                                          $217,101       $130,329

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 45,078       $ 59,886
   General and administrative
     (Note 2)                               45,122         44,581
                                          --------       --------
                                          $ 90,200       $104,467
                                          --------       --------

NET INCOME                                $126,901       $ 25,862
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 16,527       $  3,641
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $110,374       $ 22,221
                                          ========       ========
NET INCOME per unit                       $    .87       $    .18
                                          ========       ========
UNITS OUTSTANDING                          126,306        126,306
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                          GEODYNE NPI PARTNERSHIP P-4
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                            2000         1999
                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $126,901     $ 25,862
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            45,078       59,886
     (Increase) decrease in accounts
       receivable - Net Profits          (  37,271)      15,350
                                          --------     --------
Net cash provided by operating
   activities                             $134,708     $101,098
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  2,991)   ($  2,215)
   Proceeds from sale of Net Profits
     Interests                              20,392            -
                                          --------     --------
Net cash provided (used) by investing
   activities                             $ 17,401    ($  2,215)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($153,260)   ($ 91,985)
                                          --------     --------
Net cash used by financing activities    ($153,260)   ($ 91,985)
                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      ($  1,151)    $  6,898

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     188,928      101,652
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $187,777     $108,550
                                          ========     ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                          GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                          March 31,   December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  213,655    $  217,441
   Accounts receivable:
     Net Profits                            193,263       180,909
                                         ----------    ----------
       Total current assets              $  406,918    $  398,350

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method            797,655       836,971
                                         ----------    ----------
                                         $1,204,573    $1,235,321
                                         ==========    ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   68,414)  ($   68,638)
   Limited Partners, issued and
     outstanding, 118,449 units           1,272,987     1,303,959
                                         ----------    ----------
       Total Partners' capital           $1,204,573    $1,235,321
                                         ==========    ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                          GEODYNE NPI PARTNERSHIP P-5
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)




                                           2000           1999
                                         ---------      ---------

REVENUES:
   Net Profits                            $238,553       $144,443
   Interest income                           2,550          1,356
                                          --------       --------
                                          $241,103       $145,799

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 39,316       $ 53,417
   General and administrative
     (Note 2)                               42,342         41,853
                                          --------       --------
                                          $ 81,658       $ 95,270
                                          --------       --------

NET INCOME                                $159,445       $ 50,529
                                          ========       ========
GENERAL PARTNER - NET INCOME              $  9,417       $  4,595
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $150,028       $ 45,934
                                          ========       ========
NET INCOME per unit                       $   1.27       $    .39
                                          ========       ========
UNITS OUTSTANDING                          118,449        118,449
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                          GEODYNE NPI PARTNERSHIP P-5
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                            2000          1999
                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $159,445     $ 50,529
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            39,316       53,417
     (Increase) decrease in accounts
       receivable - Net Profits          (  12,354)      28,477
                                          --------     --------
Net cash provided by operating
   activities                             $186,407     $132,423
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                   $      -    ($ 10,463)
                                          --------     --------
Net cash used by investing activities     $      -    ($ 10,463)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($190,193)   ($152,449)
                                          --------     --------
Net cash used by financing activities    ($190,193)   ($152,449)
                                          --------     --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                           ($  3,786)   ($ 30,489)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     217,441      166,487
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $213,655     $135,998
                                          ========     ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                          March 31,   December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  308,818    $  339,386
   Accounts receivable:
     Net Profits                            226,941       177,661
                                         ----------    ----------
       Total current assets              $  535,759    $  517,047

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method          1,753,795     1,797,167
                                         ----------    ----------
                                         $2,289,554    $2,314,214
                                         ==========    ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   84,368)  ($   86,400)
   Limited Partners, issued and
     outstanding, 143,041 units           2,373,922     2,400,614
                                         ----------    ----------
       Total Partners' capital           $2,289,554    $2,314,214
                                         ==========    ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                            2000          1999
                                          --------      ---------

REVENUES:
   Net Profits                            $455,060       $207,544
   Interest income                           3,713          2,387
                                          --------       --------
                                          $458,773       $209,931

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 79,958       $103,069
   General and administrative
     (Note 2)                               51,109         50,500
                                          --------       --------
                                          $131,067       $153,569
                                          --------       --------

NET INCOME                                $327,706       $ 56,362
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 19,398       $  6,822
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $308,308       $ 49,540
                                          ========       ========
NET INCOME per unit                       $   2.16       $    .35
                                          ========       ========
UNITS OUTSTANDING                          143,041        143,041
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                          2000            1999
                                        ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $327,706         $ 56,362
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                          79,958          103,069
     (Increase) decrease in accounts
       receivable - Net Profits        (  49,280)          57,990
                                        --------         --------
Net cash provided by operating
   activities                           $358,384         $217,421
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($ 37,129)       ($ 13,537)
   Proceeds from sale of Net Profits
     Interests                               543                -
                                        --------         --------
Net cash used by investing activities  ($ 36,586)       ($ 13,537)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($352,366)       ($307,616)
                                        --------         --------
Net cash used by financing activities  ($352,366)       ($307,616)
                                        --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                         ($ 30,568)       ($103,732)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   339,386          300,324
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $308,818         $196,592
                                        ========         ========



         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)




1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2000, combined statements of operations for the three months ended March 31, 2000 and 1999, and combined statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2000, the combined results of operations for the three months ended March 31, 2000 and 1999, and the combined cash flows for the three months ended March 31, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              P-1               $10,193              $28,440
              P-2                 8,476               23,709
              P-3                15,972               44,640
              P-4                11,882               33,240
              P-5                11,172               31,170
              P-6                13,468               37,641

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivable from the General Partner at March 31, 2000 for the P-1, P-2 and P-3 Partnerships represents proceeds due to the Partnerships from the sale of oil and gas properties to third parties during the first quarter of 2000. Subsequent to March 31, 2000, this receivable was collected by the Partnerships.

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the three months ended March 31, 2000, capital expenditures indirectly incurred by the P-6 Partnership totaled $37,129. These expenditures were primarily due to the Partnership's indirect participation in the recompletion of the Myron No. 2 well located in Grayson County, Texas in order to improve the recovery of reserves.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $290,633       $157,465
      Barrels produced                        5,732          7,426
      Mcf produced                           92,487        118,847
      Average price/Bbl                    $  27.33       $  10.22
      Average price/Mcf                    $   2.25       $   1.53

      As shown in the table above, total Net Profits increased $133,168 (84.6%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $98,000 and $66,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $26,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $17,000 and $40,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,694 barrels and 26,360 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to positive prior period payout related volume adjustments made by the operators on two significant wells during the three months ended March 31, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period payout related volume adjustment made by the operator during the three months ended March 31, 1999 and normal declines in production. The decrease in production expenses was primarily due to
      (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred during the three months ended March 31, 1999 on one significant well in order to improve the recovery of reserves, and (iii) a positive prior period lease operating expense adjustment on another significant well made during the three months ended March 31, 1999. Average oil and gas prices increased to $27.33 per barrel and $2.25 per Mcf, respectively, for the three months ended March 31, 2000 from $10.22 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999.

      Depletion of Net Profits Interests decreased $25,548 (38.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 14.3% for the three months ended March 31, 2000 from 42.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $472 (1.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of Net Profits, these expenses decreased to 13.3% for the three months ended March 31, 2000 from 24.2% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2000 were $12,129,558 or 112.23% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                     Three Months Ended March 31,
                                     ----------------------------
                                            2000           1999
                                          --------       --------
      Net Profits                         $189,228       $120,305
      Barrels produced                       4,019          5,342
      Mcf produced                          73,220         94,942
      Average price/Bbl                   $  27.33       $  10.29
      Average price/Mcf                   $   1.89       $   1.53

      As shown in the table above, total Net Profits increased $68,923 (57.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $69,000 and $26,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $21,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $14,000 and $33,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,323 barrels and 21,722 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended March 31, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period payout related volume adjustment made by the operator during the three months ended March 31, 1999 and normal declines in production. The decrease in production expenses was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred during the three months ended March 31, 1999 on one significant well in order to improve the recovery of reserves, and (iii) a positive prior period lease operating expense adjustment on another significant well made during the three months ended March 31, 1999. Average oil and gas prices increased to $27.33 per barrel and $1.89 per Mcf, respectively, for the three months ended March 31, 2000 from $10.29 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999.

      Depletion of Net Profits Interests decreased $20,605 (38.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 17.7% for the three months ended March 31, 2000 from 45.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $324 (1.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of Net Profits, these expenses decreased to 17.0% for the three months ended March 31, 2000 from 26.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2000  were  $9,240,561  or  102.57%  of  the  Limited   Partners'  capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $339,774       $223,179
      Barrels produced                        7,431          9,867
      Mcf produced                          136,594        176,983
      Average price/Bbl                    $  27.33       $  10.29
      Average price/Mcf                    $   1.81       $   1.53

      As shown in the table above, total Net Profits increased $116,595 (52.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $127,000 and $38,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $39,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $25,000 and $62,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,436 barrels and 40,389 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on two significant wells during the three months ended March 31, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to a positive prior period payout related volume adjustment made by the operator during the three months ended March 31, 1999 and normal declines in production. The decrease in production expenses was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred during the three months ended March 31, 1999 on one significant well in order to improve the recovery of reserves, and (iii) a positive prior period lease operating expense adjustment on another significant well made during the three months ended March 31, 1999. Average oil and gas prices increased to $27.33 per barrel and $1.81 per Mcf, respectively, for the three months ended March 31, 2000 from $10.29 per barrel and $1.53 per Mcf, respectively, for the three months ended March 31, 1999.

      Depletion of Net Profits Interests decreased $38,566 (38.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 18.3% for the three months ended March 31, 2000 from 45.2% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depletion of Net Profits Interests.

      The P-3 Partnership should achieve payout during the three months ended June 30, 2000. After payout, operations and revenues for the P-3 Partnership will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses are allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      General and administrative expenses increased $734 (1.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of Net Profits, these expenses decreased to 17.8% for the three months ended March 31, 2000 from 26.8% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2000  were  $16,723,401  or  98.58%  of  the  Limited   Partners'  capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $214,900       $129,381
      Barrels produced                        6,150          4,633
      Mcf produced                           77,703         99,620
      Average price/Bbl                    $  26.70       $  10.90
      Average price/Mcf                    $   2.05       $   1.66

      As shown in the table above, total Net Profits increased $85,519 (66.1%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $97,000 and $30,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $17,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $36,000 related to a decrease in volumes of gas sold and
      (ii) $22,000 related to an increase in production expenses. Volumes of oil sold increased 1,517 barrels while volumes of gas sold decreased 21,917 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in volumes of oil sold was primarily due to increased production on two wells following successful workovers completed during late 1999. The decrease in volumes of gas sold was primarily due to normal declines in production. The increase in production expenses was primarily due to an increase in production taxes associated with the increase in Net Profits. Average oil and gas prices increased to $26.70 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 2000 from $10.90 per barrel and $1.66 per Mcf, respectively, for the three months ended March 31, 1999.

      Depletion of Net Profits Interests decreased $14,808 (24.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decrease in volumes of gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 21.0% for the three months ended March 31, 2000 from 46.3% for the three months ended March 31, 1999. This percentage decrease was primarily due the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $541 (1.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of Net Profits, these expenses decreased to 21.0% for the three months ended March 31, 2000 from 34.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2000 were $12,772,945 or 101.13% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $238,553       $144,443
      Barrels produced                        1,690          1,565
      Mcf produced                          119,469        125,271
      Average price/Bbl                    $  28.30       $  11.50
      Average price/Mcf                    $   2.34       $   1.48

      As shown in the table above, total Net Profits increased $94,110 (65.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $28,000 and $102,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $29,000 related to an increase in production expenses. Volumes of oil sold increased 125 barrels, while volumes of gas sold decreased 5,802 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in Net Profits and (ii) the timing of payment of ad valorem taxes on three significant wells. Average oil and gas prices increased to $28.30 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2000 from $11.50 per barrel and $1.48 per Mcf, respectively, for the three months ended March 31, 1999.

      Depletion of Net Profits Interests decreased $14,101 (26.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decrease in volumes of gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 16.5% for the three months ended March 31, 2000 from 37.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $489 (1.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of Net Profits, these expenses decreased to 17.7% for the three months ended March 31, 2000 from 29.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2000  were  $8,158,759  or  68.88%  of  the  Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $455,060       $207,544
      Barrels produced                        4,203          2,714
      Mcf produced                          215,861        235,103
      Average price/Bbl                    $  26.81       $  10.74
      Average price/Mcf                    $   2.44       $   1.43

      As shown in the table above, total Net Profits increased $247,516 (119.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $68,000 and $218,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $28,000 related to a decrease in volumes of gas sold and
      (ii) $27,000 related to an increase in production expenses. Volumes of oil sold increased 1,489 barrels, while volumes of gas sold decreased 19,242 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in volumes of oil sold was primarily due to the sale during the three months ended March 31, 2000 of oil on several wells which had previously been curtailed due to low oil prices. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in Net Profits and (ii) the timing of payment of ad valorem taxes on two significant wells. Average oil and gas prices increased to $26.81 per barrel and $2.44 per Mcf, respectively, for the three months ended March 31, 2000 from $10.74 per barrel and $1.43 per Mcf, respectively, for the three months ended March 31, 1999.

      Depletion of Net Profits Interests decreased $23,111 (22.4%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decrease in volumes of gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 17.6% for the three months ended March 31, 2000 from 49.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $609 (1.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of Net Profits, these expenses decreased to 11.2% for the three months ended March 31, 2000 from 24.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2000  were  $11,127,248  or  77.79%  of  the  Limited   Partners'  capital
      contributions.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

                     All other exhibits are omitted as inapplicable.

(b)   Reports on Form 8-K.

           Current Report on Form 8-K filed during the first quarter of 2000:

           Date of Event:                 January 28, 2000
           Date filed with the SEC:       January 28, 2000
           Items included:                Item 5 - Other Events
                                          Item 7 - Exhibits

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


                                  (Registrant)

                               BY:  GEODYNE RESOURCES, INC.

                                    General Partner


Date:  May 11, 2000            By:      /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  May 11, 2000            By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.