Form 10-Q
period 2000-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2000-08-14
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

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

                     Yes    X             No
                         ------                ------

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                         June 30,     December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  208,577     $  182,743
   Accounts receivable:
     Net Profits                           249,221        167,901
                                        ----------     ----------
       Total current assets             $  457,798     $  350,644

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method           938,097      1,003,826
                                        ----------     ----------
                                        $1,395,895     $1,354,470
                                        ==========     ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   67,044)   ($   77,417)
   Limited Partners, issued and
     outstanding, 108,074 units          1,462,939      1,431,887
                                        ----------     ----------
       Total Partners' capital          $1,395,895     $1,354,470
                                        ==========     ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-1
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                          --------       --------

REVENUES:
   Net Profits                            $293,033       $198,189
   Interest income                           2,352            828
   Gain on sale of Net Profits
     Interests                               6,618             34
                                          --------       --------
                                          $302,003       $199,051

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 32,748       $ 50,321
   General and administrative
     (Note 2)                               30,019         30,359
                                          --------       --------
                                          $ 62,767       $ 80,680
                                          --------       --------

NET INCOME                                $239,236       $118,371
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 26,635       $ 16,283
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $212,601       $102,088
                                          ========       ========
NET INCOME per unit                       $   1.97       $    .94
                                          ========       ========
UNITS OUTSTANDING                          108,074        108,074
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-1
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                          --------       --------

REVENUES:
   Net Profits                            $583,666       $355,654
   Interest income                           4,340          1,944
   Gain on sale of Net Profits
     Interests                              12,948            698
                                          --------       --------
                                          $600,954       $358,296

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 74,196       $117,317
   General and administrative
     (Note 2)                               68,652         68,520
                                          --------       --------
                                          $142,848       $185,837
                                          --------       --------

NET INCOME                                $458,106       $172,459
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 52,054       $ 27,610
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $406,052       $144,849
                                          ========       ========
NET INCOME per unit                       $   3.76       $   1.34
                                          ========       ========
UNITS OUTSTANDING                          108,074        108,074
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-1
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $458,106       $172,459
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            74,196        117,317
     Gain on sale of Net Profits
       Interests                         (  12,948)     (     698)
     Increase in accounts receivable -
       Net Profits                       (  81,320)     (  43,286)
                                          --------       --------
Net cash provided by operating
   activities                             $438,034       $245,792
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 10,239)     ($  5,410)
   Proceeds from sale of Net Profits
     Interests                              14,720          2,904
                                          --------       --------
Net cash provided (used) by investing
   activities                             $  4,481      ($  2,506)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($416,681)     ($228,422)
                                          --------       --------
Net cash used by financing activities    ($416,681)     ($228,422)
                                          --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 25,834       $ 14,864

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     182,743         99,454
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $208,577       $114,318
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                         June 30,     December 31,
                                           2000           1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  157,446    $  148,106
   Accounts receivable:
     Net Profits                            198,165       135,136
                                         ----------    ----------
       Total current assets              $  355,611    $  283,242

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method            800,772       856,093
                                         ----------    ----------
                                         $1,156,383    $1,139,335
                                         ==========    ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   50,978)  ($   56,585)
   Limited Partners, issued and
     outstanding, 90,094 units            1,207,361     1,195,920
                                         ----------    ----------
       Total Partners' capital           $1,156,383    $1,139,335
                                         ==========    ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-2
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                        ---------       ---------

REVENUES:
   Net Profits                           $249,167       $161,948
   Interest income                          1,763            669
   Gain on sale of Net Profits
     Interests                              4,638            198
                                         --------       --------
                                         $255,568       $162,815

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                           $ 26,972       $ 41,367
   General and administrative
     (Note 2)                              25,164         25,268
                                         --------       --------
                                         $ 52,136       $ 66,635
                                         --------       --------

NET INCOME                               $203,432       $ 96,180
                                         ========       ========
GENERAL PARTNER - NET INCOME             $ 22,594       $  6,430
                                         ========       ========
LIMITED PARTNERS - NET INCOME            $180,838       $ 89,750
                                         ========       ========
NET INCOME per unit                      $   2.01       $   1.00
                                         ========       ========
UNITS OUTSTANDING                          90,094         90,094
                                         ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-2
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                        ---------       ---------

REVENUES:
   Net Profits                           $438,395       $282,253
   Interest income                          3,382          1,516
   Gain on sale of Net Profits
     Interests                              8,960            652
                                         --------       --------
                                         $450,737       $284,421

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                           $ 60,552       $ 95,552
   General and administrative
     (Note 2)                              57,349         57,129
                                         --------       --------
                                         $117,901       $152,681
                                         --------       --------

NET INCOME                               $332,836       $131,740
                                         ========       ========
GENERAL PARTNER - NET INCOME             $ 38,395       $ 10,333
                                         ========       ========
LIMITED PARTNERS - NET INCOME            $294,441       $121,407
                                         ========       ========
NET INCOME per unit                      $   3.27       $   1.35
                                         ========       ========
UNITS OUTSTANDING                          90,094         90,094
                                         ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                          GEODYNE NPI PARTNERSHIP P-2
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000            1999
                                          --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $332,836        $131,740
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            60,552          95,552
     Gain on sale of Net Profits
       Interests                         (   8,960)      (     652)
     Increase in accounts receivable -
       Net Profits                       (  63,029)      (  36,824)
                                          --------        --------
Net cash provided by operating
   activities                             $321,399        $189,816
                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  6,992)      ($  5,124)
   Proceeds from sale of Net Profits
     Interests                              10,721           2,692
                                          --------        --------
Net cash provided (used) by investing
   activities                             $  3,729       ($  2,432)
                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($315,788)      ($169,417)
                                          --------        --------
Net cash used by financing activities    ($315,788)      ($169,417)
                                          --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $  9,340        $ 17,967

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     148,106          78,435
                                          --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $157,446        $ 96,402
                                          ========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                          GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                         June 30,     December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  305,116     $  284,040
   Accounts receivable:
     Net Profits                           369,652        251,484
                                        ----------     ----------
       Total current assets             $  674,768     $  535,524

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method         1,493,009      1,595,636
                                        ----------     ----------
                                        $2,167,777     $2,131,160
                                        ==========     ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   91,744)   ($  113,709)
   Limited Partners, issued and
     outstanding, 169,637 units          2,259,521      2,244,869
                                        ----------     ----------
       Total Partners' capital          $2,167,777     $2,131,160
                                        ==========     ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                          GEODYNE NPI PARTNERSHIP P-3
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          --------      ---------

REVENUES:
   Net Profits                            $472,733       $306,585
   Interest income                           3,525          1,323
   Gain on sale of Net Profits
     Interests                               8,570            415
                                          --------       --------
                                          $484,828       $308,323

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 50,023       $ 78,177
   General and administrative
     (Note 2)                               46,631         47,543
                                          --------       --------
                                          $ 96,654       $125,720
                                          --------       --------

NET INCOME                                $388,174       $182,603
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 42,967       $ 12,191
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $345,207       $170,412
                                          ========       ========
NET INCOME per unit                       $   2.04       $   1.04
                                          ========       ========
UNITS OUTSTANDING                          169,637        169,637
                                          ========       ========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                          GEODYNE NPI PARTNERSHIP P-3
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          --------      ---------

REVENUES:
   Net Profits                            $812,507       $529,764
   Interest income                           6,774          2,990
   Gain on sale of Net Profits
     Interests                              16,545          1,252
                                          --------       --------
                                          $835,826       $534,006

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $112,229       $178,949
   General and administrative
     (Note 2)                              107,243        107,421
                                          --------       --------
                                          $219,472       $286,370
                                          --------       --------

NET INCOME                                $616,354       $247,636
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 56,702       $ 19,390
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $559,652       $228,246
                                          ========       ========
NET INCOME per unit                       $   3.30       $   1.35
                                          ========       ========
UNITS OUTSTANDING                          169,637        169,637
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                          GEODYNE NPI PARTNERSHIP P-3
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $616,354       $247,636
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                           112,229        178,949
     Gain on sale of Net Profits
       Interests                         (  16,545)     (   1,252)
     Increase in accounts receivable -
       Net Profits                       ( 118,168)     (  70,491)
                                          --------       --------
Net cash provided by operating
   activities                             $593,870       $354,842
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 12,902)     ($  9,601)
   Proceeds from sale of Net Profits
     Interests                              19,845          4,927
                                          --------       --------
Net cash provided (used) by investing
   activities                             $  6,943      ($  4,674)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($579,737)     ($313,596)
                                          --------       --------
Net cash used by financing activities    ($579,737)     ($313,596)
                                          --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 21,076       $ 36,572

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     284,040        146,246
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $305,116       $182,818
                                          ========       ========


         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                          GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          June 30,    December 31,
                                            2000          1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  213,147     $  188,928
   Accounts receivable:
     Net Profits                           368,581        255,972
                                        ----------     ----------
       Total current assets             $  581,728     $  444,900

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method           787,246        892,659
                                        ----------     ----------
                                        $1,368,974     $1,337,559
                                        ==========     ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   70,115)   ($   80,321)
   Limited Partners, issued and
     outstanding, 126,306 units          1,439,089      1,417,880
                                        ----------     ----------
       Total Partners' capital          $1,368,974     $1,337,559
                                        ==========     ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                          GEODYNE NPI PARTNERSHIP P-4
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000            1999
                                         ---------       --------

REVENUES:
   Net Profits                            $327,858       $201,247
   Interest income                           2,326            921
   Gain on sale of Net
     Profits Interests                         523            410
                                          --------       --------
                                          $330,707       $202,578

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 45,039       $ 54,369
   General and administrative
     (Note 2)                               34,939         35,028
                                          --------       --------
                                          $ 79,978       $ 89,397
                                          --------       --------

NET INCOME                                $250,729       $113,181
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 28,894       $  7,788
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $221,835       $105,393
                                          ========       ========
NET INCOME per unit                       $   1.76       $    .83
                                          ========       ========
UNITS OUTSTANDING                          126,306        126,306
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                          GEODYNE NPI PARTNERSHIP P-4
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000            1999
                                         ---------       --------

REVENUES:
   Net Profits                            $542,758       $330,628
   Interest income                           4,527          1,869
   Gain on sale of Net
     Profits Interests                         523            410
                                          --------       --------
                                          $547,808       $332,907

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 90,117       $114,255
   General and administrative
     (Note 2)                               80,061         79,609
                                          --------       --------
                                          $170,178       $193,864
                                          --------       --------

NET INCOME                                $377,630       $139,043
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 45,421       $ 11,429
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $332,209       $127,614
                                          ========       ========
NET INCOME per unit                       $   2.63       $   1.01
                                          ========       ========
UNITS OUTSTANDING                          126,306        126,306
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                          GEODYNE NPI PARTNERSHIP P-4
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000         1999
                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $377,630     $139,043
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            90,117      114,255
     Gain on sale of Net Profits
       Interests                         (     523)  (     410)
     Increase in accounts receivable -
       Net Profits                       ( 112,609)   (  38,214)
                                          --------     --------
Net cash provided by operating
   activities                             $354,615     $214,674
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($     11)   ($  6,101)
   Proceeds from sale of Net Profits
     Interests                              15,830        6,530
                                          --------     --------
Net cash provided by investing
   activities                             $ 15,819     $    429
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($346,215)   ($191,661)
                                          --------     --------
Net cash used by financing activities    ($346,215)   ($191,661)
                                          --------     --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $ 24,219     $ 23,442

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     188,928      101,652
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $213,147     $125,094
                                          ========     ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                          GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          June 30,    December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  268,596    $  217,441
   Accounts receivable:
     Net Profits                            267,850       180,909
                                         ----------    ----------
       Total current assets              $  536,446    $  398,350

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method            764,271       836,971
                                         ----------    ----------
                                         $1,300,717    $1,235,321
                                         ==========    ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   65,018)  ($   68,638)
   Limited Partners, issued and
     outstanding, 118,449 units           1,365,735     1,303,959
                                         ----------    ----------
       Total Partners' capital           $1,300,717    $1,235,321
                                         ==========    ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                          GEODYNE NPI PARTNERSHIP P-5
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                            2000           1999
                                         ---------      ---------

REVENUES:
   Net Profits                            $298,226       $199,402
   Interest income                           2,772          1,257
   Gain on sale of Net Profits
     Interests                              49,040              -
                                          --------       --------
                                          $350,038       $200,659

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 33,384       $ 51,574
   General and administrative
     (Note 2)                               32,818         33,072
                                          --------       --------
                                          $ 66,202       $ 84,646
                                          --------       --------

NET INCOME                                $283,836       $116,013
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 14,088       $  7,801
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $269,748       $108,212
                                          ========       ========
NET INCOME per unit                       $   2.27       $    .91
                                          ========       ========
UNITS OUTSTANDING                          118,449        118,449
                                          ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                          GEODYNE NPI PARTNERSHIP P-5
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                           2000           1999
                                         ---------      ---------

REVENUES:
   Net Profits                            $536,779       $343,845
   Interest income                           5,322          2,613
   Gain on sale of Net Profits
     Interests                              49,040              -
                                          --------       --------
                                          $591,141       $346,458

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 72,700       $104,991
   General and administrative
     (Note 2)                               75,160         74,925
                                          --------       --------
                                          $147,860       $179,916
                                          --------       --------

NET INCOME                                $443,281       $166,542
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 23,505       $ 12,396
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $419,776       $154,146
                                          ========       ========
NET INCOME per unit                       $   3.54       $   1.30
                                          ========       ========
UNITS OUTSTANDING                          118,449        118,449
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                          GEODYNE NPI PARTNERSHIP P-5
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $443,281     $166,542
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                            72,700      104,991
     Gain on sale of Net Profits
       Interests                         (  49,040)           -
     Increase in accounts receivable -
       Net Profits                       (  86,941)   (   7,861)
                                          --------     --------
Net cash provided by operating
   activities                             $380,000     $263,672
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                   $      -    ($ 10,459)
   Proceeds from sale of Net Profits
     Interests                              49,040            -
                                          --------     --------
Net cash provided (used) by investing
   activities                             $ 49,040    ($ 10,459)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($377,885)   ($273,949)
                                          --------     --------
Net cash used by financing activities    ($377,885)   ($273,949)
                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       $ 51,155    ($ 20,736)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     217,441      166,487
                                          --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $268,596     $145,751
                                          ========     ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                          June 30,    December 31,
                                            2000          1999
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  365,717    $  339,386
   Accounts receivable:
     Net Profits                            345,699       177,661
                                         ----------    ----------
       Total current assets              $  711,416    $  517,047

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method          1,689,528     1,797,167
                                         ----------    ----------
                                         $2,400,944    $2,314,214
                                         ==========    ==========

                          PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($   78,058)  ($   86,400)
   Limited Partners, issued and
     outstanding, 143,041 units           2,479,002     2,400,614
                                         ----------    ----------
       Total Partners' capital           $2,400,944    $2,314,214
                                         ==========    ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          --------      ---------

REVENUES:
   Net Profits                            $512,237       $348,435
   Interest income                           4,062          1,748
   Gain on sale of Net Profits
     Interests                              21,094              -
                                          --------       --------
                                          $537,393       $350,183

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $ 64,251       $101,126
   General and administrative
     (Note 2)                               39,453         40,291
                                          --------       --------
                                          $103,704       $141,417
                                          --------       --------

NET INCOME                                $433,689       $208,766
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 23,609       $ 14,395
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $410,080       $194,371
                                          ========       ========
NET INCOME per unit                       $   2.86       $   1.36
                                          ========       ========
UNITS OUTSTANDING                          143,041        143,041
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                          --------      ---------

REVENUES:
   Net Profits                            $967,297       $555,979
   Interest income                           7,775          4,135
   Gain on sale of Net Profits
     Interests                              21,094              -
                                          --------       --------
                                          $996,166       $560,114

COSTS AND EXPENSES:
   Depletion of Net Profits
     Interests                            $144,209       $204,195
   General and administrative
     (Note 2)                               90,562         90,791
                                          --------       --------
                                          $234,771       $294,986
                                          --------       --------

NET INCOME                                $761,395       $265,128
                                          ========       ========
GENERAL PARTNER - NET INCOME              $ 43,007       $ 21,217
                                          ========       ========
LIMITED PARTNERS - NET INCOME             $718,388       $243,911
                                          ========       ========
NET INCOME per unit                       $   5.02       $   1.71
                                          ========       ========
UNITS OUTSTANDING                          143,041        143,041
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                          2000            1999
                                        ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $761,395         $265,128
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depletion of Net Profits
       Interests                         144,209          204,195
     Gain on sale of Net Profits
       Interests                       (  21,094)               -
     Increase in accounts receivable -
        Net Profits                    ( 168,038)       (  27,346)
                                        --------         --------
Net cash provided by operating
   activities                           $716,472         $441,977
                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($ 38,134)       ($ 11,281)
   Proceeds from sale of Net Profits
     Interests                            22,658            1,491
                                        --------         --------
Net cash used by investing activities  ($ 15,476)       ($  9,790)
                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($674,665)       ($511,794)
                                        --------         --------
Net cash used by financing activities  ($674,665)       ($511,794)
                                        --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                     $ 26,331        ($ 79,607)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   339,386          300,324
                                        --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $365,717         $220,717
                                        ========         ========


         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2000, combined statements of operations for the three and six months ended June 30, 2000 and 1999, and combined statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2000, the combined results of operations for the three and six months ended June 30, 2000 and 1999, and the combined cash flows for the six months ended June 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              P-1                $1,579              $28,440
              P-2                 1,455               23,709
              P-3                 1,991               44,640
              P-4                 1,699               33,240
              P-5                 1,648               31,170
              P-6                 1,812               37,641

      During the six months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              P-1               $11,772              $56,880
              P-2                 9,931               47,418
              P-3                17,963               89,280
              P-4                13,581               66,480
              P-5                12,820               62,340
              P-6                15,280               75,282

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The P-5 Partnership's Statement of Cash Flows for the six months ended June 30, 2000 includes proceeds from the sale of oil and gas properties during the six months ended June 30, 2000. These proceeds will be included in the Partnership's cash distributions to be paid in August 2000.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $293,033       $198,189
      Barrels produced                        4,751          6,370
      Mcf produced                           71,744         84,519
      Average price/Bbl                    $  28.20       $  14.98
      Average price/Mcf                    $   3.05       $   1.78

      As shown in the table above, total Net Profits increased $94,844 (47.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $63,000 and $91,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $24,000 and $23,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $12,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 1,619 barrels and 12,775 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) the P-1 Partnership's receipt of a decreased percentage of sales on two significant wells during the three months ended June 30, 2000 due to its overproduced gas balancing position in those wells and (ii) normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold, (ii) a positive prior period production tax adjustment on one significant well during the three months ended June 30, 2000, and (iii) a negative prior period production tax adjustment made by the operator on another significant well during the three months ended June 30, 1999. Average oil and gas prices increased to $28.20 per barrel and $3.05 per Mcf, respectively, for the three months ended June 30, 2000 from $14.98 per barrel and $1.78 per Mcf, respectively, for the three months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $17,573 (34.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 11.2% for the three months ended June 30, 2000 from 25.4% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $340 (1.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 10.2% for the three months ended June 30, 2000 from 15.3% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $583,666       $355,654
      Barrels produced                       10,483         13,796
      Mcf produced                          164,231        203,366
      Average price/Bbl                    $  27.72       $  12.42
      Average price/Mcf                    $   2.60       $   1.64

      As shown in the table above, total Net Profits increased $228,012 (64.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $160,000 and $158,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $41,000 and $64,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,313 barrels and 39,135 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period payout volume adjustments on two significant wells during the six months ended June 30, 1999 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period payout volume adjustment on one significant well during the six months ended June 30, 1999, (ii) the P-1 Partnership's receipt of a decreased percentage of sales on two significant wells during the six months ended June 30, 2000 due to its overproduced gas balancing position in those wells, and (iii) normal declines in production. The decrease in production expenses was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves, and
      (iii) a positive prior period lease operating expense adjustment on another significant well during the six months ended June 30, 1999. These decreases in production expenses were partially offset by an increase in production taxes associated with the increases in the average prices of oil and gas sold. Average oil and gas prices increased to $27.72 per barrel and $2.60 per Mcf, respectively, for the six months ended June 30, 2000 from $12.42 per barrel and $1.64 per Mcf, respectively, for the six months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $43,121 (36.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 12.7% for the six months ended June 30, 2000 from 33.0% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 11.8% for the six months ended June 30, 2000 from 19.3% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2000 were $12,324,558 or 114.04% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $249,167       $161,948
      Barrels produced                        3,342          4,545
      Mcf produced                           58,126         69,686
      Average price/Bbl                    $  28.17       $  14.93
      Average price/Mcf                    $   3.55       $   1.95

      As shown in the table above, total Net Profits increased $87,219 (53.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $44,000 and $93,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $18,000 and $22,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $10,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 1,203 barrels and 11,560 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) the

      P-2 Partnership's receipt of a decreased percentage of sales on two significant wells during the three months ended June 30, 2000 due to its overproduced gas balancing position in those wells and (ii) normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold, (ii) a positive prior period production tax adjustment on another significant well during the three months ended June 30, 2000, and (iii) a negative prior period production tax adjustment made by the operator on another significant well during the three months ended June 30, 1999. Average oil and gas prices increased to $28.17 per barrel and $3.55 per Mcf, respectively, for the three months ended June 30, 2000 from $14.93 per barrel and $1.95 per Mcf, respectively, for the three months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $14,395 (34.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 10.8% for the three months ended June 30, 2000 from 25.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 10.1% for the three months ended June 30, 2000 from 15.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                        Six months Ended June 30,
                                        -------------------------
                                            2000           1999
                                          --------       --------
      Net Profits                         $438,395       $282,253
      Barrels produced                       7,361          9,887
      Mcf produced                         131,346        164,628
      Average price/Bbl                   $  27.71       $  12.42
      Average price/Mcf                   $   2.63       $   1.71

      As shown in the table above, total Net Profits increased $156,142 (55.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $113,000 and $121,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $31,000 and $57,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,526 barrels and 33,282 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period payout volume adjustments on two significant wells during the six months ended June 30, 1999 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period payout volume adjustment on one significant well during the six months ended June 30, 1999, (ii) the P-2 Partnership's receipt of a decreased percentage of sales on two significant wells during the six months ended June 30, 2000 due to its overproduced gas balancing position in those wells, and (iii) normal declines in production. The decrease in production expenses was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred during the six months ended June 30, 1999 on one significant well in order to improve the recovery of reserves, and (iii) a positive prior period lease operating expense adjustment made by the operator on another significant well during the six months ended June 30, 1999. These decreases in production expenses were partially offset by an increase in production taxes associated with the increases in the average prices of oil and gas sold. Average oil and gas prices increased to $27.71 per barrel and $2.63 per Mcf, respectively, for the six months ended June 30, 2000 from $12.42 per barrel and $1.71 per Mcf, respectively, for the six months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $35,000 (36.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 13.8% for the six months ended June 30, 2000 from 33.9% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 13.1% for the six months ended June 30, 2000 from 20.2% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2000  were  $9,387,561  or  104.20%  of  the  Limited   Partners'  capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $472,733       $306,585
      Barrels produced                        6,181          8,483
      Mcf produced                          108,613        132,329
      Average price/Bbl                    $  28.17       $  14.88
      Average price/Mcf                    $   3.64       $   1.95

      As shown in the table above, total Net Profits increased $166,148 (54.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $82,000 and $183,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $34,000 and $46,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $19,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 2,302 barrels and 23,716 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) the P-3 Partnership's receipt of a decreased percentage of sales on two significant wells during the three months ended June 30, 2000 due to its overproduced gas balancing position in those wells and (ii) normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold, (ii) a positive prior period production tax adjustment on one significant well during the three months ended June 30, 2000, and (iii) a negative prior period production tax adjustment made by the operator on another significant well during the three months ended June 30, 1999. Average oil and gas prices increased to $28.17 per barrel and $3.64 per Mcf, respectively, for the three months ended June 30, 2000 from $14.88 per barrel and $1.95 per Mcf, respectively, for the three months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $28,154 (36.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 10.6% for the three months ended June 30, 2000 from 25.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $912 (1.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 9.9% for the three months ended June 30, 2000 from 15.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      The P-3 Partnership achieved payout during the three months ended June 30, 2000. After payout, operations and revenues for the P-3 Partnership have been and will be allocated using the after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $812,507       $529,764
      Barrels produced                       13,612         18,350
      Mcf produced                          245,207        309,312
      Average price/Bbl                    $  27.71       $  12.41
      Average price/Mcf                    $   2.62       $   1.71

      As shown in the table above, total Net Profits increased $282,743 (53.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $208,000 and $223,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $58,000 and $110,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,738 barrels and 64,105 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period payout volume adjustments on two significant wells during the six months ended June 30, 1999 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period payout volume adjustment on one significant well during the six months ended June 30, 1999, (ii) the P-3 Partnership's receipt of a decreased percentage of sales on two significant wells during the six months ended June 30, 2000 due to its overproduced gas balancing position in those wells, and (iii) normal declines in production. The decrease in production expenses was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred during the six months ended June 30, 1999 on one significant well in order to improve the recovery of reserves, and (iii) a positive prior period lease operating expense adjustment made by the operator on another significant well during the six months ended June 30, 1999. These decreases in production expenses were partially offset by an increase in production taxes associated with the increases in the average prices of oil and gas sold. Average oil and gas prices increased to $27.71 per barrel and $2.62 per Mcf, respectively, for the six months ended June 30, 2000 from $12.41 per barrel and $1.71 per Mcf, respectively, for the six months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $66,720 (37.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 13.8% for the six months ended June 30, 2000 from 33.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 13.2% for the six months ended June 30, 2000 from 20.3% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      The P-3 Partnership achieved payout during the six months ended June 30, 2000. After payout, operations and revenues for the P-3 Partnership have been and will be allocated using the after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      Cumulative cash distributions to the Limited Partners through June 30, 2000 were $17,011,401 or 100.28% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $327,858       $201,247
      Barrels produced                        4,818          4,444
      Mcf produced                           85,597         89,014
      Average price/Bbl                    $  30.13       $  15.05
      Average price/Mcf                    $   3.49       $   2.21

      As shown in the table above, total Net Profits increased $126,611 (62.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $73,000 and $110,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $54,000 related to an increase in production expenses. Volumes of oil sold increased 374 barrels, while volumes of gas sold decreased 3,417 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold and (ii) workover expenses incurred during the three months ended June 30, 2000 on two significant wells in order to improve the recovery of reserves. Average oil and gas prices increased to $30.13 per barrel and $3.49 per Mcf, respectively, for the three months ended June 30, 2000 from $15.05 per barrel and $2.21 per Mcf, respectively, for the three months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $9,330 (17.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 13.7% for the three months ended June 30, 2000 from 27.0% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 10.7% for the three months ended June 30, 2000 from 17.4% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $542,758       $330,628
      Barrels produced                       10,968          9,077
      Mcf produced                          163,300        188,634
      Average price/Bbl                    $  28.21       $  12.93
      Average price/Mcf                    $   2.81       $   1.92

      As shown in the table above, total Net Profits increased $212,130 (64.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $168,000 and $144,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $25,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $76,000 related to an increase in production expenses and (ii) $49,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,891 barrels, while volumes of gas sold decreased 25,334 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in volumes of oil sold was primarily due to increased production on two wells following successful workovers completed during late 1999. The decrease in volumes of gas sold was primarily due to normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold and (ii) workover expenses incurred during the six months ended June 30, 2000 on two significant wells in order to improve the recovery of reserves. Average oil and gas prices increased to $28.21 per barrel and $2.81 per Mcf, respectively, for the six months ended June 30, 2000 from $12.93 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $24,138 (21.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decrease in volumes of gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 16.6% for the six months ended June 30, 2000 from 34.6% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 14.8% for the six months ended June 30, 2000 from 24.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2000 were $12,945,945 or 102.50% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $298,226       $199,402
      Barrels produced                        1,528          2,396
      Mcf produced                          100,891        115,648
      Average price/Bbl                    $  27.25       $  15.29
      Average price/Mcf                    $   3.26       $   1.89

      As shown in the table above, total Net Profits increased $98,824 (49.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $18,000 and $139,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $13,000 and $28,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $17,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 868 barrels and 14,757 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) a positive prior period payout volume adjustment during the three months ended June 30, 1999 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2000 and (ii) normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold, (ii) workover expenses incurred during the three months ended June 30, 2000 on one significant well in order to improve the recovery of reserves, and (iii) an increase in repair and maintenance expenses incurred on another significant well during the three months ended June 30, 2000. Average oil and gas prices increased to $27.25 per barrel and $3.26 per Mcf, respectively, for the three months ended June 30, 2000 from $15.29 per barrel and $1.89 per Mcf, respectively, for the three months ended June 30, 1999.

      The P-5 Partnership sold certain Net Profits Interests during the three months ended June 30, 2000 and recognized a gain of $49,040 on such sales. No such sales of Net Profits Interests occurred during the three months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $18,190 (35.3%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 11.2% for the three months ended June 30, 2000 from 25.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 11.0% for the three months ended June 30, 2000 from 16.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         ------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $536,779       $343,845
      Barrels produced                        3,218          3,961
      Mcf produced                          220,360        240,919
      Average price/Bbl                    $  27.80       $  13.79
      Average price/Mcf                    $   2.76       $   1.68

      As shown in the table above, total Net Profits increased $192,934 (56.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $45,000 and $239,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $35,000 related to a decrease in volumes of gas sold and
      (ii) $46,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 743 barrels and 20,559 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) a positive prior period payout volume adjustment during the six months ended June 30, 1999 and (ii) normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold, (ii) the timing of payment of ad valorem taxes on three significant wells, and (iii) workover expenses incurred during the six months ended June 30, 2000 on one significant well in order to improve the recovery of reserves. Average oil and gas prices increased to $27.80 per barrel and $2.76 per Mcf, respectively, for the six months ended June 30, 2000 from $13.79 per barrel and $1.68 per Mcf, respectively, for the six months ended June 30, 1999.

      The P-5 Partnership sold certain Net Profits Interests during the six months ended June 30, 2000 and recognized a gain of $49,040 on such sales. No such sales of Net Profits Interests occurred during the six months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $32,291 (30.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 13.5% for the six months ended June 30, 2000 from 30.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 14.0% for the six months ended June 30, 2000 from 21.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2000  were  $8,335,759  or  70.37%  of  the  Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $512,237       $348,435
      Barrels produced                        3,473          6,524
      Mcf produced                          172,886        207,505
      Average price/Bbl                    $  29.04       $  13.61
      Average price/Mcf                    $   3.25       $   1.91

      As shown in the table above, total Net Profits increased $163,802 (47.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $54,000 and $233,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $42,000 and $66,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,051 barrels and 34,619 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) sporadic oil sales in 2000 on several wells in one field, (ii) a positive prior period payout volume adjustment on one significant well during the three months ended June 30, 1999, and (iii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2000 and (ii) normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold and (ii)
      an increase in repair and maintenance expenses incurred on three significant wells during the three months ended June 30, 2000. Average oil and gas prices increased to $29.04 per barrel and $3.25 per Mcf, respectively, for the three months ended June 30, 2000 from $13.61 per barrel and $1.91 per Mcf, respectively, for the three months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $36,875 (36.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 12.5% for the three months ended June 30, 2000 from 29.0% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $838 (2.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 7.7% for the three months ended June 30, 2000 from 11.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           --------       --------
      Net Profits                          $967,297       $555,979
      Barrels produced                        7,676          9,238
      Mcf produced                          388,747        442,608
      Average price/Bbl                    $  27.82       $  12.77
      Average price/Mcf                    $   2.80       $   1.65

      As shown in the table above, total Net Profits increased $411,318 (74.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $116,000 and $447,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $89,000 related to a decrease in volumes of gas sold and
      (ii) $42,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 1,562 barrels and 53,861 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June
      30, 1999. The decrease in volumes of oil sold was primarily due to (i) sporadic oil sales in 2000 on several wells in one field, (ii) a positive prior period payout related volume adjustment made by the operator on one significant well during the six months ended June 30, 1999, and (iii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2000 and (ii) normal declines in production. The increase in production expenses was primarily due to
      (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold, (ii) the timing of payment of ad valorem taxes on two significant wells, and (iii) an increase in repair and maintenance expenses incurred on three significant wells during the six months ended June 30, 2000. Average oil and gas prices increased to $27.82 per barrel and $2.80 per Mcf, respectively, for the six months ended June 30, 2000 from $12.77 per barrel and $1.65 per Mcf, respectively, for the six months ended June 30, 1999.

      Depletion of Net Profits Interests decreased $59,986 (29.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 14.9% for the six months ended June 30, 2000 from 36.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of Net Profits, these expenses decreased to 9.4% for the six months ended June 30, 2000 from 16.3% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2000  were  $11,432,248  or  79.92%  of  the  Limited   Partners'  capital
      contributions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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

                                  (Registrant)

                               BY:  GEODYNE RESOURCES, INC.

                                    General Partner


Date:  August 14, 2000         By:      /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  August 14, 2000         By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.