Form 10-Q
period 2000-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2000-11-13
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  277,069        $  182,743
   Accounts receivable:
      Net Profits                                244,038           167,901
                                              ----------        ----------
        Total current assets                  $  521,107        $  350,644

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 913,247         1,003,826
                                              ----------        ----------
                                              $1,434,354        $1,354,470
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   67,812)      ($   77,417)
   Limited Partners, issued and
      outstanding, 108,074 units               1,502,166         1,431,887
                                              ----------        ----------
        Total Partners' capital               $1,434,354        $1,354,470
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Net Profits                                  $312,575          $229,741
   Interest income                                 2,812             1,119
   Gain on sale of Net Profits
      Interests                                   23,453                 -
                                                --------          --------
                                                $338,840          $230,860

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 32,165          $ 43,410
   General and administrative
      (Note 2)                                    31,296            29,901
                                                --------          --------
                                                $ 63,461          $ 73,311
                                                --------          --------

NET INCOME                                      $275,379          $157,549
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 30,152          $ 19,550
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $245,227          $137,999
                                                ========          ========
NET INCOME per unit                             $   2.27          $   1.28
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000              1999
                                                --------          --------

REVENUES:
   Net Profits                                  $896,241          $585,395
   Interest income                                 7,152             3,063
   Gain on sale of Net Profits
      Interests                                   36,401               698
                                                --------          --------
                                                $939,794          $589,156

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $106,361          $160,727
   General and administrative
      (Note 2)                                    99,948            98,421
                                                --------          --------
                                                $206,309          $259,148
                                                --------          --------

NET INCOME                                      $733,485          $330,008
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 82,206          $ 47,160
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $651,279          $282,848
                                                ========          ========
NET INCOME per unit                             $   6.03          $   2.62
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $733,485          $330,008
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                106,361           160,727
      Gain on sale of Net Profits
        Interests                              (  36,401)        (     698)
      Increase in accounts receivable -
        Net Profits                            (  76,137)        (  74,319)
                                                --------          --------
Net cash provided by operating
   activities                                   $727,308          $415,718
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 17,832)        ($ 10,863)
   Proceeds from sale of Net Profits
      Interests                                   38,451             2,858
                                                --------          --------
Net cash provided (used) by investing
   activities                                   $ 20,619         ($  8,005)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($653,601)        ($358,102)
                                                --------          --------
Net cash used by financing activities          ($653,601)        ($358,102)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 94,326          $ 49,611

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           182,743            99,454
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $277,069          $149,065
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  220,121       $  148,106
   Accounts receivable:
      Net Profits                                 195,680          135,136
                                               ----------       ----------
        Total current assets                   $  415,801       $  283,242

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  777,444          856,093
                                               ----------       ----------
                                               $1,193,245       $1,139,335
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   51,461)     ($   56,585)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,244,706        1,195,920
                                               ----------       ----------
        Total Partners' capital                $1,193,245       $1,139,335
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ---------          ---------

REVENUES:
   Net Profits                                 $249,058          $173,641
   Interest income                                2,170               942
   Gain on sale of Net Profits
      Interests                                  17,091                 -
                                               --------          --------
                                               $268,319          $174,583

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 27,032          $ 35,812
   General and administrative
      (Note 2)                                   26,219            24,932
                                               --------          --------
                                               $ 53,251          $ 60,744
                                               --------          --------

NET INCOME                                     $215,068          $113,839
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 23,723          $  7,078
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $191,345          $106,761
                                               ========          ========
NET INCOME per unit                            $   2.12          $   1.18
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ---------          ---------

REVENUES:
   Net Profits                                 $687,453          $455,894
   Interest income                                5,552             2,458
   Gain on sale of Net Profits
      Interests                                  26,051               652
                                               --------          --------
                                               $719,056          $459,004

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 87,584          $131,364
   General and administrative
      (Note 2)                                   83,568            82,061
                                               --------          --------
                                               $171,152          $213,425
                                               --------          --------

NET INCOME                                     $547,904          $245,579
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 62,118          $ 17,411
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $485,786          $228,168
                                               ========          ========
NET INCOME per unit                            $   5.39          $   2.53
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000               1999
                                                --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $547,904           $245,579
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 87,584            131,364
      Gain on sale of Net Profits
        Interests                              (  26,051)         (     652)
      Increase in accounts receivable -
        Net Profits                            (  60,544)         (  58,024)
                                                --------           --------
Net cash provided by operating
   activities                                   $548,893           $318,267
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 12,176)         ($  8,846)
   Proceeds from sale of Net Profits
      Interests                                   29,292              2,670
                                                --------           --------
Net cash provided (used) by investing
   activities                                   $ 17,116          ($  6,176)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($493,994)         ($265,417)
                                                --------           --------
Net cash used by financing activities          ($493,994)         ($265,417)
                                                --------           --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 72,015           $ 46,674

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           148,106             78,435
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $220,121           $125,109
                                                ========           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  409,203        $  284,040
   Accounts receivable:
      Net Profits                                365,337           251,484
                                              ----------        ----------
        Total current assets                  $  774,540        $  535,524

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,449,508         1,595,636
                                              ----------        ----------
                                              $2,224,048        $2,131,160
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   78,257)      ($  113,709)
   Limited Partners, issued and
      outstanding, 169,637 units               2,302,305         2,244,869
                                              ----------        ----------
        Total Partners' capital               $2,224,048        $2,131,160
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000             1999
                                                --------         ---------

REVENUES:
   Net Profits                                  $464,186          $322,339
   Interest income                                 4,235             1,866
   Gain on sale of Net Profits
      Interests                                   31,644                 -
                                                --------          --------
                                                $500,065          $324,205

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 50,181          $ 66,778
   General and administrative
      (Note 2)                                    48,514            46,938
                                                --------          --------
                                                $ 98,695          $113,716
                                                --------          --------

NET INCOME                                      $401,370          $210,489
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 44,230          $ 13,103
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $357,140          $197,386
                                                ========          ========
NET INCOME per unit                             $   2.11          $   1.16
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                   2000            1999
                                                ----------       ---------

REVENUES:
   Net Profits                                  $1,276,693        $852,103
   Interest income                                  11,009           4,856
   Gain on sale of Net Profits
      Interests                                     48,189           1,252
                                                ----------        --------
                                                $1,335,891        $858,211

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  162,410        $245,727
   General and administrative
      (Note 2)                                     155,757         154,359
                                                ----------        --------
                                                $  318,167        $400,086
                                                ----------        --------

NET INCOME                                      $1,017,724        $458,125
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $  100,932        $ 32,493
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $  916,792        $425,632
                                                ==========        ========
NET INCOME per unit                             $     5.41        $   2.51
                                                ==========        ========
UNITS OUTSTANDING                                  169,637         169,637
                                                ==========        ========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                   2000            1999
                                                ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,017,724        $458,125
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  162,410         245,727
      Gain on sale of Net Profits
        Interests                              (    48,189)      (   1,252)
      Increase in accounts receivable -
        Net Profits                            (   113,853)      ( 109,522)
                                                ----------        --------
Net cash provided by operating
   activities                                   $1,018,092        $593,078
                                                ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   22,468)      ($ 16,469)
   Proceeds from sale of Net Profits
      Interests                                     54,375           4,849
                                                ----------        --------
Net cash provided (used) by investing
   activities                                   $   31,907       ($ 11,620)
                                                ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  924,836)      ($493,596)
                                                ----------        --------
Net cash used by financing activities          ($  924,836)      ($493,596)
                                                ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  125,163        $ 87,862

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             284,040         146,246
                                                ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  409,203        $234,108
                                                ==========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  339,654        $  188,928
   Accounts receivable:
      Net Profits                                406,106           255,972
                                              ----------        ----------
        Total current assets                  $  745,760        $  444,900

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 738,094           892,659
                                              ----------        ----------
                                              $1,483,854        $1,337,559
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   66,856)      ($   80,321)
   Limited Partners, issued and
      outstanding, 126,306 units               1,550,710         1,417,880
                                              ----------        ----------
        Total Partners' capital               $1,483,854        $1,337,559
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000               1999
                                               ---------          --------

REVENUES:
   Net Profits                                  $426,208          $215,501
   Interest income                                 3,188             1,321
   Gain on sale of Net
      Profits Interests                            4,702                 -
                                                --------          --------
                                                $434,098          $216,822

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 49,206          $ 50,628
   General and administrative
      (Note 2)                                    36,303            34,958
                                                --------          --------
                                                $ 85,509          $ 85,586
                                                --------          --------

NET INCOME                                      $348,589          $131,236
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 38,968          $  8,521
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $309,621          $122,175
                                                ========          ========
NET INCOME per unit                             $   2.45          $    .97
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000               1999
                                               ---------          --------

REVENUES:
   Net Profits                                  $968,966          $546,129
   Interest income                                 7,715             3,190
   Gain on sale of Net
      Profits Interests                            5,225               410
                                                --------          --------
                                                $981,906          $549,729

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $139,323          $164,883
   General and administrative
      (Note 2)                                   116,364           114,567
                                                --------          --------
                                                $255,687          $279,450
                                                --------          --------

NET INCOME                                      $726,219          $270,279
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 84,389          $ 19,950
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $641,830          $250,329
                                                ========          ========
NET INCOME per unit                             $   5.08          $   1.98
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000            1999
                                                ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $726,219        $270,279
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                139,323         164,883
      Gain on sale of Net Profits
        Interests                              (   5,225)      (     410)
      Increase in accounts receivable -
        Net Profits                            ( 150,134)      (  62,745)
                                                --------        --------
Net cash provided by operating
   activities                                   $710,183        $372,007
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    594)      ($  6,102)
   Proceeds from sale of Net Profits
      Interests                                   21,061           5,080
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $ 20,467       ($  1,022)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($579,924)      ($301,661)
                                                --------        --------
Net cash used by financing activities          ($579,924)      ($301,661)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $150,726        $ 69,324

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           188,928         101,652
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $339,654        $170,976
                                                ========        ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  351,378       $  217,441
   Accounts receivable:
      Net Profits                                 307,727          180,909
                                               ----------       ----------
        Total current assets                   $  659,105       $  398,350

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  727,203          836,971
                                               ----------       ----------
                                               $1,386,308       $1,235,321
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   63,397)     ($   68,638)
   Limited Partners, issued and
      outstanding, 118,449 units                1,449,705        1,303,959
                                               ----------       ----------
        Total Partners' capital                $1,386,308       $1,235,321
                                               ==========       ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                  2000              1999
                                               ---------         ---------

REVENUES:
   Net Profits                                  $404,290          $230,347
   Interest income                                 3,796             1,554
                                                --------          --------
                                                $408,086          $231,901

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 39,905          $ 49,457
   General and administrative
      (Note 2)                                    34,101            32,777
                                                --------          --------
                                                $ 74,006          $ 82,234
                                                --------          --------

NET INCOME                                      $334,080          $149,667
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 18,110          $  9,384
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $315,970          $140,283
                                                ========          ========
NET INCOME per unit                             $   2.67          $   1.19
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========








         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                 2000              1999
                                               ---------         ---------

REVENUES:
   Net Profits                                  $941,069          $574,192
   Interest income                                 9,118             4,167
   Gain on sale of Net Profits
      Interests                                   49,040                 -
                                                --------          --------
                                                $999,227          $578,359

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $112,605          $154,448
   General and administrative
      (Note 2)                                   109,261           107,702
                                                --------          --------
                                                $221,866          $262,150
                                                --------          --------

NET INCOME                                      $777,361          $316,209
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 41,615          $ 21,780
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $735,746          $294,429
                                                ========          ========
NET INCOME per unit                             $   6.21          $   2.49
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000             1999
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $777,361        $316,209
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                112,605         154,448
      Gain on sale of Net Profits
        Interests                              (  49,040)              -
      Increase in accounts receivable -
        Net Profits                            ( 126,818)      (  40,267)
                                                --------        --------
Net cash provided by operating
   activities                                   $714,108        $430,390
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,837)      ($ 10,458)
   Proceeds from sale of Net Profits
      Interests                                   49,040               -
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $ 46,203       ($ 10,458)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($626,374)      ($399,110)
                                                --------        --------
Net cash used by financing activities          ($626,374)      ($399,110)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $133,937        $ 20,822

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           217,441         166,487
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $351,378        $187,309
                                                ========        ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  599,951       $  339,386
   Accounts receivable:
      Net Profits                                 399,380          177,661
                                               ----------       ----------
        Total current assets                   $  999,331       $  517,047

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,616,108        1,797,167
                                               ----------       ----------
                                               $2,615,439       $2,314,214
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   76,110)     ($   86,400)
   Limited Partners, issued and
      outstanding, 143,041 units                2,691,549        2,400,614
                                               ----------       ----------
        Total Partners' capital                $2,615,439       $2,314,214
                                               ==========       ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000             1999
                                                --------         ---------

REVENUES:
   Net Profits                                  $722,132          $440,245
   Interest income                                 5,857             2,362
                                                --------          --------
                                                $727,989          $442,607

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 79,141          $101,854
   General and administrative
      (Note 2)                                    41,038            39,578
                                                --------          --------
                                                $120,179          $141,432
                                                --------          --------

NET INCOME                                      $607,810          $301,175
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 33,263          $ 19,015
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $574,547          $282,160
                                                ========          ========
NET INCOME per unit                             $   4.02          $   1.97
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,689,429        $  996,224
   Interest income                                13,632             6,497
   Gain on sale of Net Profits
      Interests                                   21,094                 -
                                              ----------        ----------
                                              $1,724,155        $1,002,721

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  223,350        $  306,049
   General and administrative
      (Note 2)                                   131,600           130,369
                                              ----------        ----------
                                              $  354,950        $  436,418
                                              ----------        ----------

NET INCOME                                    $1,369,205        $  566,303
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   76,270        $   40,232
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,292,935        $  526,071
                                              ==========        ==========
NET INCOME per unit                           $     9.04        $     3.68
                                              ==========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                2000               1999
                                              ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,369,205          $566,303
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                223,350           306,049
      Gain on sale of Net Profits
        Interests                            (    21,094)                -
      Increase in accounts receivable -
         Net Profits                         (   221,719)        ( 122,947)
                                              ----------          --------
Net cash provided by operating
   activities                                 $1,349,742          $749,405
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   42,291)        ($ 11,281)
   Proceeds from sale of Net Profits
      Interests                                   21,094             1,491
                                              ----------          --------
Net cash used by investing activities        ($   21,197)        ($  9,790)
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,067,980)        ($728,794)
                                              ----------          --------
Net cash used by financing activities        ($1,067,980)        ($728,794)
                                              ----------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  260,565          $ 10,821

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           339,386           300,324
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  599,951          $311,145
                                              ==========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2000, combined statements of operations for the three and nine months ended September 30, 2000 and 1999, and combined statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2000, the combined results of operations for the three and nine months ended September 30, 2000 and 1999, and the combined cash flows for the nine months ended September 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                   $2,856                  $28,440
               P-2                    2,510                   23,709
               P-3                    3,874                   44,640
               P-4                    3,063                   33,240
               P-5                    2,931                   31,170
               P-6                    3,397                   37,641

      During the nine months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $14,628                 $ 85,320
               P-2                   12,441                   71,127
               P-3                   21,837                  133,920
               P-4                   16,644                   99,720
               P-5                   15,751                   93,510
               P-6                   18,677                  112,923

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $312,575         $229,741
      Barrels produced                               4,127            5,492
      Mcf produced                                  73,707           72,924
      Average price/Bbl                           $  28.42         $  21.48
      Average price/Mcf                           $   3.41         $   2.30

      As shown in the table above, total Net Profits increased $82,834 (36.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $29,000 and $82,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $29,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,365 barrels, while volumes of gas sold increased 783 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 1999 and
      (ii) normal declines in production. Average oil and gas prices increased to $28.42 per barrel and $3.41 per Mcf, respectively, for the three months ended September 30, 2000 from $21.48 per barrel and $2.30 per Mcf, respectively, for the three months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $11,245 (25.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of oil sold. As a percentage of Net Profits, this expense decreased to 10.3% for the three months ended September 30, 2000 from 18.9% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,395 (4.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 10.0% for the three months ended September 30, 2000 from 13.0% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $896,241         $585,395
      Barrels produced                              14,610           19,288
      Mcf produced                                 237,938          276,290
      Average price/Bbl                           $  27.92         $  15.00
      Average price/Mcf                           $   2.85         $   1.81

      As shown in the table above, total Net Profits increased $310,846 (53.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $189,000 and $248,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $70,000 and

      $69,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,678 barrels and 38,352 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 1999 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 1999, (ii) the P-1 Partnership's receipt of a decreased percentage of sales due to gas balancing on two significant wells during the nine months ended September 30, 2000, and (iii) normal declines in production. Average oil and gas prices increased to $27.92 per barrel and $2.85 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.00 per barrel and $1.81 per Mcf, respectively, for the nine months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $54,366 (33.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 11.9% for the nine months ended September 30, 2000 from 27.5% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,527 (1.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 11.2% for the nine months ended September 30, 2000 from 16.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2000 were $12,530,558 or 115.94% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $249,058         $173,641
      Barrels produced                               2,913            3,869
      Mcf produced                                  60,875           60,719
      Average price/Bbl                           $  28.45         $  21.55
      Average price/Mcf                           $   3.51         $   2.29

      As shown in the table above, total Net Profits increased $75,417 (43.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $20,000 and $74,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $21,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 956 barrels, while volumes of gas sold increased 156 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 1999 and (ii) normal declines in production. Average oil and gas prices increased to $28.45 per barrel and $3.51 per Mcf, respectively, for the three months ended September 30, 2000 from $21.55 per barrel and $2.29 per Mcf, respectively, for the three months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $8,780 (24.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of oil sold. As a percentage of Net Profits, this expense decreased to 10.9% for the three months ended September 30, 2000 from 20.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,287 (5.2%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 10.5% for the three months ended September 30, 2000 from 14.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000             1999
                                                 --------         --------
      Net Profits                                $687,453         $455,894
      Barrels produced                             10,274           13,756
      Mcf produced                                192,221          225,347
      Average price/Bbl                          $  27.92         $  14.99
      Average price/Mcf                          $   2.91         $   1.86

      As shown in the table above, total Net Profits increased $231,559 (50.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $133,000 and $200,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $52,000 and $62,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,482 barrels and 33,126 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 1999 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 1999,
      (ii) the P-2 Partnership's receipt of a decreased percentage of sales due to gas balancing on two significant wells during the nine months ended September 30, 2000, and (iii) normal declines in production. Average oil and gas prices increased to $27.92 per barrel and $2.91 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.99 per barrel and $1.86 per Mcf, respectively, for the nine months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $43,780 (33.3%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 12.7% for the nine months ended September 30, 2000 from 28.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,507 (1.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 12.2% for the nine months ended September 30, 2000 from 18.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2000 were $9,541,561 or 105.91% of the Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $464,186         $322,339
      Barrels produced                               5,385            7,152
      Mcf produced                                 113,848          113,597
      Average price/Bbl                           $  28.44         $  21.57
      Average price/Mcf                           $   3.51         $   2.29

      As shown in the table above, total Net Profits increased $141,847 (44.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $37,000 and $140,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $38,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,767 barrels, while volumes of gas sold increased 251 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 1999 and (ii) normal declines in production. Average oil and gas prices increased to $28.44 per barrel and $3.51 per Mcf, respectively, for the three months ended September 30, 2000 from $21.57 per barrel and $2.29 per Mcf, respectively, for the three months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $16,597 (24.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of oil sold. As a percentage of Net Profits, this expense decreased to 10.8% for the three months ended September 30, 2000 from 20.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,576 (3.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 10.5% for the three months ended September 30, 2000 from 14.6% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000              1999
                                                ----------         --------
      Net Profits                               $1,276,693         $852,103
      Barrels produced                              18,997           25,502
      Mcf produced                                 359,055          422,909
      Average price/Bbl                         $    27.92         $  14.98
      Average price/Mcf                         $     2.90         $   1.87

      As shown in the table above, total Net Profits increased $424,590 (49.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $246,000 and $372,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $97,000 and $119,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 6,505 barrels and 63,854 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 1999 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to
      (i) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 1999, (ii) the P-3 Partnership's receipt of a decreased percentage of sales due to gas balancing on two significant wells during the nine months ended September 30, 2000, and (iii) normal declines in production. Average oil and gas prices increased to $27.92 per barrel and $2.90 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.98 per barrel and $1.87 per Mcf, respectively, for the nine months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $83,317 (33.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 12.7% for the nine months ended September 30, 2000 from 28.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 12.2% for the nine months ended September 30, 2000 from 18.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      The P-3 Partnership achieved payout during the nine months ended September 30, 2000. After payout, operations and revenues for the P-3 Partnership have been and will be allocated using the after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of pre and post payout allocations of income and expense.

      Cumulative cash distributions to the Limited Partners through September 30, 2000 were $17,311,401 or 102.05% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $426,208         $215,501
      Barrels produced                               6,218            4,416
      Mcf produced                                  87,791           81,223
      Average price/Bbl                           $  29.33         $  20.10
      Average price/Mcf                           $   4.13         $   2.51

      As shown in the table above, total Net Profits increased $210,707 (97.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $57,000 and $143,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $36,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $42,000 related to an increase in production expenses. Volumes of oil and gas sold increased 1,802 barrels and 6,568 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase in volumes of oil sold was primarily due to increased production on two wells following successful workovers completed during late 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold and (ii) workover expenses incurred on two significant wells during the three months ended September 30, 2000. Average oil and gas prices increased to $29.33 per barrel and $4.13 per Mcf, respectively, for the three months ended September 30, 2000 from $20.10 per barrel and $2.51 per Mcf, respectively, for the three months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $1,422 (2.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of Net Profits, this expense decreased to 11.5% for the three months ended September 30, 2000 from 23.5% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,345 (3.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 8.5% for the three months ended September 30, 2000 from 16.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              ------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $968,966         $546,129
      Barrels produced                              17,186           13,493
      Mcf produced                                 251,091          269,857
      Average price/Bbl                           $  28.62         $  15.28
      Average price/Mcf                           $   3.27         $   2.10

      As shown in the table above, total Net Profits increased $422,837 (77.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $229,000 and $294,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $56,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $118,000 related to an increase in production expenses. Volumes of oil sold increased 3,693 barrels, while volumes of gas sold decreased 18,766 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in volumes of oil sold was primarily due to increased production on two wells following successful workovers completed during late 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold and (ii) workover expenses incurred on three significant wells during the nine months ended September 30, 2000. Average oil and gas prices increased to $28.62 per barrel and $3.27 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.28 per barrel and $2.10 per Mcf, respectively, for the nine months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $25,560 (15.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 14.4% for the nine months ended September 30, 2000 from 30.2% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,797 (1.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 12.0% for the nine months ended September 30, 2000 from 21.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2000 were $13,143,945 or 104.06% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $404,290         $230,347
      Barrels produced                               1,143            1,417
      Mcf produced                                 124,702          116,176
      Average price/Bbl                           $  31.93         $  21.56
      Average price/Mcf                           $   3.84         $   2.32

      As shown in the table above, total Net Profits increased $173,943 (75.5%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $190,000 was related to an increase in the average price of gas sold and approximately $20,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $42,000 related to an increase in production expenses. Volumes of oil sold decreased 274 barrels, while volumes of gas sold increased 8,526 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold,
      (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the three months ended September 30, 2000, and (iii) workover expenses incurred on one significant well during the three months ended September 30, 2000. Average oil and gas prices increased to $31.93 per barrel and $3.84 per Mcf, respectively, for the three months ended September 30, 2000 from $21.56 per barrel and $2.32 per Mcf, respectively, for the three months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $9,552 (19.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 9.9% for the three months ended September 30, 2000 from 21.5% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,324 (4.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 8.4% for the three months ended September 30, 2000 from 14.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $941,069         $574,192
      Barrels produced                               4,361            5,378
      Mcf produced                                 345,062          357,095
      Average price/Bbl                           $  28.89         $  15.84
      Average price/Mcf                           $   3.15         $   1.89

      As shown in the table above, total Net Profits increased $366,877 (63.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $57,000 and $437,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $88,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 1,017 barrels and 12,033 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increases in the average prices of oil and gas sold and (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2000. Average oil and gas prices increased to $28.89 per barrel and $3.15 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.84 per barrel and $1.89 per Mcf, respectively, for the nine months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $41,843 (27.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 12.0% for the nine months ended September 30, 2000 from 26.9% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,559 (1.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 11.6% for the nine months ended September 30, 2000 from 18.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2000 were $8,567,759 or 72.33% of the Limited Partners' capital contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2000             1999
                                                  --------         --------
      Net Profits                                 $722,132         $440,245
      Barrels produced                               2,971            5,560
      Mcf produced                                 220,785          215,064
      Average price/Bbl                           $  27.52         $  19.42
      Average price/Mcf                           $   3.79         $   2.36

      As shown in the table above, total Net Profits increased $281,887 (64.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $318,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $50,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 2,589 barrels, while volumes of gas sold increased 5,721 Mcf for the three months ended September 30, 2000 as compared to the three months ended

      September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 1999, (ii) sporadic oil sales in 2000 on several wells in one field, and (iii) normal declines in production. Average oil and gas prices increased to $27.52 per barrel and $3.79 per Mcf, respectively, for the three months ended September 30, 2000 from $19.42 per barrel and $2.36 per Mcf, respectively, for the three months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $22,713 (22.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 11.0% for the three months ended September 30, 2000 from 23.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,460 (3.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 5.7% for the three months ended September 30, 2000 from 9.0% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2000            1999
                                                  ----------       --------
      Net Profits                                 $1,689,429       $996,224
      Barrels produced                                10,647         14,798
      Mcf produced                                   609,532        657,672
      Average price/Bbl                           $    27.74       $  15.27
      Average price/Mcf                           $     3.16       $   1.88

      As shown in the table above, total Net Profits increased $693,205 (69.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $133,000 and $780,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $91,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4,151 barrels and 48,140 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

      The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 1999, (ii) sporadic oil sales in 2000 on several wells in one field, and (iii) normal declines in production. Average oil and gas prices increased to $27.74 per barrel and $3.16 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.27 per barrel and $1.88 per Mcf, respectively, for the nine months ended September 30, 1999.

      Depletion of Net Profits Interests decreased $82,699 (27.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to the decreases in volumes of oil and gas sold and upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of Net Profits, this expense decreased to 13.2% for the nine months ended September 30, 2000 from 30.7% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of Net Profits, these expenses decreased to 7.8% for the nine months ended September 30, 2000 from 13.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2000 were $11,794,248 or 82.45% of the Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule containing summary financial information extracted from the P-1 Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.2 Financial Data Schedule containing summary financial information extracted from the P-2 Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.3 Financial Data Schedule containing summary financial information extracted from the P-3 Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.4 Financial Data Schedule containing summary financial information extracted from the P-4 Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.5 Financial Data Schedule containing summary financial information extracted from the P-5 Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.6 Financial Data Schedule containing summary financial information extracted from the P-6 Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2000            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2000            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-3's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-4's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-5's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.6 Financial Data Schedule containing summary financial information extracted from the Geodyne Institutional/Pension Energy Income Limited Partnership P-6's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.