Form 10-K405
period 2000-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2001-02-28
CIK 850427, 850428, 854066, 860744, 863832, 869801

FORM 10-K405
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

      DOCUMENTS INCORPORATED BY REFERENCE: None

                              FORM 10-K405
                            TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................21
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......21

PART II.....................................................................21
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......21
      ITEM 6.     SELECTED FINANCIAL DATA...................................24
      ITEM 7.     MANAGEMENT'S DISCUSSION AND  ANALYSIS OF  FINANCIAL  CONDITION
                  AND RESULTS OF OPERATIONS.................................31
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 47
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............. 47
      ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE ................................ 47

PART III................................................................... 48
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER.. 48
      ITEM 11.    EXECUTIVE COMPENSATION................................... 49
      ITEM 12.    SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS  AND
                  MANAGEMENT .............................................. 57
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........... 58

PART IV.................................................................... 60
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS  ON FORM
                  8-K ..................................................... 60
    SIGNATURES............................................................. 64

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment

Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning net profits and royalty interests in oil and gas properties located in the continental United States. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in producing properties ("Working Interests") which were acquired by affiliated oil and gas investment programs (the "Affiliated Programs"). Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs on those properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Annual Report, the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

      In order to prudently manage the properties which are burdened by the Partnerships' Net Profits Interests, it may be appropriate for drilling operations to be conducted on such properties. Since the Partnerships' Net Profits are calculated after considering such costs, the Partnerships also indirectly engage in development drilling.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

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


      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.24 per Mcf at December 31, 1999 to approximately $6.03 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $27.52 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is possible that average oil and gas prices for the near future may be somewhat higher than the prices experienced over the past 10 years.



      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2000:

   Partnership               Customer                       Percentage
   -----------       ------------------------               ----------

       P-1           El Paso Energy Marketing
                       Company ("El Paso")                       20.6%
                     Oneok Gas Marketing Company                 11.0%
                     Chevron U.S.A., Inc.
                       ("Chevron")                               10.5%


       P-2           El Paso                                     20.7%


       P-3           El Paso                                     20.7%


       P-4           El Paso                                     26.2%
                     Valero Industrial Gas LP                    23.7%
                     Phibro Energy, Inc.                         22.8%


       P-5           El Paso                                     76.0%

       P-6           El Paso                                     35.8%
                     HPL Resources Company                       15.2%
                     Tejas Gas Marketing
                       Company                                   15.2%

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

ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 2000.

                  P/ship              Number of Wells(1)
                  ------          --------------------------
                                 Total         Oil        Gas
                                 -----        -----      -----

                   P-1            824          655        169
                   P-2            866          677        189
                   P-3            866          677        189
                   P-4            169           79         90
                   P-5             70           22         48
                   P-6            116           34         82

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During 2000 the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.

                                     Revenue
P/ship    Well Name          County     St.   Interest   Type    Status
------   ------------       ---------   ---   --------   ----   ---------

 P-1     Wolfe No. 7         Winkler    TX     .00479     Oil   Producing
 P-2     Wolfe No. 7         Winkler    TX     .00327     Oil   Producing
 P-3     Wolfe No. 7         Winkler    TX     .00603     Oil   Producing
 P-4     D.D. Hachar No. 36  Webb       TX     .02454     Gas   Producing

The P-5 and P-6 Partnerships did not participate in any drilling activities during 2000.

      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data

                                P-1 Partnership
                                ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        17,814         24,737         26,676
      Gas (Mcf)                        304,477        357,439        321,426

   Oil and gas sales(1):
      Oil                           $  497,691     $  412,946     $  357,439
      Gas                            1,011,219        665,565        585,775
                                     ---------      ---------      ---------
         Total                      $1,508,910     $1,078,511     $  943,214
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $27.94         $16.69         $13.40
      Per Mcf of gas                      3.32           1.86           1.82

----------
(1) These amounts differ from the Net Profits included in the P-1 Partnership's financial statements because they do not reflect the offset of $258,325, $275,972, and $248,295, respectively, of production expenses incurred by the Affiliated Programs.

                               Net Production Data

                                 P-2 Partnership
                                 ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        12,518        17,583         18,652
      Gas (Mcf)                        246,666       289,443        266,232

   Oil and gas sales(1):
      Oil                           $  349,787     $ 293,110      $ 249,655
      Gas                              838,464       556,043        492,065
                                     ---------       -------        -------
         Total                      $1,188,251     $ 849,153      $ 741,720
                                     =========       =======        =======
   Average sales price:
      Per barrel of oil                 $27.94        $16.67         $13.38
      Per Mcf of gas                      3.40          1.92           1.85

----------
(1) These amounts differ from the Net Profits included in the P-2 Partnership's financial statements because they do not reflect the offset of $214,517, $230,263, and $203,535, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-3 Partnership
                                ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        23,146         32,552         34,533
      Gas (Mcf)                        460,861        543,312        496,649

   Oil and gas sales(1):
      Oil                           $  646,749     $  542,233     $  462,244
      Gas                            1,566,811      1,044,195        919,875
                                     ---------      ---------      ---------
         Total                      $2,213,560     $1,586,428     $1,382,119
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $27.94         $16.66         $13.39
      Per Mcf of gas                      3.40           1.92           1.85

----------
(1) These amounts differ from the Net Profits included in the P-3 Partnership's financial statements because they do not reflect the offset of $402,262, $430,614, and $384,655, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-4 Partnership
                                ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        23,482         17,505         16,783
      Gas (Mcf)                        339,221        338,882        370,975

   Oil and gas sales(1):
      Oil                           $  684,104     $  295,745     $  210,592
      Gas                            1,331,225        746,206        797,041
                                     ---------      ---------      ---------
         Total                      $2,015,329     $1,041,951     $1,007,633
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $29.13         $16.89         $12.55
      Per Mcf of gas                      3.92           2.20           2.15

----------
(1) These amounts differ from the Net Profits included in the P-4 Partnership's financial statements because they do not reflect the offset of $419,053, $295,097, and $273,107, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-5 Partnership
                                ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         5,827          6,858          6,315
      Gas (Mcf)                        495,141        464,917        552,109

   Oil and gas sales(1):
      Oil                           $  170,821     $  117,808     $   88,408
      Gas                            1,741,689        922,397      1,030,105
                                     ---------      ---------      ---------
         Total                      $1,912,510     $1,040,205     $1,118,513
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $29.32         $17.18         $14.00
      Per Mcf of gas                      3.52           1.98           1.87

----------
(1) These amounts differ from the Net Profits included in the P-5 Partnership's financial statements because they do not reflect the offset of $478,767, $183,763, and $291,437, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-6 Partnership
                                ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        14,022         17,227         19,139
      Gas (Mcf)                        809,428        909,561        948,078

   Oil and gas sales(1):
      Oil                           $  394,656     $  280,628     $  280,141
      Gas                            2,934,211      1,765,886      1,737,876
                                     ---------      ---------      ---------
         Total                      $3,328,867     $2,046,514     $2,018,017
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $28.15         $16.29         $14.64
      Per Mcf of gas                      3.63           1.94           1.83

----------
(1) These amounts differ from the Net Profits included in the P-6 Partnership's financial statements because they do not reflect the offset of $860,708, $705,730, and $777,917, respectively, of production expenses incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves as well as the value placed on said reserves to be substantially higher than in the past several years, particularly considering the impact of depletion from production over the years. Any decrease in these prices will result in a corresponding reduction in the estimate of remaining reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2000 will actually be realized for such production. The General Partner believes that it is unlikely that prices will remain at their current high levels.

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

                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves

                           As of December 31, 2000(1)
P-1 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  1,826,065
      Oil and liquids (Bbls)                                       188,906

   Net present value (discounted at 10% per annum)             $ 7,940,729


P-2 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  1,640,401
      Oil and liquids (Bbls)                                       136,670

   Net present value (discounted at 10% per annum)             $ 6,594,893


P-3 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,080,745
      Oil and liquids (Bbls)                                       252,875

   Net present value (discounted at 10% per annum)             $12,321,552


P-4 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,400,809
      Oil and liquids (Bbls)                                        64,699

   Net present value (discounted at 10% per annum)             $ 9,163,620


P-5 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,385,944
      Oil and liquids (Bbls)                                        33,412

   Net present value (discounted at 10% per annum)             $ 7,855,834

P-6 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  4,195,462
      Oil and liquids (Bbls)                                       113,104

   Net present value (discounted at 10% per annum)             $13,547,417

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

Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2000:

                                     Operated Wells
                            --------------------------------
                           Partnership      Number     Percent
                           -----------      ------     -------
                              P-1             24          1%
                              P-2             45          2%
                              P-3             45          2%
                              P-4             15          7%
                              P-5             77         29%
                              P-6            109         35%

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

                 Significant Properties as of December 31, 2000
                 -----------------------------------------------

                               Wells
                            Operated by
                             Affiliates      Oil         Gas
                   Total     -----------   Reserves    Reserves       Present
Basin              Wells     Number %(1)    (Bbl)       (Mcf)          Value
-----------        -----     ------ ----   --------    ---------    ----------
P-1 P/ship:
  Permian          2259         2      -   177,689      740,852    $4,472,812
  Anadarko           58        18     31%    2,009    1,026,735     3,267,971

P-2 P/ship:
  Permian          2259         2      -   121,517      510,516    $3,071,309
  Anadarko           58        18     31%    1,788      845,737     2,690,972

P-3 P/ship:
  Permian          2259         2      -   223,957      941,816    $5,664,670
  Anadarko           58        18     31%    3,346    1,575,134     5,012,282
  South. Ok.
   Folded Belt       26        21     81%   13,321      408,974     1,192,767

P-4 P/ship:
  Gulf Coast         85         4      5%   51,808    1,048,869    $4,706,605
  Anadarko           38         9     24%    2,843      934,504     3,004,803

P-5 P/ship:
  Anadarko           86        24     28%    5,880    1,680,390    $5,337,799
  South. Ok.
   Folded Belt       19         -      -    18,779      368,517     1,399,819
  Permian            63        26     41%    8,607      285,272       909,849

P-6 P/ship:
  Anadarko           86        24     28%    3,944    1,599,959    $5,049,660
  East Texas          4         3     75%    2,864      973,879     2,675,520
  Gulf Coast         12         1      8%    8,117      717,208     2,546,777
  South. Ok.
   Folded Belt       32        14     31%   80,121      206,208     1,739,700
-------------------------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnership.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2000.


PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2001, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                                Number of         Limited
              Partnership         Units           Partners
              -----------       ---------         --------

                 P-1             108,074             786
                 P-2              90,094             520
                 P-3             169,637           1,325
                 P-4             126,306             896
                 P-5             118,449             972
                 P-6             143,041             742


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


                            Repurchase Offer Prices
                            -----------------------

                      1999                         2000                 2001
            -------------------------     -------------------------     ----
            1st    2nd    3rd    4th      1st     2nd    3rd   4th      1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.     Qtr.
------      ----   ----   ----   ----     ----    ----   ----  ----     ----

 P-1        $17    $16    $20    $19      $17     $15    $22   $19      $17
 P-2         18     17     20     19       17      15     21    19       16
 P-3         18     17     20     19       17      15     21    19       17
 P-4         14     14     14     13       12      11     16    14       10
 P-5         11     10     13     11       10       8     17    14       11
 P-6         18     17     20     18       15      13     24    20       15

      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

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

      The following is a summary of cash distributions paid to the Limited Partners during 1999 and 2000 and the first quarter of 2001:

                      Cash Distributions
                      ------------------

                              1999
            -----------------------------------------------
              1st           2nd          3rd          4th
   P/ship   Quarter       Quarter    Quarter        Quarter
   ------   -------       -------    -------        -------
    P-1      $0.92         $0.97        $1.05        $1.38
    P-2       0.87          0.91         1.07         1.39
    P-3       0.85          0.90         1.06         1.36
    P-4       0.69          0.74         0.87         1.24
    P-5       1.23          0.97         1.06         1.40
    P-6       2.08          1.35         1.52         2.15

                              2000                                  2001
            -----------------------------------------------       -------
              1st           2nd          3rd          4th           1st
   P/ship   Quarter       Quarter    Quarter        Quarter       Quarter
   ------   -------       -------    -------        -------       -------
    P-1      $1.67         $1.80        $1.91        $2.54         $2.60
    P-2       1.51          1.63         1.71         2.41          2.44
    P-3       1.51          1.70         1.77         2.38          2.42
    P-4       1.09          1.37         1.57         2.57          3.35
    P-5       1.53          1.49         1.96         2.66          3.60
    P-6       2.34          2.13         2.53         4.17          4.79

ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                          2000            1999              1998             1997            1996
                                      ------------    ------------      ------------     ------------    ------------

Net Profits                            $1,250,585      $  802,539        $  694,919       $1,064,105        $1,191,311
Net Income:
   Limited Partners                       945,012         443,201           760,585          106,676           773,173
   General Partner                        116,609          65,862            60,539           54,016            53,849
   Total                                1,061,621         509,063           821,124          160,692           827,022
Limited Partners' Net
   Income per Unit                           8.74            4.10              7.04              .99              7.15
Limited Partners' Cash
   Distributions per Unit                    7.92            4.32             13.59            11.43              9.41
Total Assets                            1,457,182       1,354,470         1,372,787        2,076,686         3,230,759
Partners' Capital (Deficit)
   Limited Partners                     1,521,899       1,431,887         1,455,686        2,164,101         3,293,425
   General Partner                    (    64,717)    (    77,417)      (    82,899)     (    87,415)      (    62,666)
Number of Units
   Outstanding                            108,074         108,074           108,074          108,074           108,074





                                                 Selected Financial Data

                                                     P-2 Partnership
                                                     ---------------


                                       2000              1999              1998              1997            1996
                                   ------------      ------------      ------------      ------------    ------------
Net Profits                         $  973,734        $  618,890        $  538,185        $  836,494      $  911,429
Net Income:
   Limited Partners                    721,586           333,537           545,193            45,213         551,248
   General Partner                      89,569            31,057            36,137            41,244          40,232
   Total                               811,155           364,594           581,330            86,457         591,480
Limited Partners' Net
   Income per Unit                        8.01              3.70              6.05               .50            6.12
Limited Partners' Cash
   Distributions per Unit                 7.26              4.24             11.78             10.86            8.42
Total Assets                         1,215,028         1,139,335         1,172,679         1,686,752       2,635,549
Partners' Capital (Deficit)
   Limited Partners                  1,263,506         1,195,920         1,243,383         1,759,190       2,692,977
   General Partner                 (    48,478)      (    56,585)      (    70,704)      (    72,438)   (    57,428)
Number of Units
   Outstanding                          90,094            90,094            90,094            90,094          90,094



                                                 Selected Financial Data

                                                     P-3 Partnership
                                                     ---------------

                                       2000              1999              1998            1997            1996
                                   ------------      ------------      ------------    ------------    ------------
Net Profits                         $1,811,298        $1,155,814        $  997,464      $1,559,975       $1,706,259
Net Income:
   Limited Partners                  1,356,720           635,523         1,009,546          30,632        1,024,694
   General Partner                     152,174            45,011            66,787          76,414           75,192
   Total                             1,508,894           680,534         1,076,333         107,046        1,099,886
Limited Partners' Net
   Income per Unit                        8.00              3.75              5.95             .18             6.04
Limited Partners' Cash
   Distributions per
   Unit                                   7.36              4.17             11.60           10.81             8.21
Total Assets                         2,265,592         2,131,160         2,183,351       3,136,542        4,968,083
Partners' Capital
   (Deficit)
   Limited Partners                  2,352,589         2,244,869         2,316,346       3,273,800        5,075,168
   General Partner                 (    86,997)      (   113,709)      (   132,995)    (   137,258)       (107,085)
Number of Units
   Outstanding                         169,637           169,637           169,637         169,637          169,637






                                                 Selected Financial Data

                                                     P-4 Partnership
                                                     ---------------


                                          2000              1999            1998             1997             1996
                                      ------------      ------------    ------------     ------------     ------------
Net Profits                            $1,596,276        $  746,854      $  734,526       $1,290,780        $1,373,635
Net Income:
   Limited Partners                     1,187,175           367,583         357,206           52,241           584,825
   General Partner                        143,717            36,289          27,697           49,097            52,931
   Total                                1,330,892           403,872         384,903          101,338           637,756
Limited Partners' Net
   Income per Unit                           9.40              2.91            2.83              .41              4.63
Limited Partners' Cash
   Distributions per Unit                    6.60              3.54            6.19            11.84              9.62
Total Assets                            1,716,358         1,337,559       1,403,444        1,827,292         3,283,477
Partners' Capital (Deficit)
   Limited Partners                     1,771,055         1,417,880       1,497,297        1,922,091         3,364,850
   General Partner                    (    54,697)      (    80,321)    (    93,853)     (    94,799)      (    81,373)
Number of Units
   Outstanding                            126,306           126,306         126,306          126,306           126,306



                                                 Selected Financial Data

                                                     P-5 Partnership
                                                     ---------------


                                          2000              1999             1998              1997            1996
                                      ------------      ------------     -----------       ------------   ------------
Net Profits                            $1,433,743        $  856,442      $  827,076       $1,000,125        $1,112,631
Net Income:
   Limited Partners                     1,184,263           519,222         710,547      (   355,086)          593,334
   General Partner                         64,906            34,149          48,790           34,199            46,364
   Total                                1,249,169           553,371         759,337      (   320,887)          639,698
Limited Partners' Net
   Income per Unit                          10.00              4.38            6.00      (      3.00)             5.01
Limited Partners' Cash
   Distributions per Unit                    7.64              4.66            9.04             8.45              6.87
Total Assets                            1,522,340         1,235,321       1,257,489        1,621,507         2,993,188
Partners' Capital (Deficit)
   Limited Partners                     1,583,222         1,303,959       1,336,737        1,696,190         3,053,276
   General Partner                    (    60,882)      (    68,638)    (    79,248)     (    74,683)      (    60,088)
Number of Units
   Outstanding                            118,449           118,449         118,449          118,449           118,449




                                                 Selected Financial Data

                                                     P-6 Partnership
                                                     ---------------


                                        2000              1999             1998             1997             1996
                                    ------------      ------------     ------------     ------------     ------------
Net Profits                          $2,468,159        $1,340,784       $1,240,100       $1,793,685        $2,002,957
Net Income:
   Limited Partners                   1,897,956           796,190          739,792           97,934           996,385
   General Partner                      112,363            55,301           56,121           67,889            84,925
   Total                              2,010,319           851,491          795,913          165,823         1,081,310
Limited Partners' Net
   Income per Unit                        13.27              5.57             5.17              .68              6.97
Limited Partners' Cash
   Distributions per Unit                 11.17              7.10             9.29            11.62             10.07
Total Assets                          2,625,065         2,314,214        2,511,782        3,112,118         4,714,677
Partners' Capital (Deficit)
   Limited Partners                   2,700,570         2,400,614        2,618,424        3,208,632         4,773,698
   General Partner                  (    75,505)      (    86,400)     (   106,642)     (    96,514)      (    59,021)
Number of Units
   Outstanding                          143,041           143,041          143,041          143,041           143,041


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

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.24 per Mcf at December 31, 1999 to approximately $6.03 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $27.52 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is possible that average oil and gas prices for the near future may be somewhat higher than the prices experienced over the past 10 years.

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

      Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by the operator or purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of Net Profits Interests owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells in which a Net Profits Interest is owned.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnerships results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and for the year ended December 31, 1999 as compared to the year ended December 31, 1998.


                                P-1 Partnership
                                ---------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                    --------------------------------------

      Total Net Profits increased $448,046 (55.8%) in 2000 as compared to 1999. Of this increase, approximately $200,000 and $444,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $116,000 and $99,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 6,923 barrels and 52,962 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 1999. The decrease in volumes of gas sold was primarily due to (i) the P-1 Partnership's receipt of a decreased percentage of sales during 2000 due to gas balancing on two significant wells and (ii) normal declines in production. Average oil and gas prices increased to $27.94 per barrel and $3.32 per Mcf, respectively, in 2000 from $16.69 per barrel and $1.86 per Mcf, respectively, in 1999.

      Depletion of Net Profits Interests decreased $43,430 (25.3%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 10.2% in 2000 from 21.3% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General  and  administrative  expenses   increased  $2,286  (1.8%) in 2000
as compared to 1999. As a percentage of Net Profits, these expenses decreased to 10.4% in 2000 from 15.9% in 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2000 were $12,804,558 or 118.48% of the Limited Partners' capital contributions.


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


                                P-2 Partnership
                                ---------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                    --------------------------------------

      Total Net Profits increased $354,844 (57.3%) in 2000 as compared to 1999. Of this increase, approximately $141,000 and $365,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $84,000 and $82,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,065 barrels and 42,777 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 1999. The decrease in volumes of gas sold was primarily due to (i) the P-2 Partnership's receipt of a decreased percentage of sales during 2000 due to gas balancing on two significant wells and (ii) normal declines in production. Average oil and gas prices increased to $27.94 per barrel and $3.40 per Mcf, respectively, in 2000 from $16.67 per barrel and $1.92 per Mcf, respectively, in 1999.

      Depletion of Net Profits Interests decreased $49,048 (32.2%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 10.6% in 2000 from 24.6% in 1999. This percentage decrease was primarily due the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,206 (2.1%) in 2000 as compared to 1999. As a percentage of Net Profits, these expenses decreased to 11.1% in 2000 from 17.2% in 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2000 were $9,758,561 or 108.32% of the Limited Partners' capital contributions.

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

      The P-2 Partnership achieved payout during the fourth quarter of 1999. After payout, operations and revenues for the P-2 Partnership are allocated using the after payout percentages included in the P-2 Partnership's Partnership Agreement. Unless and until the Limited Partners receive cash distributions resulting in the recognition of a 12% annualized return on Limited Partners' subscriptions, after payout percentages will allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


                                P-3 Partnership
                                ---------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                    --------------------------------------

      Total Net Profits increased $655,484 (56.7%) in 2000 as compared to 1999. Of this increase, approximately $261,000 and $681,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $157,000 and $158,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,406 barrels and 82,451 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 1999. The decrease in volumes of gas sold was primarily due to (i) the P-3 Partnership's receipt of a decreased percentage of sales during 2000 due to gas balancing on two significant wells and (ii) normal declines in production. Average oil and gas prices increased to $27.94 per barrel and $3.40 per Mcf, respectively, in 2000 from $16.66 per barrel and $1.92 per Mcf, respectively, in 1999.

      Depletion of Net Profits Interests decreased $92,018 (32.4%) in 2000 as compared to 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 10.6% in 2000 from 24.6% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,376 (1.2%) in 2000 as compared to 1999. As a percentage of Net Profits, these expenses decreased to 11.2% in 2000 from 17.3% in 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2000 were $17,715,401 or 104.43% of the Limited Partners' capital contributions.

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

                                P-4 Partnership
                                ---------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                    --------------------------------------

      Total Net Profits increased $849,422 (113.7%) in 2000 as compared to 1999. Of this increase, approximately $287,000 and $584,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $101,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $124,000 related to an increase in production expenses. Volumes of oil and gas sold increased 5,977 barrels and 339 Mcf, respectively, in 2000 as compared to 1999. The increase in volumes of oil sold was primarily due to increased production on two wells following successful workovers completed during late 1999. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on three significant wells during 2000 in order to improve the recovery of reserves. Average oil and gas prices increased to $29.13 per barrel and $3.92 per Mcf, respectively, in 2000 from $16.89 per barrel and $2.20 per Mcf, respectively, in 1999.

      Depletion of Net Profits Interests decreased $68,092 (34.0%) in 2000 as compared to 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 8.3% in 2000 from 26.8% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,717 (1.8%) in 2000 as compared to 1999. As a percentage of Net Profits, these expenses decreased to 9.5% in 2000 from 19.9% in 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2000 were $13,468,945 or 106.64% of the Limited Partners' capital contributions.

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

      The P-4 Partnership achieved payout during the fourth quarter of 1999. After payout, operations and revenues for the P-4 Partnership are allocated using the after payout percentages included in the P-4 Partnership's Partnership Agreement. Unless and until the Limited Partners receive cash distributions resulting in the recognition of a 12% annualized return on Limited Partners' subscriptions, after payout percentages will allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.


                                P-5 Partnership
                                ---------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                    --------------------------------------

      Total Net Profits increased $577,301 (67.4%) in 2000 as compared to 1999. Of this increase, approximately $71,000 and $759,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $60,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $295,000 related to an increase in production expenses. Volumes of oil sold decreased 1,031 barrels, while volumes of gas sold increased 30,224 Mcf in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in production expenses was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one significant well during 2000, (ii) a negative prior period lease operating expense adjustment on one significant well during 1999, and (iii) an increase in production taxes associated with the increase in oil and gas sales. Average oil and gas prices increased to $29.32 per barrel and $3.52 per Mcf, respectively, in 2000 from $17.18 per barrel and $1.98 per Mcf, respectively, in 1999.

      Depletion of Net Profits Interests decreased $58,334 (34.4%) in 2000 as compared to 1999. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 7.8% in 2000 from 19.8% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,479 (1.8%) in 2000 as compared to 1999. As a percentage of Net Profits, these expenses decreased to 9.9% in 2000 from 16.3% in 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2000 were $8,882,759 or 74.99% of the Limited Partners' capital contributions.


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

                                P-6 Partnership
                                ---------------

                     Year Ended December 31, 2000 Compared
                        to Year Ended December 31, 1999
                    --------------------------------------

      Total Net Profits increased $1,127,375 (84.1%) in 2000 as compared to 1999. Of this increase, approximately $166,000 and $1,363,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $194,000 related to a decrease in volumes of gas sold and (ii) $155,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 3,205 barrels and 100,133 Mcf, respectively, during 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) declining oil sales in 2000 on several wells in one field. The decrease in volumes of gas sold was primarily due to normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during 2000. Average oil and gas prices increased to $28.15 per barrel and $3.63 per Mcf, respectively, in 2000 from $16.29 per barrel and $1.94 per Mcf, respectively, in 1999.

      Depletion of Net Profits Interests increased $4,026 (1.2%) in 2000 as compared to 1999. This increase was primarily due to two significant wells being fully depleted in 2000 due to the lack of remaining economically recoverable reserves. This increase was substantially offset by (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 13.5% in 2000 from 24.6% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General  and  administrative  expenses   increased  $2,238  (1.3%) in 2000
as compared to 1999. As a percentage of Net Profits, these expenses decreased to 6.9% in 2000 from 12.6% in 1999. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2000 were 12,390,248 or 86.62% of the Limited Partners' capital contributions.



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

      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits for the years ended December 31, 2000, 1999, and 1998.

                             2000 Compared to 1999
                             ---------------------

                   Equivalent Units                  Average Proceeds
                    of Production                   per Equivalent Unit
              -----------------------------       --------------------------
   P/ship      2000      1999      % Change        2000     1999    % Change
   ------     -------   -------    --------       ------   ------   --------

    P-1        68,560    84,310       (19%)       $18.24   $ 9.52       92%
    P-2        53,629    65,824       (19%)        18.16     9.40       93%
    P-3        99,956   123,104       (19%)        18.12     9.39       93%
    P-4        80,019    73,985         8%         19.95    10.09       98%
    P-5        88,351    84,344         5%         16.23    10.15       60%
    P-6       148,927   168,821       (12%)        16.57     7.94      109%

                             1999 Compared to 1998
                             ---------------------

                   Equivalent Units                  Average Proceeds
                    of Production                   per Equivalent Unit
              -----------------------------       --------------------------
   P/ship      1999      1998      % Change        1999     1998    % Change
   ------     -------   -------    --------       ------   ------   --------

    P-1        84,310    80,247         5%        $ 9.52   $ 8.66       10%
    P-2        65,824    63,024         4%          9.40     8.54       10%
    P-3       123,104   117,308         5%          9.39     8.50       10%
    P-4        73,985    78,612       ( 6%)        10.09     9.34        8%
    P-5        84,344    98,333       (14%)        10.15     8.41       21%
    P-6       168,821   177,152       ( 5%)         7.94     7.00       13%



      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 2000 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2000 would have the following remaining lives:

            Partnership       Gas-Years          Oil-Years
            -----------       ---------          ---------

                P-1               6.0              10.6
                P-2               6.7              10.9
                P-3               6.7              10.9
                P-4               7.1               2.8
                P-5               4.8               5.7
                P-6               5.2               8.1

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      The Partnerships sold certain Net Profits Interests during 2000, 1999, and 1998. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 2000, 1999, and 1998, were as follows:

      Partnership          2000            1999               1998
      -----------       ---------        --------          ----------

          P-1            $63,928          $3,456            $519,832
          P-2             46,790           3,994             360,686
          P-3             86,679           7,398             666,253
          P-4             21,922           6,453              16,018
          P-5             54,584             -               368,485
          P-6             25,726             -               147,747

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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

            Name              Age       Position with General Partner
      ----------------        ---      --------------------------------

      Dennis R. Neill          48      President and Director

      Judy K. Fox              49      Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2000, 1999, and 1998, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2000          1999         1998
            -----------       --------      --------     --------

                P-1           $113,760      $113,760     $113,760
                P-2             94,836        94,836       94,836
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2000, 1999, and 1998:



                                                Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------
                                                                            Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                    Awards             Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------

Dennis R. Neill,
President(1)(2)           1998     -          -           -           -              -            -           -
                          1999     -          -           -           -              -            -           -
                          2000     -          -           -           -              -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1998   $67,323      -           -           -              -            -           -
                          1999   $69,485      -           -           -              -            -           -
                          2000   $67,517      -           -           -              -            -           -

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




                                                  Salary Reimbursements

                                                     P-2 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                     ----------------------------------
                                      Annual Compensation                     Awards            Payouts
                                   -------------------------         ---------------------      -------
                                                                                     Securi-
                                                          Other                       ties                   All
     Name                                                 Annual     Restricted      Under-                 Other
      and                                                Compen-       Stock         lying       LTIP      Compen-
   Principal                       Salary     Bonus      sation       Award(s)      Options/    Payouts    sation
   Position                Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
---------------            ----    -------   -------     -------     ----------     --------    -------    -------

Dennis R. Neill,
President(1)(2)            1998      -         -           -           -              -           -           -
                           1999      -         -           -           -              -           -           -
                           2000      -         -           -           -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)              1998    $56,124     -           -           -              -           -           -
                           1999    $57,926     -           -           -              -           -           -
                           2000    $56,285     -           -           -              -           -           -

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





                                                  Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------
                                                                            Long Term Compensation
                                                                       ----------------------------------
                                        Annual Compensation                    Awards             Payouts
                                   ------------------------------      ---------------------      -------
                                                                                      Securi-
                                                            Other                      ties                     All
     Name                                                   Annual     Restricted     Under-                   Other
      and                                                  Compen-       Stock        lying        LTIP       Compen-
   Principal                       Salary       Bonus      sation       Award(s)     Options/     Payouts     sation
   Position               Year       ($)         ($)         ($)          ($)         SARs(#)       ($)         ($)
---------------           ----     -------     -------     -------     ----------    --------     -------     -------

Dennis R. Neill,
President(1)(2)           1998       -           -           -           -             -            -            -
                          1999       -           -           -           -             -            -            -
                          2000       -           -           -           -             -            -            -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1998     $105,672      -           -           -             -            -            -
                          1999     $109,064      -           -           -             -            -            -
                          2000     $105,975      -           -           -             -            -            -
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





                                                  Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------
                                                                            Long Term Compensation
                                                                     ------------------------------------
                                        Annual Compensation                  Awards               Payouts
                                   -----------------------------     ----------------------       -------
                                                                                     Securi-
                                                          Other                       ties                      All
     Name                                                 Annual     Restricted      Under-                    Other
      and                                                Compen-       Stock         lying         LTIP        Compen-
   Principal                       Salary      Bonus     sation       Award(s)      Options/      Payouts      sation
   Position               Year       ($)        ($)        ($)          ($)          SARs(#)        ($)         ($)
---------------           ----     -------    -------    -------     ----------     --------      -------      -------

Dennis R. Neill,
President(1)(2)           1998       -          -          -           -              -             -              -
                          1999       -          -          -           -              -             -              -
                          2000       -          -          -           -              -             -              -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1998     $78,686      -          -           -              -             -              -
                          1999     $81,212      -          -           -              -             -              -
                          2000     $78,912      -          -           -              -             -              -
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




                                                  Salary Reimbursements

                                                     P-5 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                     ------------------------------------
                                        Annual Compensation                 Awards                Payouts
                                   -----------------------------     ----------------------       -------
                                                                                     Securi-
                                                          Other                       ties                       All
     Name                                                 Annual     Restricted      Under-                     Other
      and                                                Compen-       Stock         lying         LTIP         Compen-
   Principal                       Salary       Bonus    sation       Award(s)      Options/      Payouts       sation
   Position               Year       ($)         ($)       ($)          ($)          SARs(#)        ($)          ($)
---------------           ----     -------     -------   -------     ----------     --------      -------       -------

Dennis R. Neill,
President(1)(2)           1998       -           -         -           -              -             -              -
                          1999       -           -         -           -              -             -              -
                          2000       -           -         -           -              -             -              -
All Executive
Officers,
Directors,
and Employees
as a group(2)             1998     $73,786       -         -           -              -             -              -
                          1999     $76,155       -         -           -              -             -              -
                          2000     $73,998       -         -           -              -             -              -
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




                                                  Salary Reimbursements

                                                     P-6 Partnership
                                                     ---------------
                                                                            Long Term Compensation
                                                                       ---------------------------------
                                         Annual Compensation                   Awards            Payouts
                                   ------------------------------      ---------------------     -------
                                                                                      Securi-
                                                            Other                      ties                   All
     Name                                                   Annual     Restricted     Under-                 Other
      and                                                  Compen-       Stock        lying       LTIP       Compen-
   Principal                       Salary       Bonus      sation       Award(s)     Options/    Payouts     sation
   Position               Year       ($)         ($)         ($)          ($)         SARs(#)      ($)        ($)
---------------           ----     -------     -------     -------     ----------    --------    -------     -------

Dennis R. Neill,
President(1)(2)           1998       -           -           -           -             -           -            -
                          1999       -           -           -           -             -           -            -
                          2000       -           -           -           -             -           -            -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1998     $89,104       -           -           -             -           -            -
                          1999     $91,964       -           -           -             -           -            -
                          2000     $89,360       -           -           -             -           -            -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2001 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
               Beneficial Owner                          of Outstanding)
--------------------------------------------             ---------------

P-1 Partnership:
---------------

   Samson Resources Company                              22,740     (21.0%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                        22,740     (21.0%)

P-2 Partnership:
---------------

   Samson Resources Company                              24,543     (27.2%)

   Loma Linda University
   Medical Center
   P. O. Box 2000
   Loma Linda, CA 92354                                   5,000     ( 5.5%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    24,543     (27.2%)


P-3 Partnership:
---------------

   Samson Resources Company                              60,538     (35.7%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    60,538     (35.7%)

P-4 Partnership:
---------------

   Samson Resources Company                              27,683     (21.9%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    27,683     (21.9%)


P-5 Partnership:
---------------

   Samson Resources Company                              22,230     (18.8%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    22,230     (18.8%)

P-6 Partnership:
---------------

   Samson Resources Company                              15,260     (10.7%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                   54,887     (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    15,260     (10.7%)


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

            (1)  Financial Statements:The following financial statements for the

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

                  as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are filed as part of this report:

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

                        Partnership    Filing Date          File No.
                        ----------- ------------------      --------

                            P-1      June 5, 1989            0-17800
                            P-2      June 5, 1989            0-17800
                            P-3      February 20, 1990       0-18306
                            P-4      February 20, 1990       0-18306
                            P-5      November 13, 1990       0-18637
                            P-6      November 30, 1990       0-18937

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

            *     23.1  Consent of Ryder  Scott  Company,   L.P. for the Geodyne
                        Institutional / Pension  Energy   Income   P-1   Limited
                        Partnership.

            *     23.2  Consent of  Ryder  Scott  Company,  L.P. for the Geodyne
                        Institutional / Pension  Energy   Income   P-2   Limited
                        Partnership.

            *     23.3  Consent of  Ryder  Scott  Company,  L.P. for the Geodyne
                        Institutional  /  Pension   Energy    Income     Limited
                        Partnership P-3.

            *     23.4  Consent of  Ryder  Scott  Company,  L.P. for the Geodyne
                        Institutional /  Pension   Energy     Income     Limited
                        Partnership P-4.

            *     23.5  Consent of  Ryder  Scott  Company,  L.P. for the Geodyne
                        Institutional /  Pension   Energy     Income     Limited
                        Partnership P-5.

            *     23.6  Consent of  Ryder  Scott  Company,  L.P. for the Geodyne
                        Institutional /  Pension   Energy     Income     Limited
                        Partnership P-6.

                  All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2000.

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

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 28, 2001


                              By:   /s/ Dennis R. Neill
                                    ------------------------------
                                        Dennis R. Neill
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill       President and            February 28, 2001
      -------------------       Director (Principal
          Dennis R. Neill       Executive Officer)

      /s/ Patrick M. Hall       (Principal               February 28, 2001
      -------------------       Financial and
          Patrick M. Hall       Accounting Officer)

      /s/ Judy K. Fox           Secretary                February 28, 2001
      -------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 9, 2001






      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                                GEODYNE NPI PARTNERSHIP P-1
                                  Combined Balance Sheets
                                December 31, 2000 and 1999


                                     ASSETS
                                     ------

                                                       2000              1999
                                                  ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                        $  284,937        $  182,743
   Accounts receivable:
      Net Profits                                      280,155           167,901
                                                     ---------         ---------

         Total current assets                       $  565,092        $  350,644

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                       892,090         1,003,826
                                                     ---------         ---------

                                                    $1,457,182        $1,354,470
                                                     =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($   64,717)      ($   77,417)
   Limited Partners, issued and
     outstanding, 108,074 Units                     1,521,899         1,431,887
                                                    ---------         ----------

         Total Partners' capital                   $1,457,182        $1,354,470
                                                    =========         ==========


              The accompanying notes are an integral part of these
                         combined financial statements.




       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                     2000              1999              1998
                                ------------       ----------       ------------
REVENUES:

   Net Profits                   $1,250,585         $802,539         $  694,919
   Interest income                   10,634            4,639             11,731
   Gain on sale of
      Net Profits Interests          58,071              698            476,752
                                  ---------          -------          ---------
                                 $1,319,290         $807,876         $1,183,402

COSTS AND EXPENSES:
   Depletion of
      Net Profits Interests      $  127,896         $171,326         $  235,071
   General and
      administrative                129,773          127,487            127,207
                                  ---------          -------          ---------
                                 $  257,669         $298,813         $  362,278
                                  ---------          -------          ---------

NET INCOME                       $1,061,621         $509,063         $  821,124
                                  =========          =======          =========
GENERAL PARTNER -
   NET INCOME                    $  116,609         $ 65,862         $   60,539
                                  =========          =======          =========
LIMITED PARTNERS -
   NET INCOME                    $  945,012         $443,201         $  760,585
                                  =========          =======          =========
NET INCOME
   per Unit                      $     8.74         $   4.10         $     7.04
                                  =========          =======          =========
UNITS OUTSTANDING                   108,074          108,074            108,074
                                  =========          =======          =========


              The accompanying notes are an integral part of these
                       combined financial statements.





       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2000, 1999, and 1998


                                  Limited             General
                                  Partners            Partner         Combined
                               ------------        ----------      ------------
Balance, Dec. 31, 1997           $2,164,101         ($ 87,415)       $2,076,686
   Net income                       760,585            60,539           821,124
   Cash distributions           ( 1,469,000)        (  56,023)      ( 1,525,023)
                                  ---------           -------         ---------

Balance, Dec. 31, 1998           $1,455,686         ($ 82,899)       $1,372,787
   Net income                       443,201            65,862           509,063
   Cash distributions           (   467,000)        (  60,380)      (   527,380)
                                  ---------           -------         ---------

Balance, Dec. 31, 1999           $1,431,887         ($ 77,417)       $1,354,470
   Net income                       945,012           116,609         1,061,621
   Cash distributions           (   855,000)        ( 103,909)      (   958,909)
                                  ---------           -------         ---------

Balance, Dec. 31, 2000           $1,521,899         ($ 64,717)       $1,457,182
                                  =========           =======         =========


              The accompanying notes are an integral part of these
                         combined financial statements.






       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                    2000             1999               1998
                               ------------      ----------        ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $1,061,621        $509,063          $  821,124
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests          127,896         171,326             235,071
      Gain on sale of
         Net Profits Interests  (    58,071)      (     698)        (   476,752)
      (Increase)decrease in
         accounts receivable
         - Net Profits          (   112,254)      (  59,461)             56,204
                                  ---------         -------           ---------

   Net cash provided by
      operating activities       $1,019,192        $620,230          $  635,647
                                  ---------         -------           ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($   22,017)      ($ 13,017)        ($   34,624)
   Proceeds from sale of
      Net Profits Interests          63,928           3,456             519,832
                                  ---------         -------           ---------

   Net cash provided (used) by
      investing activities       $   41,911       ($  9,561)         $  485,208
                                  ---------         -------           ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($  958,909)      ($527,380)        ($1,525,023)
                                  ---------         -------           ---------
   Net cash used by financing
      activities                ($  958,909)      ($527,380)        ($1,525,023)
                                  ---------         -------           ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     $  102,194        $ 83,289         ($  404,168)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           182,743          99,454             503,622
                                  ---------         -------           ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $  284,937        $182,743          $   99,454
                                  =========         =======           =========

              The accompanying notes are an integral part of these
                         combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-2

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-2, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 9, 2001




       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                             Combined Balance Sheets
                           December 31, 2000 and 1999


                                     ASSETS
                                     ------

                                                 2000              1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  223,864        $  148,106
   Accounts receivable:
      Net Profits                                229,168           135,136
                                               ---------         ---------

         Total current assets                 $  453,032        $  283,242

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 761,996           856,093
                                               ---------         ---------

                                              $1,215,028        $1,139,335
                                               =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   48,478)      ($   56,585)
   Limited Partners, issued and
     outstanding, 90,094 Units                 1,263,506         1,195,920
                                               ---------         ---------

         Total Partners' capital              $1,215,028        $1,139,335
                                               =========         =========


              The accompanying notes are an integral part of these
                         combined financial statements.




       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                       2000            1999           1998
                                     ---------      ---------      ---------
REVENUES:
   Net Profits                      $  973,734       $618,890       $538,185
   Interest income                       8,302          3,769          8,577
   Gain on sale of
      Net Profits Interests             40,814            472        328,122
                                     ---------        -------        -------

                                    $1,022,850       $623,131       $874,884

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests             $  103,154       $152,202       $187,490
   General and
      administrative                   108,541        106,335        106,064
                                     ---------        -------        -------
                                    $  211,695       $258,537       $293,554
                                     ---------        -------        -------

NET INCOME                          $  811,155       $364,594       $581,330
                                     =========        =======        =======
GENERAL PARTNER -
   NET INCOME                       $   89,569       $ 31,057       $ 36,137
                                     =========        =======        =======
LIMITED PARTNERS -
   NET INCOME                       $  721,586       $333,537       $545,193
                                     =========        =======        =======
NET INCOME
   per Unit                         $     8.01       $   3.70       $   6.05
                                     =========        =======        =======
UNITS OUTSTANDING                       90,094         90,094         90,094
                                     =========        =======        =======


              The accompanying notes are an integral part of these
                         combined financial statements.





       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2000, 1999, and 1998


                                  Limited            General
                                  Partners           Partner          Combined
                                ------------        ---------       ------------

Balance, Dec. 31, 1997           $1,759,190         ($72,438)        $1,686,752
   Net income                       545,193           36,137            581,330
   Cash distributions           ( 1,061,000)        ( 34,403)       ( 1,095,403)
                                  ---------           ------          ---------

Balance, Dec. 31, 1998           $1,243,383         ($70,704)        $1,172,679
   Net income                       333,537           31,057            364,594
   Cash distributions           (   381,000)        ( 16,938)       (   397,938)
                                  ---------           ------          ---------

Balance, Dec. 31, 1999           $1,195,920         ($56,585)        $1,139,335
   Net income                       721,586           89,569            811,155
   Cash distributions           (   654,000)        ( 81,462)       (   735,462)
                                  ---------           ------          ---------

Balance, Dec. 31, 2000           $1,263,506         ($48,478)        $1,215,028
                                  =========           ======          =========


              The accompanying notes are an integral part of these
                         combined financial statements.




       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                   2000              1999               1998
                                 ---------        ----------        ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $811,155          $364,594          $  581,330
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests        103,154           152,202             187,490
      Gain on sale of
         Net Profits Interests     40,814)        (     472)        (   328,122)
      (Increase) decrease in
         accounts receivable
         - Net Profits          (  94,032)        (  42,390)             42,585
                                  -------           -------           ---------

   Net cash provided by
      operating activities       $779,463          $473,934          $  483,283
                                  -------           -------           ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($ 15,033)        ($ 10,319)        ($   39,322)
   Proceeds from sale of
      Net Profits Interests        46,790             3,994             360,686
                                  -------           -------           ---------

   Net cash provided (used)
      by investing activities    $ 31,757         ($  6,325)         $  321,364
                                  -------           -------           ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($735,462)        ($397,938)        ($1,095,403)
                                  -------           -------           ---------
   Net cash used by financing
      activities                ($735,462)        ($397,938)        ($1,095,403)
                                  -------           -------           ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     $ 75,758          $ 69,671         ($  290,756)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD         148,106            78,435             369,191
                                  -------           -------           ---------






CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $223,864          $148,106          $   78,435
                                   =======           =======           =========


              The accompanying notes are an integral part of these
                         combined financial statements.





                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 9, 2001





       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 2000 and 1999


                                     ASSETS
                                     ------

                                                   2000              1999
                                               ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  416,457        $  284,040
   Accounts receivable:
      General Partner (Note 2)                         512              -
      Net Profits                                  428,390           251,484
                                                 ---------         ---------

         Total current assets                   $  845,359        $  535,524

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 1,420,233         1,595,636
                                                 ---------         ---------

                                                $2,265,592        $2,131,160
                                                 =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   86,997)      ($  113,709)
   Limited Partners, issued and
     outstanding, 169,637 Units                  2,352,589         2,244,869
                                                 ---------         ---------

         Total Partners' capital                $2,265,592        $2,131,160
                                                 =========         =========


              The accompanying notes are an integral part of these
                         combined financial statements.




       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                 2000              1999               1998
                              -----------       -----------       ------------
REVENUES:
   Net Profits                 $1,811,298        $1,155,814         $  997,464
   Interest income                 16,227             7,380             16,358
   Gain on sale of
      Net Profits Interests        75,355               968            606,887
                                ---------         ---------          ---------

                               $1,902,880        $1,164,162         $1,620,709

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests        $  191,820        $  283,838         $  344,697
   General and
      administrative              202,166           199,790            199,679
                                ---------         ---------          ---------
                               $  393,986        $  483,628         $  544,376
                                ---------         ---------          ---------

NET INCOME                     $1,508,894        $  680,534         $1,076,333
                                =========         =========          =========
GENERAL PARTNER -
   NET INCOME                  $  152,174        $   45,011         $   66,787
                                =========         =========          =========
LIMITED PARTNERS -
   NET INCOME                  $1,356,720        $  635,523         $1,009,546
                                =========         =========          =========
NET INCOME
   per Unit                    $     8.00        $     3.75         $     5.95
                                =========         =========          =========
UNITS OUTSTANDING                 169,637           169,637            169,637
                                =========         =========          =========


              The accompanying notes are an integral part of these
                         combined financial statements.





       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2000, 1999, and 1998


                                 Limited            General
                                 Partners           Partner          Combined
                               ------------        ----------      ------------

Balance, Dec. 31, 1997          $3,273,800         ($137,258)       $3,136,542
   Net income                    1,009,546            66,787         1,076,333
   Cash distributions          ( 1,967,000)        (  62,524)      ( 2,029,524)
                                 ---------           -------         ---------

Balance, Dec. 31, 1998          $2,316,346         ($132,995)       $2,183,351
   Net income                      635,523            45,011           680,534
   Cash distributions          (   707,000)        (  25,725)      (   732,725)
                                 ---------           -------         ---------

Balance, Dec. 31, 1999          $2,244,869         ($113,709)       $2,131,160
   Net income                    1,356,720           152,174         1,508,894
   Cash distributions          ( 1,249,000)        ( 125,462)      ( 1,374,462)
                                 ---------           -------         ---------

Balance, Dec. 31, 2000          $2,352,589         ($ 86,997)       $2,265,592
                                 =========           =======         =========


              The accompanying notes are an integral part of these
                         combined financial statements.




       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                   2000              1999             1998
                                ------------       ----------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                   $1,508,894         $680,534         $1,076,333
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests         191,820          283,838            344,697
      Gain on sale of
         Net Profits Interests (    75,355)       (     968)       (   606,887)
      (Increase) decrease in
         accounts receivable
         - Net Profits         (   176,906)       (  81,095)            84,081
      Increase in accounts
         receivable
         - General Partner     (       512)            -                  -
                                ----------          -------          ---------

   Net cash provided by
      operating activities      $1,447,941         $882,309         $  898,224
                                 ---------          -------          ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures        ($   27,741)       ($ 19,188)       ($   74,335)
   Proceeds from sale of
      Net Profits Interests         86,679            7,398            666,253
                                 ---------          -------          ---------

   Net cash provided (used)
      by investing activities   $   58,938        ($ 11,790)        $  591,918
                                 ---------          -------          ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions          ($1,374,462)       ($732,725)       ($2,029,524)
                                 ---------          -------          ---------
   Net cash used by financing
      activities               ($1,374,462)       ($732,725)       ($2,029,524)
                                 ---------          -------          ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS    $  132,417         $137,794        ($  539,382)




CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD          284,040          146,246            685,628
                                 ---------          -------          ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD              $  416,457         $284,040         $  146,246
                                 =========          =======          =========


              The accompanying notes are an integral part of these
                         combined financial statements.




                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 9, 2001



      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 2000 and 1999


                                     ASSETS
                                     ------
                                                   2000              1999
                                               ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  439,461        $  188,928
   Accounts receivable:
      Net Profits                                  526,603           255,972
                                                 ---------         ---------

         Total current assets                   $  966,064        $  444,900

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                   750,294           892,659
                                                 ---------         ---------

                                                $1,716,358        $1,337,559
                                                 =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   54,697)      ($   80,321)
   Limited Partners, issued and
     outstanding, 126,306 Units                  1,771,055         1,417,880
                                                 ---------         ---------

         Total Partners' capital                $1,716,358        $1,337,559
                                                 =========         =========


              The accompanying notes are an integral part of these
                         combined financial statements.




      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                 2000             1999               1998
                              -----------      ----------         ----------
REVENUES:
   Net Profits                $1,596,276         $746,854           $734,526
   Interest income                12,423            4,983              8,219
   Gain on sale of
      Net Profits Interests        5,193              410             12,332
                               ---------          -------            -------

                              $1,613,892         $752,247           $755,077

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests       $  131,888         $199,980           $221,558
   General and
      administrative             151,112          148,395            148,616
                               ---------          -------            -------
                              $  283,000         $348,375           $370,174
                               ---------          -------            -------

NET INCOME                    $1,330,892         $403,872           $384,903
                               =========          =======            =======
GENERAL PARTNER -
   NET INCOME                 $  143,717         $ 36,289           $ 27,697
                               =========          =======            =======
LIMITED PARTNERS -
   NET INCOME                 $1,187,175         $367,583           $357,206
                               =========          =======            =======
NET INCOME
   per Unit                   $     9.40         $   2.91           $   2.83
                               =========          =======            =======
UNITS OUTSTANDING                126,306          126,306            126,306
                               =========          =======            =======


              The accompanying notes are an integral part of these
                         combined financial statements.





      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2000, 1999, and 1998


                                 Limited            General
                                 Partners           Partner          Combined
                               ------------        ----------      ------------

Balance, Dec. 31, 1997          $1,922,091         ($ 94,799)       $1,827,292
   Net income                      357,206            27,697           384,903
   Cash distributions          (   782,000)        (  26,751)      (   808,751)
                                 ---------           -------         ---------

Balance, Dec. 31, 1998          $1,497,297         ($ 93,853)       $1,403,444
   Net income                      367,583            36,289           403,872
   Cash distributions          (   447,000)        (  22,757)      (   469,757)
                                 ---------           -------         ---------

Balance, Dec. 31, 1999          $1,417,880         ($ 80,321)       $1,337,559
   Net income                    1,187,175           143,717         1,330,892
   Cash distributions          (   834,000)        ( 118,093)      (   952,093)
                                 ---------           -------         ---------

Balance, Dec. 31, 2000          $1,771,055         ($ 54,697)       $1,716,358
                                 =========           =======         =========


              The accompanying notes are an integral part of these
                         combined financial statements.




      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                    2000              1999             1998
                                ------------       ----------       ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $1,330,892         $403,872         $384,903
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depletion of Net
      Profits Interests             131,888          199,980          221,558
      Gain on sale of
         Net Profits Interests  (     5,193)       (     410)       (  12,332)
      (Increase) decrease in
         accounts receivable -
         Net Profits            (   270,631)       (  46,754)          91,842
                                  ---------          -------          -------

   Net cash provided by
     operating activities        $1,186,956         $556,688         $685,971
                                  ---------          -------          -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($    6,322)       ($  6,108)       ($ 35,489)
   Proceeds from sale of
      Net Profits Interests          21,992            6,453           16,018
                                  ---------          -------          -------

   Net cash provided (used)
      by investing activities    $   15,670         $    345        ($ 19,471)
                                  ---------          -------          -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($  952,093)       ($469,757)       ($808,751)
                                  ---------          -------          -------
   Net cash used by financing
      activities                ($  952,093)       ($469,757)       ($808,751)
                                  ---------          -------          -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     $  250,533         $ 87,276        ($142,251)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           188,928          101,652          243,903
                                  ---------          -------          -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $  439,461         $188,928         $101,652
                                  =========          =======          =======

              The accompanying notes are an integral part of these
                         combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 9, 2001




       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------
                                                   2000              1999
                                               ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  440,454        $  217,441
   Accounts receivable:
      Net Profits                                  351,685           180,909
                                                 ---------         ---------

         Total current assets                   $  792,139        $  398,350

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                   730,201           836,971
                                                 ---------         ---------

                                                $1,522,340        $1,235,321
                                                 =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   60,882)      ($   68,638)
   Limited Partners, issued and
     outstanding, 118,449 Units                  1,583,222         1,303,959
                                                 ---------         ---------

         Total Partners' capital                $1,522,340        $1,235,321
                                                 =========         =========


              The accompanying notes are an integral part of these
                         combined financial statements.





       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                   2000              1999              1998
                                ------------     ----------        ------------
REVENUES:
   Net Profits                   $1,433,743         $856,442          $  827,076
   Interest income                   14,147            6,181               9,987
   Gain (loss)on sale of
      Net Profits Interests          54,584        (      92)            344,575
                                  ---------          -------           ---------

                                 $1,502,474         $862,531          $1,181,638

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests          $  111,400         $169,734          $  283,071
   General and
      administrative                141,905          139,426             139,230
                                  ---------          -------           ---------
                                 $  253,305         $309,160          $  422,301
                                  ---------          -------           ---------

NET INCOME                       $1,249,169         $553,371          $  759,337
                                  =========          =======           =========
GENERAL PARTNER -
   NET INCOME                    $   64,906         $ 34,149          $   48,790
                                  =========          =======           =========
LIMITED PARTNERS -
   NET INCOME                    $1,184,263         $519,222          $  710,547
                                  =========          =======           =========
NET INCOME
   per Unit                      $    10.00         $   4.38          $     6.00
                                  =========          =======           =========
UNITS OUTSTANDING                   118,449          118,449             118,449
                                  =========          =======           =========


              The accompanying notes are an integral part of these
                         combined financial statements.





       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2000, 1999, and 1998


                                Limited            General
                                Partners           Partner          Combined
                              ------------        ---------       ------------

Balance, Dec. 31, 1997         $1,696,190         ($74,683)        $1,621,507
   Net income                     710,547           48,790            759,337
   Cash distributions         ( 1,070,000)        ( 53,355)       ( 1,123,355)
                                ---------           ------          ---------

Balance, Dec. 31, 1998         $1,336,737         ($79,248)        $1,257,489
   Net income                     519,222           34,149            553,371
   Cash distributions         (   552,000)        ( 23,539)       (   575,539)
                                ---------           ------          ---------

Balance, Dec. 31, 1999         $1,303,959         ($68,638)        $1,235,321
   Net income                   1,184,263           64,906          1,249,169
   Cash distributions         (   905,000)        ( 57,150)       (   962,150)
                                ---------           ------          ---------

Balance, Dec. 31, 2000         $1,583,222         ($60,882)        $1,522,340
                                =========           ======          =========


              The accompanying notes are an integral part of these
                         combined financial statements.




       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                   2000             1999               1998
                               ------------      ----------        ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $1,249,169        $553,371          $  759,337
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests          111,400         169,734             283,071
      (Gain) loss on sale of
         Net Profits Interests  (    54,584)             92         (   344,575)
      (Increase) decrease in
         accounts receivable -
         Net Profits            (   170,776)      (  81,086)             35,145
                                  ---------         -------           ---------

   Net cash provided by
     operating activities        $1,135,209        $642,111          $  732,978
                                  ---------         -------           ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($    4,630)      ($ 15,618)        ($   40,371)
   Proceeds from sale of
      Net Profits Interests          54,584            -                368,485
                                  ---------         -------           ---------
   Net cash provided (used)
      by investing activities    $   49,954       ($ 15,618)         $  328,114
                                  ---------         -------           ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($  962,150)      ($575,539)        ($1,123,355)
                                  ---------         -------           ---------
   Net cash used by financing
      activities                ($  962,150)      ($575,539)        ($1,123,355)
                                  ---------         -------           ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     $  223,013        $ 50,954         ($   62,263)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           217,441         166,487             228,750
                                  ---------         -------           ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $  440,454        $217,441          $  166,487
                                  =========         =======           =========

              The accompanying notes are an integral part of these
                         combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                    PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 9, 2001




      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------
                                                  2000              1999
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  691,186        $  339,386
   Accounts receivable:
      Net Profits                                 429,205           177,661
                                                ---------         ---------

         Total current assets                  $1,120,391        $  517,047

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,504,674         1,797,167
                                                ---------         ---------

                                               $2,625,065        $2,314,214
                                                =========         =========

                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   75,505)      ($   86,400)
   Limited Partners, issued and
     outstanding, 143,041 Units                 2,700,570         2,400,614
                                                ---------         ---------

         Total Partners' capital               $2,625,065        $2,314,214
                                                =========         =========

              The accompanying notes are an integral part of these
                         combined financial statements.



                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998

                                2000              1999             1998
                             -----------      -----------      ------------
REVENUES:
   Net Profits                $2,468,159       $1,340,784       $1,240,100
   Interest income                21,573            9,614           13,521
   Gain (loss) on sale
      of Net Profits
      Interests                   25,726      (        32)         135,752
                               ---------         --------        ---------

                              $2,515,458       $1,350,366       $1,389,373


COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests       $  334,197       $  330,171       $  425,026
   General and
     administrative              170,942          168,704          168,434
                               ---------        ---------        ---------
                              $  505,139       $  498,875       $  593,460
                               ---------        ---------        ---------

NET INCOME                    $2,010,319       $  851,491       $  795,913
                               =========        =========        =========
GENERAL PARTNER -
   NET INCOME                 $  112,363       $   55,301       $   56,121
                               =========        =========        =========
LIMITED PARTNERS -
   NET INCOME                 $1,897,956       $  796,190       $  739,792
                               =========        =========        =========
NET INCOME
   per unit                   $    13.27       $     5.57       $     5.17
                               =========        =========        =========
UNITS OUTSTANDING                143,041          143,041          143,041
                               =========        =========        =========

              The accompanying notes are an integral part of these
                         combined financial statements.



                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2000, 1999 and 1998


                               Limited            General
                               Partners           Partner            Combined
                              ----------        ----------         ------------

Balance, Dec. 31, 1997        $3,208,632         ($ 96,514)          $3,112,118
   Net income                    739,792            56,121              795,913
   Cash distributions        ( 1,330,000)        (  66,249)         ( 1,396,249)
                               ---------           -------            ---------

Balance, Dec. 31, 1998        $2,618,424         ($106,642)          $2,511,782
   Net income                    796,190            55,301              851,491
   Cash distributions        ( 1,014,000)        (  35,059)         ( 1,049,059)
                               ---------           -------            ---------

Balance, Dec. 31, 1999        $2,400,614         ($ 86,400)          $2,314,214
   Net income                  1,897,956           112,363            2,010,319
   Cash distributions        ( 1,598,000)        ( 101,468)         ( 1,699,468)
                               ---------           -------            ---------

Balance, Dec. 31, 2000        $2,700,570         ($ 75,505)          $2,625,065
                               =========           =======            =========

              The accompanying notes are an integral part of these
                         combined financial statements.




                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                   2000              1999              1998
                               ------------      ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                   $2,010,319        $  851,491        $  795,913
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
   Depletion of Net
      Profits Interests            334,197           330,171           425,026
   (Gain) loss on sale of
      Net Profits Interests    (    25,726)               32       (   135,752)
   (Increase) decrease in
      accounts receivable -
      Net Profits              (   251,544)      (    32,049)          145,740
                                 ---------         ---------         ---------

   Net cash provided by
      operating activities      $2,067,246        $1,149,645        $1,230,927
                                 ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures        ($   41,704)      ($   61,524)      ($   45,058)
   Proceeds from sale of
      Net Profits Interests         25,726              -              147,747
                                 ---------         ---------         ---------

   Net cash provided (used)
      by investing activities  ($   15,978)      ($   61,524)       $  102,689
                                 ---------         ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions          ($1,699,468)      ($1,049,059)      ($1,396,249)
                                 ---------         ---------         ---------

   Net cash used by financing
      activities               ($1,699,468)      ($1,049,059)      ($1,396,249)
                                 ---------         ---------         ---------



NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS    $  351,800        $   39,062       ($   62,633)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD          339,386           300,324           362,957
                                 ---------         ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD             $  691,186        $  339,386        $  300,324
                                 =========         =========         =========

              The accompanying notes are an integral part of these
                         combined financial statements.




                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
           Notes to the Combined Financial Statements For the Periods
                     Ended December 31, 2000, 1999, and 1998


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


      For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General
Partner". An affiliate of the General Partner owned the following Units at December 31, 2000:


                                                   Percent of
                               Number of          Outstanding
            Partnership        Units Owned           Units
            -----------        -----------        -----------

                 P-1             22,740             21.0%
                 P-2             24,543             27.2%
                 P-3             60,538             35.7%
                 P-4             27,683             21.9%
                 P-5             22,230             18.8%
                 P-6             15,260             10.7%


      The Partnerships' sole business is owning Net Profits Interests. Substantially all of the gas reserves attributable to the Partnerships' Net Profits Interests are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.




      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnerships' limited partnership agreement and NPI Partnerships' partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                               Before Payout(1)        After Payout(1)
                              ------------------      ------------------
                              General     Limited     General     Limited
                              Partner     Partners    Partner     Partners
                              -------     --------    -------     --------
      Costs(2)
--------------------------

Sales commissions, payment
  for organization and
  offering costs and
  acquisition fee                   1%      99%          -           -
Property Acquisition
  Costs                             1%      99%          1%        99%
General and administrative
  costs and direct
  administrative costs(3)           5       95%         15%        85%

     Income(2)
--------------------------

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



(3) If at payout the total distributions received by the Limited Partners from the commencement of the property investment period have averaged on an annualized basis an amount that is less than 12% of the Limited Partners' subscriptions, the percentage of income, and costs which are shared in the same proportions as income, allocated to the General Partner will increase to only 10% and the Limited Partners will be allocated 90% thereof until such time, if ever, that the distributions to the Limited Partners from the commencement of the property investment period reaches a yearly average equal to at least 12% of the Limited Partners' subscriptions. Thereafter, income, and costs shared in the same proportions as income, will be allocated 15% to the General Partner and 85% to the Limited Partners.

      The P-1 Partnership achieved payout during the third quarter of 1998, the P-2 and P-4 Partnerships achieved payout during the fourth quarter of 1999, and the P-3 Partnership achieved payout during the second quarter of 2000. After payout, operations and revenues for the P-1, P-2, P-3, and P-4 Partnerships have been and will be allocated using the 10%/90% after payout percentages set forth in Footnote 3 to the table above.

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


      Net Profits Interests

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Such acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest, including related title insurance or examination costs,



                                     -F-37-
commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consists of the cost of acquiring the underlying properties, adjusted for the net cash results of operations, including interest incurred to finance the net acquisition, for the period of time the properties are held by the General Partner. Impairment of Net Profits Interests in unproved oil and gas properties is recognized based upon an individual property assessment. Upon discovery of commercial reserves, Net Profits Interests in unproved properties are transferred to producing properties.

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate per equivalent barrel of oil produced during the years ended December 31, 2000, 1999, and 1998 were as follows:

                  Partnership       2000        1999        1998
                  -----------       -----       -----       -----

                      P-1          $1.87        $2.03       $2.93
                      P-2           1.92         2.31        2.97
                      P-3           1.92         2.31        2.94
                      P-4           1.65         2.70        2.82
                      P-5           1.26         2.01        2.88
                      P-6           2.24         1.96        2.40

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No non-cash charges against earnings (impairment provisions) were recorded by the Partnerships during the three years ended December 31, 2000.

      The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.





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

      Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average of the annual production costs per Mcf.

      The Partnerships have not entered into any hedging or derivative contracts in connection with their production and sale of oil and gas.

      General and Administrative Overhead

      The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accounts receivable (payable) - Net Profits includes accrued liabilities, accrued lease operating expenses, and deferred lease operating expenses related to gas balancing which involve estimates that could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil



                                     -F-39-
and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.



2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2000, 1999, and 1998:

            Partnership         2000        1999        1998
            -----------        --------    --------    --------

                 P-1          $113,760    $113,760    $113,760
                 P-2            94,836      94,836      94,836
                 P-3           178,560     178,560     178,560
                 P-4           132,960     132,960     132,960
                 P-5           124,680     124,680     124,680
                 P-6           150,564     150,564     150,564

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

      The accounts receivable - General Partner at December 31, 2000 for the P-3 Partnership represents accrued proceeds and



                                     -F-40-
interest due from the General Partner for the sale of certain oil and gas properties during 2000. Such amount was collected subsequent to December 31, 2000.

3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to each of the Partnership's Net Profits Interest during the years ended December 31, 2000, 1999, and 1998:



                                                       Percentage
                                              ----------------------------
Partnership           Purchaser               2000        1999        1998
-----------    ------------------------       -----       -----      -----

    P-1           El Paso Energy Marketing
                    Company ("El Paso")       20.6%       24.4%      31.7%
                  Oneok Gas Marketing
                    Company                   11.0%         -          -
                  Chevron U.S.A., Inc.
                    ("Chevron")               10.5%       12.0%      14.9%
                  Texaco Exploration and
                    Production, Inc.
                    ("Texaco")                  -           -        11.2%

    P-2           El Paso                     20.7%       23.6%      30.7%
                  Chevron                       -         10.3%      13.0%
                  Texaco                        -         10.1%      12.8%

    P-3           El Paso                     20.7%       23.4%      30.5%
                  Texaco                        -         10.1%      12.9%
                  Chevron                       -         10.1%      12.9%

      P-4         El Paso                     26.2%       28.7%      36.7%
                  Valero Industrial
                    Gas LP                    23.7%       25.4%      29.1%
                  Phibro Energy, Inc.         22.8%       21.3%      16.1%

    P-5           El Paso                     76.0%       77.8%      73.1%

    P-6           El Paso                     35.8%       36.6%      32.5%
                  HPL Resources Company       15.2%       15.4%      16.8%
                  Tejas Gas Marketing
                    Company                   15.2%       13.0%      14.0%

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


      Capitalized Costs

      Capitalized costs and accumulated depletion at December 31, 2000 and 1999 were as follows:


                                                  P-1 Partnership
                                                  ---------------
                                              2000              1999
                                          ------------      ------------
Net Profits Interests in proved
  oil and gas properties                   $6,592,957        $6,888,884

Less accumulated depletion
  and valuation allowance                 ( 5,700,867)      ( 5,885,058)
                                            ---------         ---------
  Net Profits Interests, net               $  892,090        $1,003,826
                                            =========         =========


                                                  P-2 Partnership
                                                  ---------------
                                              2000              1999
                                          ------------      ------------
Net Profits Interests in proved
   oil and gas properties                  $5,322,334        $5,557,749

Less accumulated depletion
   and valuation allowance                ( 4,560,338)      ( 4,701,656)
                                            ---------         ---------
   Net Profits Interests, net              $  761,996        $  856,093
                                            =========         =========





                                 P-3 Partnership
                                 ---------------
                                              2000                1999
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $10,055,787       $10,492,182

Less accumulated depletion
   and valuation allowance                (  8,635,554)     (  8,896,546)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,420,233       $ 1,595,636
                                            ==========        ==========


                                 P-4 Partnership
                                 ---------------

                                               2000               1999
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 8,045,435       $ 8,193,436

Less accumulated depletion
   and valuation allowance                (  7,295,141)     (  7,300,777)
                                            ----------        ----------
   Net Profits Interests, net              $   750,294       $   892,659
                                            ==========        ==========


                                P-5 Partnership
                                ---------------
                                              2000                1999
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 9,286,715       $ 9,855,735

Less accumulated depletion
   and valuation allowance                (  8,556,514)     (  9,018,764)
                                            ----------        ----------
   Net Profits Interest, net               $   730,201       $   836,971
                                            ==========        ==========





                                P-6 Partnership
                                ---------------
                                              2000                1999
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $11,480,139       $12,024,877

Less accumulated depletion
   and valuation allowance                (  9,975,465)     ( 10,227,710)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,504,674       $ 1,797,167
                                            ==========        ==========


      Costs Incurred

      No property acquisition or exploration costs were incurred by the Partnerships during the three years ended December 31, 2000. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2000, 1999, and 1998. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships.


      Partnership                     2000        1999        1998
      -----------                   -------     -------     -------

           P-1                      $22,017     $13,017     $34,624
           P-2                       15,033      10,319      39,322
           P-3                       27,741      19,188      74,335
           P-4                        6,322       6,108      35,489
           P-5                        4,630      15,618      40,371
           P-6                       41,704      61,524      45,058


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States of America, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.




                                P-1 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1997               216,666     2,283,493
  Production                                    ( 26,676)   (  321,426)
  Sales of minerals in place                    ( 22,750)   (  140,306)
  Extensions and discoveries                      10,161       112,162
  Revisions of previous estimates               ( 14,628)      130,731
                                                 -------     ---------

Proved reserves, December 31, 1998               162,773     2,064,654
  Production                                    ( 24,737)   (  357,439)
  Revisions of previous estimates                 61,483       149,212
                                                 -------     ---------

Proved reserves, December 31, 1999               199,519     1,856,427
  Production                                    ( 17,814)   (  304,477)
  Sales of minerals in place                    (  4,151)   (    5,865)
  Extensions and discoveries                       3,121         3,831
  Revisions of previous estimates                  8,231       276,149
                                                 -------     ---------

Proved reserves, December 31, 2000               188,906     1,826,065
                                                 =======     =========

PROVED DEVELOPED RESERVES:
      December 31, 1998                          162,773     2,064,654
                                                 =======     =========
      December 31, 1999                          199,519     1,856,427
                                                 =======     =========
      December 31, 2000                          188,906     1,826,065
                                                 =======     =========



                                P-2 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1997               160,322     2,042,600
  Production                                    ( 18,652)   (  266,232)
  Sales of minerals in place                    ( 15,519)   (  100,039)
  Extensions and discoveries                       8,088       106,181
  Revisions of previous estimates               ( 11,455)       93,581
                                                 -------     ---------

Proved reserves, December 31, 1998               122,784     1,876,091
  Production                                    ( 17,583)   (  289,443)
  Sales of minerals in place                    (    100)   (      848)
  Revisions of previous estimates                 41,706        82,374
                                                 -------     ---------

Proved reserves, December 31, 1999               146,807     1,668,174
  Production                                    ( 12,518)   (  246,666)
  Sales of minerals in place                    (  3,169)   (    4,222)
  Extensions and discoveries                       2,284       104,176
  Revisions of previous estimates                  3,266       118,939
                                                 -------     ---------

Proved reserves, December 31, 2000               136,670     1,640,401
                                                 =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 1998                          122,784     1,876,091
                                                 =======     =========
      December 31, 1999                          146,807     1,668,174
                                                 =======     =========
      December 31, 2000                          136,670     1,640,401
                                                 =======     =========




                                P-3 Partnership
                                ---------------

                                                Crude        Natural
                                                 Oil           Gas
                                              (Barrels)       (Mcf)
                                              ---------     -----------


Proved reserves, December 31, 1997              297,256      3,838,854
  Production                                  ( 34,533)     (  496,649)
  Sales of minerals in place                  ( 28,675)     (  186,034)
  Extensions and discoveries                    15,045         199,007
  Revisions of previous estimates             ( 21,424)        164,074
                                                -------      ---------

Proved reserves, December 31, 1998             227,669       3,519,252
  Production                                  ( 32,552)     (  543,312)
  Sales of minerals in place                  (    198)     (    1,664)
  Revisions of previous estimates               77,079         160,004
                                                -------      ---------

Proved reserves, December 31, 1999             271,998       3,134,280
  Production                                  ( 23,146)     (  460,861)
  Sales of minerals in place                  (  5,880)     (    7,817)
  Extensions and discoveries                     4,222         196,141
  Revisions of previous estimates                5,681         219,002
                                                -------      ---------

Proved reserves, December 31, 2000             252,875       3,080,745
                                               =======       =========
PROVED DEVELOPED RESERVES:
      December 31, 1998                        227,669       3,519,252
                                               =======       =========
      December 31, 1999                        271,998       3,134,280
                                               =======       =========
      December 31, 2000                        252,875       3,080,745
                                               =======       =========




                                P-4 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1997                55,834     2,659,848
  Production                                     (16,783)   (  370,975)
  Sales of minerals in place                     (    93)   (   20,206)
  Extensions and discoveries                       5,038       119,211
  Revisions of previous estimates                  2,412        48,487
                                                  ------     ---------

Proved reserves, December 31, 1998                46,408     2,436,365
  Production                                     (17,505)   (  338,882)
  Revisions of previous estimates                 31,120        10,747
                                                  ------     ---------

Proved reserves, December 31, 1999                60,023     2,108,230
  Production                                     (23,482)   (  339,221)
  Sales of minerals in place                     ( 1,502)   (      812)
  Extensions and discoveries                       1,595       245,352
  Revisions of previous estimates                 28,065       387,260
                                                  ------     ---------

Proved reserves, December 31, 2000                64,699     2,400,809
                                                  ======     =========

PROVED DEVELOPED RESERVES:
      December 31, 1998                           43,638     2,377,892
                                                  ======     =========
      December 31, 1999                           57,546     2,079,090
                                                  ======     =========
      December 31, 2000                           64,699     2,400,809
                                                  ======     =========



                                P-5 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1997                51,228     3,029,466
  Production                                     ( 6,315)   (  552,109)
  Sales of minerals in place                     ( 4,850)   (  225,944)
  Extensions and discoveries                         232       226,515
  Revisions of previous estimates                ( 7,152)   (  151,902)
                                                  ------     ---------

Proved reserves, December 31, 1998                33,143     2,326,026
  Production                                     ( 6,858)   (  464,917)
  Revisions of previous estimates                 13,488       474,570
                                                  ------     ---------

Proved reserves, December 31, 1999                39,773     2,335,679
  Production                                     ( 5,827)   (  495,141)
  Sales of minerals in place                     (   416)   (       68)
  Revisions of previous estimates                (   118)      545,474
                                                  ------     ---------

Proved reserves, December 31, 2000                33,412     2,385,944
                                                  ======     =========
PROVED DEVELOPED RESERVES:
  December 31, 1998                               33,143     2,326,026
                                                  ======     =========
  December 31, 1999                               39,773     2,335,679
                                                  ======     =========
  December 31, 2000                               33,412     2,385,944
                                                  ======     =========



                                P-6 Partnership
                                ---------------

                                                  Crude        Natural
                                                   Oil           Gas
                                                (Barrels)       (Mcf)
                                                ---------    -----------

Proved reserves, December 31, 1997               123,737     4,963,503
  Production                                    ( 19,139)   (  948,078)
  Sales of minerals in place                    (  3,749)   (   87,565)
  Extensions and discoveries                         251       244,230
  Revisions of previous estimates               (  4,665)   (  100,354)
                                                 -------     ---------

Proved reserves, December 31, 1998                96,435     4,071,736
  Production                                    ( 17,227)   (  909,561)
  Extensions and discoveries                       5,142        37,719
  Revisions of previous estimates                 18,395       679,868
                                                 -------     ---------

Proved reserves, December 31, 1999               102,745     3,879,762
  Production                                    ( 14,022)   (  809,428)
  Sales of minerals in place                    (    140)  (       23)
  Revisions of previous estimates                 24,521     1,125,151
                                                 -------     ---------

Proved reserves, December 31, 2000               113,104     4,195,462
                                                 =======     =========
PROVED DEVELOPED RESERVES:
  December 31, 1998                               96,435     4,071,736
                                                 =======     =========
  December 31, 1999                              102,745     3,879,762
                                                 =======     =========
  December 31, 2000                              113,104     4,195,462
                                                 =======     =========




      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth the estimated future net cash flows as of December 31, 2000 relating to the Partnerships' proved reserves attributable to the Partnerships' Net Profits Interests based on the standardized measure as prescribed in SFAS No. 69:

                                             Partnership
                           ------------------------------------------------
                               P-1               P-2              P-3
                           -------------     -------------    -------------

Future cash inflows         $15,802,826       $13,531,698      $25,330,475
Future production and
   development costs       (  2,610,650)     (  2,335,786)    (  4,394,422)
                             ----------        ----------       ----------

Future net cash flows       $13,192,176       $11,195,912      $20,936,053

10% discount to
   reflect timing
   of cash flows           (  5,251,447)     (  4,601,019)    (  8,614,501)
                             ----------        ----------       ----------

Standardized measure
   of discounted future
   net cash flows           $ 7,940,729       $ 6,594,893      $12,321,552
                             ==========        ==========       ==========


                                             Partnership
                           ------------------------------------------------
                               P-4               P-5              P-6
                           -------------     -------------    -------------

Future cash inflows         $16,598,810       $14,842,972      $27,068,812
Future production and
   development costs       (  2,843,349)     (  3,008,056)    (  6,578,295)
                             ----------        ----------       ----------

Future net cash flows       $13,755,461       $11,834,916      $20,490,517

10% discount to
   reflect timing
   of cash flows           (  4,591,841)     (  3,979,082)    (  6,943,100)
                             ----------        ---------        ----------

Standardized measure
   of discounted future
   net cash flows           $ 9,163,620       $ 7,855,834      $13,547,417
                             ==========        ==========       ==========






The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 2000 using oil and gas prices of approximately $27.52 per barrel and $6.03 per Mcf, respectively.



5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:

                                 P-1 Partnership
                                 ---------------

                                               2000
                  --------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                  --------         ---------         ---------         ---------

Total Revenues    $298,951          $302,003          $338,840          $379,496
Gross Profit(1)    257,503           269,255           306,675           357,961
Net Income         218,870           239,236           275,379           328,136
Limited Partners'
   Net Income
   Per Unit           1.79              1.97              2.27              2.71


                                               1999
                   -------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                  --------         ---------         ---------         ---------

Total Revenues    $159,245          $199,051          $230,860          $218,720
Gross Profit(1)     92,249           148,730           187,450           208,121
Net Income          54,088           118,371           157,549           179,055
Limited Partners'
   Net Income
   Per Unit            .40               .94              1.28              1.48
-----------------------------
(1) Total revenues less depletion of Net Profits Interests.



                                 P-2 Partnership
                                 ---------------

                                               2000
                   -------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                  --------         ---------         ---------         ---------

Total Revenues    $195,169          $255,568          $268,319          $303,794
Gross Profit(1)    161,589           228,596           241,287           288,224
Net Income         129,404           203,432           215,068           263,251
Limited Partners'
   Net Income
   Per Unit           1.26              2.01              2.12              2.62


                                              1999
                   -------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                  --------         ---------         ---------         ---------

Total Revenues    $121,606          $162,815          $174,583          $164,127
Gross Profit(1)     67,421           121,448           138,771           143,289
Net Income          35,560            96,180           113,839           119,015
Limited Partners'
   Net Income
   Per Unit            .35              1.00              1.18              1.17
---------------------------
(1) Total revenues less depletion of Net Profits Interests.



                                 P-3 Partnership
                                 ---------------

                                              2000
                   -------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                  --------         ---------         ---------         ---------

Total Revenues    $350,998          $484,828          $500,065          $566,989
Gross Profit(1)    288,792           434,805           449,884           537,579
Net Income         228,180           388,174           401,370           491,170
Limited Partners'
   Net Income
   Per Unit           1.26              2.04              2.11              2.59


                                                1999
                   -------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                   -------         ---------         ---------         ---------

Total Revenues    $225,683          $308,323          $324,205          $305,951
Gross Profit(1)    124,911           230,146           257,427           267,840
Net Income          65,033           182,603           210,489           222,409
Limited Partners'
   Net Income          .34              1.04              1.16              1.21
   Per Unit
------------------------------
(1) Total revenues less depletion of Net Profits Interests.



                                 P-4 Partnership
                                 ---------------

                                              2000
                   -------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                  --------         ---------         ---------         ---------

Total Revenues    $217,101          $330,707          $434,098          $631,986
Gross Profit(1)    172,023           285,668           384,892           639,421
Net Income         126,901           250,729           348,589           604,673
Limited Partners'
   Net Income
   Per Unit            .87              1.76              2.45              4.32


                                              1999
                   -------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                  --------         ---------         ---------         ---------

Total Revenues    $130,329          $202,578          $216,822          $202,518
Gross Profit(1)     70,443           148,209           166,194           167,421
Net Income          25,862           113,181           131,236           133,593
Limited Partners'
   Net Income
   Per Unit            .18               .83               .97               .93
---------------------------------
(1) Total revenues less depletion of Net Profits Interests.



                                 P-5 Partnership
                                 ---------------

                                              2000
                    ------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                  --------         ---------         ---------         ---------

Total Revenues    $241,103          $350,038          $408,086          $503,247
Gross Profit(1)    201,787           316,654           368,181           504,452
Net Income         159,445           283,836           334,080           471,808
Limited Partners'
   Net Income
   Per Unit           1.27              2.27              2.67              3.79


                                                1999
                   -------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                  --------         ---------         ---------         ---------

Total Revenues    $145,799          $200,659          $231,901          $284,172
Gross Profit(1)     92,382           149,085           182,444           268,886
Net Income          50,529           116,013           149,667           237,162
Limited Partners'
   Net Income          .39               .91              1.19              1.89
   Per Unit
------------------------------
(1) Total revenues less depletion of Net Profits Interests.



                                 P-6 Partnership
                                 ---------------

                                             2000
                    ------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                   -------         ---------         ---------         ---------

Total Revenues    $458,773          $537,393          $727,989          $791,303
Gross Profit(1)    378,815           473,142           648,848           680,456
Net Income         327,706           433,689           607,810           641,114
Limited Partners'
   Net Income
   Per Unit           2.16              2.86              4.02              4.23


                                               1999
                    ------------------------------------------------------------
                    First            Second             Third            Fourth
                   Quarter           Quarter           Quarter           Quarter
                   -------         ---------         ---------         ---------

Total Revenues    $209,931          $350,183          $442,607          $347,645
Gross Profit(1)    106,862           249,057           340,753           323,523
Net Income          56,362           208,766           301,175           285,188
Limited Partners'
   Net Income          .35              1.36              1.97              1.89
   Per Unit
------------------------------
(1) Total revenues less depletion of Net Profits Interests.





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

*23.1 Consent of Ryder Scott Company, Petroleum Engineers for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*23.2 Consent of Ryder Scott Company, L.P.for the Geodyne Institutional/ Pension Energy Income P-2 Limited Partnership.

*23.3 Consent of Ryder Scott Company, L.P.for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-3.

*23.4 Consent of Ryder Scott Company, L.P.for the Geodyne Institutional/ Pension Energy Income Limited Partner-ship P-4.

*23.5 Consent of Ryder Scott Company, L.P.for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5.

*23.6 Consent of Ryder Scott Company, L.P.for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6.


            All other Exhibits are omitted as inapplicable.

            ----------
            * Filed herewith.