Form 10-Q
period 2001-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2001-05-11
CIK 850427, 850428, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

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


                                                P-1 73-1330245
                                                P-2 73-1330625
              P-1 and P-2:                      P-3 73-1336573
                 Texas                          P-4 73-1341929
             P-3 through P-6:                   P-5 73-1353774
                Oklahoma                        P-6 73-1357375
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                      Number)
           organization)


       Two West Second Street, Tulsa, Oklahoma              74103
     ----------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  371,278        $  284,937
   Accounts receivable:
      Net Profits                                246,334           280,155
                                              ----------        ----------
        Total current assets                  $  617,612        $  565,092

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 872,101           892,090
                                              ----------        ----------
                                              $1,489,713        $1,457,182
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   68,341)      ($   64,717)
   Limited Partners, issued and
      outstanding, 108,074 units               1,558,054         1,521,899
                                              ----------        ----------
        Total Partners' capital               $1,489,713        $1,457,182
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                                --------          --------

REVENUES:
   Net Profits                                  $429,278          $290,633
   Interest income                                 3,292             1,988
   Gain (loss) on sale of Net
      Profits Interests                        (     136)            6,330
                                                --------          --------
                                                $432,434          $298,951

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 31,515          $ 41,448
   General and administrative
      (Note 2)                                    45,739            38,633
                                                --------          --------
                                                $ 77,254          $ 80,081
                                                --------          --------

NET INCOME                                      $355,180          $218,870
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 38,025          $ 25,419
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $317,155          $193,451
                                                ========          ========
NET INCOME per unit                             $   2.93          $   1.79
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $355,180          $218,870
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 31,515            41,448
      (Gain) loss on sale of Net Profits
        Interests                                    136         (   6,330)
      (Increase) decrease in accounts
        receivable - Net Profits                  33,821         (  34,878)
      Increase in accounts receivable -
        General Partner                                -         (   6,330)
                                                --------          --------
Net cash provided by operating
   activities                                   $420,652          $212,780
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,662)        ($  2,645)
   Proceeds from sale of Net Profits
      Interests                                        -             6,330
                                                --------          --------
Net cash provided (used) by investing
   activities                                  ($ 11,662)         $  3,685
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($322,649)        ($201,685)
                                                --------          --------
Net cash used by financing activities          ($322,649)        ($201,685)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 86,341          $ 14,780

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           284,937           182,743
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $371,278          $197,523
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                March 31,      December 31,
                                                  2001             2000
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  276,985       $  223,864
   Accounts receivable:
      Net Profits                                 200,837          229,168
                                               ----------       ----------
        Total current assets                   $  477,822       $  453,032

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  761,215          761,996
                                               ----------       ----------
                                               $1,239,037       $1,215,028
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   51,353)     ($   48,478)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,290,390        1,263,506
                                               ----------       ----------
        Total Partners' capital                $1,239,037       $1,215,028
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ---------          ---------

REVENUES:
   Net Profits                                 $340,356          $189,228
   Interest income                                2,530             1,619
   Gain (loss) on sale of Net
      Profits Interests                       (      93)            4,322
                                               --------          --------
                                               $342,793          $195,169

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 25,510          $ 33,580
   General and administrative
      (Note 2)                                   40,698            32,185
                                               --------          --------
                                               $ 66,208          $ 65,765
                                               --------          --------

NET INCOME                                     $276,585          $129,404
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 29,701          $ 15,801
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $246,884          $113,603
                                               ========          ========
NET INCOME per unit                            $   2.74          $   1.26
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001               2000
                                                --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $276,585           $129,404
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 25,510             33,580
      Gain (loss) on sale of Net Profits
        Interests                                     93          (   4,322)
      (Increase) decrease in accounts
        receivable - Net Profits                  28,331          (   3,701)
      Increase in accounts receivable -
        General Partner                                -          (   4,322)
                                                --------           --------
Net cash provided by operating
   activities                                   $330,519           $150,639
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 24,822)         ($  1,887)
   Proceeds from sale of Net Profits
      Interests                                        -              4,322
                                                --------           --------
Net cash provided (used) by investing
   activities                                  ($ 24,822)          $  2,435
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($252,576)         ($151,492)
                                                --------           --------
Net cash used by financing activities          ($252,576)         ($151,492)
                                                --------           --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 53,121           $  1,582

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           223,864            148,106
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $276,985           $149,688
                                                ========           ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  526,257        $  416,457
   Accounts receivable:
      General Partner (Note 2)                         -               512
      Net Profits                                374,939           428,390
                                              ----------        ----------
        Total current assets                  $  901,196        $  845,359

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,420,621         1,420,233
                                              ----------        ----------
                                              $2,321,817        $2,265,592
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   92,401)      ($   86,997)
   Limited Partners, issued and
      outstanding, 169,637 units               2,414,218         2,352,589
                                              ----------        ----------
        Total Partners' capital               $2,321,817        $2,265,592
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                --------         ---------

REVENUES:
   Net Profits                                  $633,942          $339,774
   Interest income                                 4,739             3,249
   Gain (loss) on sale of Net
      Profits Interests                        (     172)            7,975
                                                --------          --------
                                                $638,509          $350,998

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 47,291          $ 62,206
   General and administrative
      (Note 2)                                    62,983            60,612
                                                --------          --------
                                                $110,274          $122,818
                                                --------          --------

NET INCOME                                      $528,235          $228,180
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 56,606          $ 13,735
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $471,629          $214,445
                                                ========          ========
NET INCOME per unit                             $   2.78          $   1.26
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                    2001           2000
                                                  --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $528,235        $228,180
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   47,291          62,206
      (Gain) loss on sale of Net Profits
        Interests                                      172       (   7,975)
      Decrease in accounts receivable -
        Net Profits                                 53,451           1,297
      (Increase) decrease in accounts
        receivable - General Partner                   512       (   7,975)
                                                  --------        --------
Net cash provided by operating
   activities                                     $629,661        $275,733
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 47,851)      ($  3,491)
   Proceeds from sale of Net Profits
      Interests                                          -           7,975
                                                  --------        --------
Net cash provided (used) by investing
   activities                                    ($ 47,851)       $  4,484
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($472,010)      ($271,162)
                                                  --------        --------
Net cash used by financing activities            ($472,010)      ($271,162)
                                                  --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $109,800        $  9,055

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             416,457         284,040
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $526,257        $293,095
                                                  ========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2001              2000
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  603,375        $  439,461
   Accounts receivable:
      Net Profits                                541,337           526,603
                                              ----------        ----------
        Total current assets                  $1,144,712        $  966,064

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 716,110           750,294
                                              ----------        ----------
                                              $1,860,822        $1,716,358
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   53,578)      ($   54,697)
   Limited Partners, issued and
      outstanding, 126,306 units               1,914,400         1,771,055
                                              ----------        ----------
        Total Partners' capital               $1,860,822        $1,716,358
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                               ---------          --------

REVENUES:
   Net Profits                                  $711,237          $214,900
   Interest income                                 5,542             2,201
                                                --------          --------
                                                $716,779          $217,101

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 33,861          $ 45,078
   General and administrative
      (Note 2)                                    50,875            45,122
                                                --------          --------
                                                $ 84,736          $ 90,200
                                                --------          --------

NET INCOME                                      $632,043          $126,901
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 65,698          $ 16,527
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $566,345          $110,374
                                                ========          ========
NET INCOME per unit                             $   4.48          $    .87
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001            2000
                                                ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $632,043        $126,901
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 33,861          45,078
      Increase in accounts receivable -
        Net Profits                            (  14,734)      (  37,271)
                                                --------        --------
Net cash provided by operating
   activities                                   $651,170        $134,708
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $      -       ($  2,991)
   Proceeds from sale of Net Profits
      Interests                                      323          20,392
                                                --------        --------
Net cash provided by investing
   activities                                   $    323        $ 17,401
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($487,579)      ($153,260)
                                                --------        --------
Net cash used by financing activities          ($487,579)      ($153,260)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $163,914       ($  1,151)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           439,461         188,928
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $603,375        $187,777
                                                ========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                March 31,      December 31,
                                                  2001             2000
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  767,198       $  440,454
   Accounts receivable:
      Net Profits                                 379,586          351,685
                                               ----------       ----------
        Total current assets                   $1,146,784       $  792,139

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  716,983          730,201
                                               ----------       ----------
                                               $1,863,767       $1,522,340
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   59,919)     ($   60,882)
   Limited Partners, issued and
      outstanding, 118,449 units                1,923,686        1,583,222
                                               ----------       ----------
        Total Partners' capital                $1,863,767       $1,522,340
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)



                                                  2001              2000
                                               ---------         ---------

REVENUES:
   Net Profits                                  $881,354          $238,553
   Interest income                                 5,659             2,550
                                                --------          --------
                                                $887,013          $241,103

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 29,527          $ 39,316
   General and administrative
      (Note 2)                                    48,684            42,342
                                                --------          --------
                                                $ 78,211          $ 81,658
                                                --------          --------

NET INCOME                                      $808,802          $159,445
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 41,338          $  9,417
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $767,464          $150,028
                                                ========          ========
NET INCOME per unit                             $   6.48          $   1.27
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001             2000
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $808,802        $159,445
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 29,527          39,316
      Increase in accounts receivable -
        Net Profits                            (  27,901)      (  12,354)
                                                --------        --------
Net cash provided by operating
   activities                                   $810,428        $186,407
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 16,309)       $      -
                                                --------        --------
Net cash used by investing activities          ($ 16,309)       $      -
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($467,375)      ($190,193)
                                                --------        --------
Net cash used by financing activities          ($467,375)      ($190,193)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $326,744       ($  3,786)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           440,454         217,441
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $767,198        $213,655
                                                ========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  972,750       $  691,186
   Accounts receivable:
      Net Profits                                 464,676          429,205
                                               ----------       ----------
        Total current assets                   $1,437,426       $1,120,391

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,460,989        1,504,674
                                               ----------       ----------
                                               $2,898,415       $2,625,065
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   74,415)     ($   75,505)
   Limited Partners, issued and
      outstanding, 143,041 units                2,972,830        2,700,570
                                               ----------       ----------
        Total Partners' capital                $2,898,415       $2,625,065
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                   2001            2000
                                                ----------       ---------

REVENUES:
   Net Profits                                  $1,109,194        $455,060
   Interest income                                   8,226           3,713
                                                ----------        --------
                                                $1,117,420        $458,773

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $   52,388        $ 79,958
   General and administrative
      (Note 2)                                      55,617          51,109
                                                ----------        --------
                                                $  108,005        $131,067
                                                ----------        --------

NET INCOME                                      $1,009,415        $327,706
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $   52,155        $ 19,398
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $  957,260        $308,308
                                                ==========        ========
NET INCOME per unit                             $     6.69        $   2.16
                                                ==========        ========
UNITS OUTSTANDING                                  143,041         143,041
                                                ==========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,009,415          $327,706
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 52,388            79,958
      Increase in accounts receivable -
         Net Profits                         (    35,471)        (  49,280)
                                              ----------          --------
Net cash provided by operating
   activities                                 $1,026,332          $358,384
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    8,703)        ($ 37,129)
   Proceeds from sale of Net Profits
      Interests                                        -               543
                                              ----------          --------
Net cash used by investing activities        ($    8,703)        ($ 36,586)
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  736,065)        ($352,366)
                                              ----------          --------
Net cash used by financing activities        ($  736,065)        ($352,366)
                                              ----------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  281,564         ($ 30,568)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           691,186           339,386
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  972,750          $308,818
                                              ==========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2001, combined statements of operations for the three months ended March 31, 2001 and 2000, and combined statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2001, the combined results of operations for the three months ended March 31, 2001 and 2000, and the combined cash flows for the three months ended March 31, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $17,299                  $28,440
               P-2                   16,989                   23,709
               P-3                   18,343                   44,640
               P-4                   17,635                   33,240
               P-5                   17,514                   31,170
               P-6                   17,976                   37,641

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivable from the General Partner at December 31, 2000 for the P-3 Partnership represents accrued proceeds and interest due from the General Partner for the sale of certain oil and gas properties during 2000. Such amount was collected subsequent to December 31, 2000.

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 2000.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ---------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $429,278         $290,633
      Barrels produced                               4,992            5,732
      Mcf produced                                  69,569           92,487
      Average price/Bbl                           $  28.85         $  27.33
      Average price/Mcf                           $   5.33         $   2.25

      As shown in the table above, total Net Profits increased $138,645 (47.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $214,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $20,000 and $52,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 740 barrels and 22,918 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. This decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended March 31, 2000 and (ii) normal declines in production. Average oil and gas prices increased to $28.85 per barrel and $5.33 per Mcf, respectively, for the three months ended March 31, 2001 from $27.33 per barrel and $2.25 per Mcf, respectively, for the three months ended March 31, 2000.

      Depletion of Net Profits Interests decreased $9,933 (24.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 7.3% for the three months ended March 31, 2001 from 14.3% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $7,106 (18.4%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to a change in allocation of audit fees among the P-1 Partnership and other affiliated partnerships. As a percentage of Net Profits, these expenses decreased to 10.7% for the three months ended March 31, 2001 from 13.3% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2001 were $13,085,558 or 121.08% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $340,356         $189,228
      Barrels produced                               3,490            4,019
      Mcf produced                                  56,754           73,220
      Average price/Bbl                           $  28.83         $  27.33
      Average price/Mcf                           $   5.46         $   1.89

      As shown in the table above, total Net Profits increased $151,128 (79.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $202,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $31,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 529 barrels and 16,466 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. This decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser during the three months ended March 31, 2000 on two significant wells and (ii) normal declines in production. Average oil and gas prices increased to $28.83 per barrel and $5.46 per Mcf, respectively, for the three months ended March 31, 2001 from $27.33 per barrel and $1.89 per Mcf, respectively, for the three months ended March 31, 2000.

      Depletion of Net Profits Interests decreased $8,070 (24.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 7.5% for the three months ended March 31, 2001 from 17.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $8,513 (26.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to a change in allocation of audit fees among the P-2 Partnership and other affiliated partnerships. As a percentage of Net Profits, these expenses decreased to 12.0% for the three months ended March 31, 2001 from 17.0% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2001  were  $9,978,561  or  110.76%  of  the  Limited   Partners'  capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $633,942         $339,774
      Barrels produced                               6,447            7,431
      Mcf produced                                 106,086          136,594
      Average price/Bbl                           $  28.84         $  27.33
      Average price/Mcf                           $   5.46         $   1.81

      As shown in the table above, total Net Profits increased $294,168 (86.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $387,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $55,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 984 barrels and 30,508 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during 2000 and (ii) normal declines in production. This decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser during the three months ended March 31, 2000 on two significant wells and (ii) normal declines in production. Average oil and gas prices increased to $28.84 per barrel and $5.46 per Mcf, respectively, for the three months ended March 31, 2001 from $27.33 per barrel and $1.81 per Mcf, respectively, for the three months ended March 31, 2000.

      Depletion of Net Profits Interests decreased $14,915 (24.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 7.5% for the three months ended March 31, 2001 from 18.3% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,371 (3.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of Net Profits, these expenses decreased to 9.9% for the three months ended March 31, 2001 from 17.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2001 were $18,125,401 or 106.85% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $711,237         $214,900
      Barrels produced                               5,862            6,150
      Mcf produced                                  90,239           77,703
      Average price/Bbl                           $  28.60         $  26.70
      Average price/Mcf                           $   7.19         $   2.05

      As shown in the table above, total Net Profits increased $496,337 (231.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $464,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 288 barrels, while volumes of gas sold increased 12,536 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase in volumes of gas sold was primarily due to the successful completion of a new well during 2000. Average oil and gas prices increased to $28.60 per barrel and $7.19 per Mcf, respectively, for the three months ended March 31, 2001 from $26.70 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 2000.

      Depletion of Net Profits Interests decreased $11,217 (24.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 4.8% for the three months ended March 31, 2001 from 21.0% for the three months ended March 31, 2000. This percentage decrease was primarily due the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,753 (12.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to a change in allocation of audit fees among the P-4 Partnership and other affiliated partnerships. As a percentage of Net Profits, these expenses decreased to 7.2% for the three months ended March 31, 2001 from 21.0% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through March 31, 2001 were $13,891,945 or 109.99% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $881,354         $238,553
      Barrels produced                               1,151            1,690
      Mcf produced                                 140,730          119,469
      Average price/Bbl                           $  29.14         $  28.30
      Average price/Mcf                           $   7.02         $   2.34

      As shown in the table above, total Net Profits increased $642,801 (269.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $659,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 539 barrels, while volumes of gas sold increased 21,261 Mcf for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during 2000 and (ii) receipt of an increased percentage of sales on that same well during the three months ended March 31, 2001 due to gas balancing. Average oil and gas prices increased to $29.14 per barrel and $7.02 per Mcf, respectively, for the three months ended March 31, 2001 from $28.30 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2000.

      Depletion of Net Profits Interests decreased $9,789 (24.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 3.4% for the three months ended March 31, 2001 from 16.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,342 (15.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to a change in allocation of audit fees among the P-5 Partnership and other affiliated partnerships. As a percentage of Net Profits, these expenses decreased to 5.5% for the three months ended March 31, 2001 from 17.7% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2001  were  $9,309,759  or  78.60%  of  the  Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ---------------------------
                                                    2001             2000
                                                ----------         --------
      Net Profits                               $1,109,194         $455,060
      Barrels produced                               3,472            4,203
      Mcf produced                                 188,883          215,861
      Average price/Bbl                         $    25.44         $  26.81
      Average price/Mcf                         $     6.53         $   2.44

      As shown in the table above, total Net Profits increased $654,134 (143.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $772,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $66,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 731 barrels and 26,978 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to declining oil sales in 2001 on several wells in one field. The decrease in volumes of gas sold was primarily due to the P-6 Partnership's receipt of a decreased percentage of sales on one significant well during the three months ended March 31, 2001 due to gas balancing. Average oil prices decreased to $25.44 per barrel for the three months ended March 31, 2001 from $26.81 per barrel for the three months ended March 31, 2000. Average gas prices increased to $6.53 per Mcf for the three months ended March 31, 2001 from $2.44 per Mcf for the three months ended March 31, 2000.

      Depletion of Net Profits Interests decreased $27,570 (34.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 4.7% for the three months ended March 31, 2001 from 17.6% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $4,508 (8.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of Net Profits, these expenses decreased to 5.0% for the three months ended March 31, 2001 from 11.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2001  were  $13,075,248  or  91.41%  of  the  Limited   Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2001:

                  Date of Event                       January 26, 2001
                  Date filed with the SEC             January 26, 2001
                  Items Included                      Item 5 - Other Events
                                                      Item 7 - Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME P-1 LIMITED PARTNERSHIP
                                   GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME P-2 LIMITED PARTNERSHIP
                                   GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      NCOME LIMITED PARTNERSHIP P-3
                                   GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME LIMITED PARTNERSHIP P-4
                                   GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      INCOME LIMITED PARTNERSHIP P-5
                                   GEODYNE INSTITUTIONAL/PENSION ENERGY
                                      iNCOME LIMITED PARTNERSHIP P-6


                                   (Registrant)

                                   BY:   GEODYNE RESOURCES, INC.

                                         General Partner


Date:  May 11, 2001                By:       /s/Dennis R. Neill
                                       --------------------------------
                                            (Signature)
                                            Dennis R. Neill
                                            President


Date:  May 11, 2001                By:      /s/Patrick M. Hall
                                       --------------------------------
                                           (Signature)
                                           Patrick M. Hall
                                           Principal Accounting Officer