Form 10-Q
period 2001-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP
filed 2001-08-14
CIK 850427, 869801, 863832, 860744, 854066, 850428

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  389,851        $  284,937
   Accounts receivable:
      Net Profits                                215,030           280,155
                                              ----------        ----------
        Total current assets                  $  604,881        $  565,092

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 839,476           892,090
                                              ----------        ----------
                                              $1,444,357        $1,457,182
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   71,805)      ($   64,717)
   Limited Partners, issued and
      outstanding, 108,074 units               1,516,162         1,521,899
                                              ----------        ----------
        Total Partners' capital               $1,444,357        $1,457,182
                                              ==========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------        ----------

REVENUES:
   Net Profits                                  $430,320          $293,033
   Interest income                                 3,181             2,352
   Gain (loss) on sale of Net Profits
      Interests                                (     544)            6,618
                                                --------          --------
                                                $432,957          $302,003

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 37,271          $ 32,748
   General and administrative
      (Note 2)                                    29,970            30,019
                                                --------          --------
                                                $ 67,241          $ 62,767
                                                --------          --------

NET INCOME                                      $365,716          $239,236
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 39,608          $ 26,635
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $326,108          $212,601
                                                ========          ========
NET INCOME per unit                             $   3.02          $   1.97
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------        ----------

REVENUES:
   Net Profits                                  $859,598          $583,666
   Interest income                                 6,473             4,340
   Gain (loss) on sale of Net Profits
      Interests                                (     680)           12,948
                                                --------          --------
                                                $865,391          $600,954

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 68,786          $ 74,196
   General and administrative
      (Note 2)                                    75,709            68,652
                                                --------          --------
                                                $144,495          $142,848
                                                --------          --------

NET INCOME                                      $720,896          $458,106
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 77,633          $ 52,054
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $643,263          $406,052
                                                ========          ========
NET INCOME per unit                             $   5.95          $   3.76
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $720,896          $458,106
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 68,786            74,196
      (Gain) loss on sale of Net Profits
        Interests                                    680         (  12,948)
      (Increase) decrease in accounts
        receivable - Net Profits                  65,125         (  81,320)
                                                --------          --------
Net cash provided by operating
   activities                                   $855,487          $438,034
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 16,852)        ($ 10,239)
   Proceeds from sale of Net Profits
      Interests                                        -            14,720
                                                --------          --------
Net cash provided (used) by investing
   activities                                  ($ 16,852)         $  4,481
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($733,721)        ($416,681)
                                                --------          --------
Net cash used by financing activities          ($733,721)        ($416,681)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $104,914          $ 25,834

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           284,937           182,743
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $389,851          $208,577
                                                ========          ========







         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                June 30,       December 31,
                                                  2001             2000
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  303,259       $  223,864
   Accounts receivable:
      Net Profits                                 176,313          229,168
                                               ----------       ----------
        Total current assets                   $  479,572       $  453,032

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  737,898          761,996
                                               ----------       ----------
                                               $1,217,470       $1,215,028
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   54,042)     ($   48,478)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,271,512        1,263,506
                                               ----------       ----------
        Total Partners' capital                $1,217,470       $1,215,028
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Net Profits                                 $338,697          $249,167
   Interest income                                2,405             1,763
   Gain (loss) on sale of Net Profits
      Interests                               (     570)            4,638
                                               --------          --------
                                               $340,532          $255,568

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 30,308          $ 26,972
   General and administrative
      (Note 2)                                   25,102            25,164
                                               --------          --------
                                               $ 55,410          $ 52,136
                                               --------          --------

NET INCOME                                     $285,122          $203,432
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 31,000          $ 22,594
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $254,122          $180,838
                                               ========          ========
NET INCOME per unit                            $   2.82          $   2.01
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Net Profits                                 $679,053          $438,395
   Interest income                                4,935             3,382
   Gain (loss) on sale of Net Profits
      Interests                               (     663)            8,960
                                               --------          --------
                                               $683,325          $450,737

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 55,818          $ 60,552
   General and administrative
      (Note 2)                                   65,800            57,349
                                               --------          --------
                                               $121,618          $117,901
                                               --------          --------

NET INCOME                                     $561,707          $332,836
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 60,701          $ 38,395
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $501,006          $294,441
                                               ========          ========
NET INCOME per unit                            $   5.56          $   3.27
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001               2000
                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $561,707           $332,836
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 55,818             60,552
      (Gain) loss on sale of Net Profits
        Interests                                    663          (   8,960)
      (Increase) decrease in accounts
        receivable - Net Profits                  52,855          (  63,029)
                                                --------           --------
Net cash provided by operating
   activities                                   $671,043           $321,399
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 32,383)         ($  6,992)
   Proceeds from sale of Net Profits
      Interests                                        -             10,721
                                                --------           --------
Net cash provided (used) by investing
   activities                                  ($ 32,383)          $  3,729
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($559,265)         ($315,788)
                                                --------           --------
Net cash used by financing activities          ($559,265)         ($315,788)
                                                --------           --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 79,395           $  9,340

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           223,864            148,106
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $303,259           $157,446
                                                ========           ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  564,799        $  416,457
   Accounts receivable:
      General Partner (Note 2)                         -               512
      Net Profits                                328,335           428,390
                                              ----------        ----------
        Total current assets                  $  893,134        $  845,359

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,377,988         1,420,233
                                              ----------        ----------
                                              $2,271,122        $2,265,592
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   97,497)      ($   86,997)
   Limited Partners, issued and
      outstanding, 169,637 units               2,368,619         2,352,589
                                              ----------        ----------
        Total Partners' capital               $2,271,122        $2,265,592
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------        ----------

REVENUES:
   Net Profits                                  $630,221          $472,733
   Interest income                                 4,611             3,525
   Gain (loss) on sale of Net Profits
      Interests                                (   1,132)            8,570
                                                --------          --------
                                                $633,700          $484,828

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 55,999          $ 50,023
   General and administrative
      (Note 2)                                    46,613            46,631
                                                --------          --------
                                                $102,612          $ 96,654
                                                --------          --------

NET INCOME                                      $531,088          $388,174
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 57,687          $ 42,967
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $473,401          $345,207
                                                ========          ========
NET INCOME per unit                             $   2.79          $   2.04
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                               ------------      ----------

REVENUES:
   Net Profits                                  $1,264,163        $812,507
   Interest income                                   9,350           6,774
   Gain (loss) on sale of Net Profits
      Interests                                (     1,304)         16,545
                                                ----------        --------
                                                $1,272,209        $835,826

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  103,290        $112,229
   General and administrative
      (Note 2)                                     109,596         107,243
                                                ----------        --------
                                                $  212,886        $219,472
                                                ----------        --------

NET INCOME                                      $1,059,323        $616,354
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $  114,293        $ 56,702
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $  945,030        $559,652
                                                ==========        ========
NET INCOME per unit                             $     5.57        $   3.30
                                                ==========        ========
UNITS OUTSTANDING                                  169,637         169,637
                                                ==========        ========







         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                               ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,059,323        $616,354
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  103,290         112,229
      (Gain) loss on sale of Net Profits
        Interests                                    1,304       (  16,545)
      Decrease in accounts receivable -
        General Partner                                512              -
      (Increase) decrease in accounts
        receivable - Net Profits                   100,055       ( 118,168)
                                                ----------        --------
Net cash provided by operating
   activities                                   $1,264,484        $593,870
                                                ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   62,349)      ($ 12,902)
   Proceeds from sale of Net Profits
      Interests                                          -          19,845
                                                ----------        --------
Net cash provided (used) by investing
   activities                                  ($   62,349)       $  6,943
                                                ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,053,793)      ($579,737)
                                                ----------        --------
Net cash used by financing activities          ($1,053,793)      ($579,737)
                                                ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  148,342        $ 21,076

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             416,457         284,040
                                                ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  564,799        $305,116
                                                ==========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  457,521        $  439,461
   Accounts receivable:
      Net Profits                                454,807           526,603
                                              ----------        ----------
        Total current assets                  $  912,328        $  966,064

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 701,607           750,294
                                              ----------        ----------
                                              $1,613,935        $1,716,358
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   62,027)      ($   54,697)
   Limited Partners, issued and
      outstanding, 126,306 units               1,675,962         1,771,055
                                              ----------        ----------
        Total Partners' capital               $1,613,935        $1,716,358
                                              ==========        ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------         --------

REVENUES:
   Net Profits                                  $453,352          $327,858
   Interest income                                 4,902             2,326
   Gain (loss) on sale of Net Profits
      Interests                                (     813)              523
                                                --------          --------
                                                $457,441          $330,707

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 32,502          $ 45,039
   General and administrative
      (Note 2)                                    34,943            34,939
                                                --------          --------
                                                $ 67,445          $ 79,978
                                                --------          --------

NET INCOME                                      $389,996          $250,729
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 41,434          $ 28,894
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $348,562          $221,835
                                                ========          ========
NET INCOME per unit                             $   2.76          $   1.76
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                               ------------       --------

REVENUES:
   Net Profits                                  $1,164,589        $542,758
   Interest income                                  10,444           4,527
   Gain (loss) on sale of Net Profits
      Interests                                (       813)            523
                                                ----------        --------
                                                $1,174,220        $547,808

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $   66,363        $ 90,117
   General and administrative
      (Note 2)                                      85,818          80,061
                                                ----------        --------
                                                $  152,181        $170,178
                                                ----------        --------

NET INCOME                                      $1,022,039        $377,630
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $  107,132        $ 45,421
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $  914,907        $332,209
                                                ==========        ========
NET INCOME per unit                             $     7.24        $   2.63
                                                ==========        ========
UNITS OUTSTANDING                                  126,306         126,306
                                                ==========        ========






         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001             2000
                                             ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,022,039        $377,630
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 66,363          90,117
      (Gain) loss on sale of Net Profits
        Interests                                    813       (     523)
      (Increase) decrease in accounts
        receivable - Net Profits                  71,796       ( 112,609)
                                              ----------        --------
Net cash provided by operating
   activities                                 $1,161,011        $354,615
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   18,533)      ($     11)
   Proceeds from sale of Net Profits
      Interests                                       44          15,830
                                              ----------        --------
Net cash provided (used) by
   investing activities                      ($   18,489)       $ 15,819
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,124,462)      ($346,215)
                                              ----------        --------
Net cash used by financing activities        ($1,124,462)      ($346,215)
                                              ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $   18,060        $ 24,219

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           439,461         188,928
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  457,521        $213,147
                                              ==========        ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2001             2000
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  532,343       $  440,454
   Accounts receivable:
      Net Profits                                 258,521          351,685
                                               ----------       ----------
        Total current assets                   $  790,864       $  792,139

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  693,610          730,201
                                               ----------       ----------
                                               $1,484,474       $1,522,340
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   66,213)     ($   60,882)
   Limited Partners, issued and
      outstanding, 118,449 units                1,550,687        1,583,222
                                               ----------       ----------
        Total Partners' capital                $1,484,474       $1,522,340
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)



                                                  2001              2000
                                               ----------        ----------

REVENUES:
   Net Profits                                  $452,545          $298,226
   Interest income                                 5,650             2,772
   Gain (loss) on sale of Net
      Profits Interests                        (     246)           49,040
                                                --------          --------
                                                $457,949          $350,038

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 23,364          $ 33,384
   General and administrative
      (Note 2)                                    32,845            32,818
                                                --------          --------
                                                $ 56,209          $ 66,202
                                                --------          --------

NET INCOME                                      $401,740          $283,836
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 20,739          $ 14,088
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $381,001          $269,748
                                                ========          ========
NET INCOME per unit                             $   3.22          $   2.27
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)



                                                 2001               2000
                                             ------------         --------

REVENUES:
   Net Profits                                $1,333,899          $536,779
   Interest income                                11,309             5,322
   Gain (loss) on sale of Net
      Profits Interests                      (       246)           49,040
                                              ----------          --------
                                              $1,344,962          $591,141

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   52,891          $ 72,700
   General and administrative
      (Note 2)                                    81,529            75,160
                                              ----------          --------
                                              $  134,420          $147,860
                                              ----------          --------

NET INCOME                                    $1,210,542          $443,281
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   62,077          $ 23,505
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $1,148,465          $419,776
                                              ==========          ========
NET INCOME per unit                           $     9.70          $   3.54
                                              ==========          ========
UNITS OUTSTANDING                                118,449           118,449
                                              ==========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001             2000
                                             ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,210,542        $443,281
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 52,891          72,700
      (Gain) loss on sale of Net
        Profits Interests                            246       (  49,040)
      (Increase) decrease in accounts
        receivable - Net Profits                  93,164       (  86,941)
                                              ----------        --------
Net cash provided by operating
   activities                                 $1,356,843        $380,000
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   16,546)       $      -
   Proceeds from sale of Net Profits
      Interests                                        -          49,040
                                              ----------        --------
Net cash provided (used) investing
   activities                                ($   16,546)       $ 49,040
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,248,408)      ($377,885)
                                              ----------        --------
Net cash used by financing activities        ($1,248,408)      ($377,885)
                                              ----------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $   91,889        $ 51,155

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           440,454         217,441
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  532,343        $268,596
                                              ==========        ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  736,640       $  691,186
   Accounts receivable:
      Net Profits                                 323,267          429,205
                                               ----------       ----------
        Total current assets                   $1,059,907       $1,120,391

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,415,464        1,504,674
                                               ----------       ----------
                                               $2,475,371       $2,625,065
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   81,951)     ($   75,505)
   Limited Partners, issued and
      outstanding, 143,041 units                2,557,322        2,700,570
                                               ----------       ----------
        Total Partners' capital                $2,475,371       $2,625,065
                                               ==========       ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------         --------

REVENUES:
   Net Profits                                  $659,542          $512,237
   Interest income                                 7,623             4,062
   Gain (loss) on sale of Net Profits
      Interests                                (      90)           21,094
                                                --------          --------
                                                $667,075          $537,393

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 45,521          $ 64,251
   General and administrative
      (Note 2)                                    39,521            39,453
                                                --------          --------
                                                $ 85,042          $103,704
                                                --------          --------

NET INCOME                                      $582,033          $433,689
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 30,541          $ 23,609
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $551,492          $410,080
                                                ========          ========
NET INCOME per unit                             $   3.86          $   2.86
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                               ------------       --------

REVENUES:
   Net Profits                                  $1,768,736        $967,297
   Interest income                                  15,849           7,775
   Gain (loss) on sale of Net Profits
      Interests                                (        90)         21,094
                                                ----------        --------
                                                $1,784,495        $996,166

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $   97,909        $144,209
   General and administrative
      (Note 2)                                      95,138          90,562
                                                ----------        --------
                                                $  193,047        $234,771
                                                ----------        --------

NET INCOME                                      $1,591,448        $761,395
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $   82,696        $ 43,007
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $1,508,752        $718,388
                                                ==========        ========
NET INCOME per unit                             $    10.55        $   5.02
                                                ==========        ========
UNITS OUTSTANDING                                  143,041         143,041
                                                ==========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                             ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,591,448          $761,395
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 97,909           144,209
      (Gain) loss on sale of Net Profits
        Interests                                     90         (  21,094)
      (Increase) decrease in accounts
        receivable -  Net Profits                105,938         ( 168,038)
                                              ----------          --------
Net cash provided by operating
   activities                                 $1,795,385          $716,472
                                              ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    8,789)        ($ 38,134)
   Proceeds from sale of Net Profits
      Interests                                        -            22,658
                                              ----------          --------
Net cash used by investing
   activities                                ($    8,789)        ($ 15,476)
                                              ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,741,142)        ($674,665)
                                              ----------          --------
Net cash used by financing
   activities                                ($1,741,142)        ($674,665)
                                              ----------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $   45,454          $ 26,331

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           691,186           339,386
                                              ----------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  736,640          $365,717
                                              ==========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2001, combined statements of operations for the three and six months ended June 30, 2001 and 2000, and combined statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2001, the combined results of operations for the three and six months ended June 30, 2001 and 2000, and the combined cash flows for the six months ended June 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                   $1,530                  $28,440
               P-2                    1,393                   23,709
               P-3                    1,973                   44,640
               P-4                    1,703                   33,240
               P-5                    1,675                   31,170
               P-6                    1,880                   37,641

      During the six months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $18,829                  $56,880
               P-2                   18,382                   47,418
               P-3                   20,316                   89,280
               P-4                   19,338                   66,480
               P-5                   19,189                   62,340
               P-6                   19,856                   75,282

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 2000. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $430,320         $293,033
      Barrels produced                               6,142            4,751
      Mcf produced                                  80,847           71,744
      Average price/Bbl                           $  26.60         $  28.20
      Average price/Mcf                           $   4.26         $   3.05

      As shown in the table above, total Net Profits increased $137,287 (46.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately (i) $98,000 was related to an increase in the average price of gas sold and (ii) $39,000 and $28,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by a decrease of approximately $17,000 related to an increase in production expenses. Volumes of oil and gas sold increased 1,391 barrels and 9,103 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment made by the purchaser on one significant well during the three months ended June 30, 2001 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2001. Average oil prices decreased to $26.60 per barrel for the three months ended June 30, 2001 from $28.20 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.26 per Mcf for the three months ended June 30, 2001 from $3.05 per Mcf for the three months ended June 30, 2000.

      Depletion of Net Profits Interests increased $4,523 (13.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 8.7% for the three months ended June 30, 2001 from 11.2% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 7.0% for the three months ended June 30, 2001 from 10.2% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $859,598         $583,666
      Barrels produced                              11,134           10,483
      Mcf produced                                 150,416          164,231
      Average price/Bbl                           $  27.61         $  27.72
      Average price/Mcf                           $   4.75         $   2.60

      As shown in the table above, total Net Profits increased $275,932 (47.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $324,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately (i) $36,000 related to a decrease in volumes of gas sold and (ii) $29,000 related to an increase in production expenses. Volumes of oil sold increased 651 barrels, while volumes of gas sold decreased 13,815 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Average oil prices decreased to $27.61 per barrel for the six months ended June 30, 2001 from $27.72 per barrel for the six months ended June 30, 2000. Average gas prices increased to $4.75 per Mcf for the six months ended June 30, 2001 from $2.60 per Mcf for the six months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $5,410 (7.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, this expense decreased to 8.0% for the six months ended June 30, 2001 from 12.7% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $7,057 (10.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to a change in allocation of audit fees among the P-1 Partnership and other affiliated partnerships. As a percentage of Net Profits, these expenses decreased to 8.8% for the six months ended June 30, 2001 from 11.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2001 were $13,453,558 or 124.48% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                  2001               2000
                                                  --------         --------
      Net Profits                                 $338,697         $249,167
      Barrels produced                               4,347            3,342
      Mcf produced                                  66,228           58,126
      Average price/Bbl                           $  26.61         $  28.17
      Average price/Mcf                           $   4.35         $   3.55

      As shown in the table above, total Net Profits increased $89,530 (35.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately (i) $53,000 was related to an increase in the average price of gas sold and (ii) $28,000 and $29,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by a decrease of approximately $13,000 related to an increase in production expenses. Volumes of oil and gas sold increased 1,005 barrels and 8,102 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment made by the purchaser on one significant well during the three months ended June 30, 2001 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2001. Average oil prices decreased to $26.61 per barrel for the three months ended June 30, 2001 from $28.17 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.35 per Mcf for the three months ended June 30, 2001 from $3.55 per Mcf for the three months ended June 30, 2000.

      Depletion of Net Profits Interests increased $3,336 (12.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 8.9% for the three months ended June 30, 2001 from 10.8% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 7.4% for the three months ended June 30, 2001 from 10.1% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $679,053         $438,395
      Barrels produced                               7,837            7,361
      Mcf produced                                 122,982          131,346
      Average price/Bbl                           $  27.60         $  27.71
      Average price/Mcf                           $   4.86         $   2.63

      As shown in the table above, total Net Profits increased $240,658 (54.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $275,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $24,000 related to an increase in production expenses. Volumes of oil sold increased 476 barrels, while volumes of gas sold decreased 8,364 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Average oil prices decreased to $27.60 per barrel for the six months ended June 30, 2001 from $27.71 per barrel for the six months ended June 30, 2000. Average gas prices increased to $4.86 per Mcf for the six months ended June 30, 2001 from $2.63 per Mcf for the six months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $4,734 (7.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, this expense decreased to 8.2% for the six months ended June 30, 2001 from 13.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $8,451 (14.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to a change in allocation of audit fees among the P-2 Partnership and other affiliated partnerships. As a percentage of Net Profits, these expenses decreased to 9.7% for the six months ended June 30, 2001 from 13.1% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2001 were $10,251,561 or 113.79% of the Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $630,221         $472,733
      Barrels produced                               8,040            6,181
      Mcf produced                                 123,187          108,613
      Average price/Bbl                           $  26.61         $  28.17
      Average price/Mcf                           $   4.37         $   3.64

      As shown in the table above, total Net Profits increased $157,488 (33.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately (i) $89,000 was related to an increase in the average price of gas sold and (ii) $52,000 and $53,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by a decrease of approximately $25,000 related to an increase in production expenses. Volumes of oil and gas sold increased 1,859 barrels and 14,574 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment made by the purchaser on one significant well during the three months ended June 30, 2001 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2001. Average oil prices decreased to $26.61 per barrel for the three months ended June 30, 2001 from $28.17 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.37 per Mcf for the three months ended June 30, 2001 from $3.64 per Mcf for the three months ended June 30, 2000.

      Depletion of Net Profits Interests increased $5,976 (11.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 8.9% for the three months ended June 30, 2001 from 10.6% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 7.4% for the three months ended June 30, 2001 from 9.9% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001            2000
                                                  ----------       --------
      Net Profits                                 $1,264,163       $812,507
      Barrels produced                                14,487         13,612
      Mcf produced                                   229,273        245,207
      Average price/Bbl                           $    27.61       $  27.71
      Average price/Mcf                           $     4.87       $   2.62

      As shown in the table above, total Net Profits increased $451,656 (55.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $516,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $45,000 related to an increase in production expenses. Volumes of oil sold increased 875 barrels, while volumes of gas sold decreased 15,934 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Average oil prices decreased to $27.61 per barrel for the six months ended June 30, 2001 from $27.71 per barrel for the six months ended June 30, 2000. Average gas prices increased to $4.87 per Mcf for the six months ended June 30, 2001 from $2.62 per Mcf for the six months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $8,939 (8.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, this expense decreased to 8.2% for the six months ended June 30, 2001 from 13.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $2,353 (2.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 8.7% for the six months ended June 30, 2001 from 13.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2001 were $18,644,401 or 109.91% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $453,352         $327,858
      Barrels produced                               5,704            4,818
      Mcf produced                                  86,155           85,597
      Average price/Bbl                           $  26.34         $  30.13
      Average price/Mcf                           $   5.04         $   3.49

      As shown in the table above, total Net Profits increased $125,494 (38.3%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $133,000 was related to an increase in the average price of gas sold and approximately $27,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $22,000 related to a decrease in the average price of oil sold and approximately $15,000 related to an increase in production expenses. Volumes of oil and gas sold increased 886 barrels and 558 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to successful workovers on those wells during 2000. The increase in volumes of gas sold was primarily due to the successful completion of a new well during mid 2000. Both increases were substantially offset by normal declines in production. Average oil prices decreased to $26.34 per barrel for the three months ended June 30, 2001 from $30.13 per barrel for the three months ended June 30, 2000. Average gas prices increased to $5.04 per Mcf for the three months ended June 30, 2001 from $3.49 per Mcf for the three months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $12,537 (27.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 7.2% for the three months ended June 30, 2001 from 13.7% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 7.7% for the three months ended June 30, 2001 from 10.7% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001            2000
                                                  ----------       --------
      Net Profits                                 $1,164,589       $542,758
      Barrels produced                                11,566         10,968
      Mcf produced                                   176,394        163,300
      Average price/Bbl                           $    27.48       $  28.21
      Average price/Mcf                           $     6.14       $   2.81

      As shown in the table above, total Net Profits increased $621,831 (114.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $588,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 598 barrels and 13,094 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in volumes of gas sold was primarily due to the successful completion of a new well during mid 2000. This increase was partially offset by normal declines in production. Average oil prices decreased to $27.48 per barrel for the six months ended June 30, 2001 from $28.21 per barrel for the six months ended June 30, 2000. Average gas prices increased to $6.14 per Mcf for the six months ended June 30, 2001 from $2.81 per Mcf for the six months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $23,754 (26.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 5.7% for the six months ended June 30, 2001 from 16.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses increased $5,757 (7.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 7.4% for the six months ended June 30, 2001 from 14.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2001 were $14,478,945 or 114.63% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $452,545         $298,226
      Barrels produced                               1,068            1,528
      Mcf produced                                 110,410          100,891
      Average price/Bbl                           $  26.07         $  27.25
      Average price/Mcf                           $   4.44         $   3.26

      As shown in the table above, total Net Profits increased $154,319 (51.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $130,000 was related to an increase in the average price of gas sold and approximately $31,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 460 barrels, while volumes of gas sold increased 9,519 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during 2000 and (ii) the P-5 Partnership's receipt of an increased percentage of sales on two other significant wells during the three months ended June 30, 2001 due to gas balancing. As of the date of this Quarterly Report, Management does not know whether the gas balancing adjustment will continue in the future, thereby continuing to contribute to an increase in volumes of gas produced for the P-5 Partnership. Average oil prices decreased to $26.07 per barrel for the three months ended June 30, 2001 from $27.25 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.44 per Mcf for the three months ended June 30, 2001 from $3.26 per Mcf for the three months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $10,020 (30.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 5.2% for the three months ended June 30, 2001 from 11.2% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 7.3% for the three months ended June 30, 2001 from 11.0% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001            2000
                                                  ----------       --------
      Net Profits                                 $1,333,899       $536,779
      Barrels produced                                 2,219          3,218
      Mcf produced                                   251,140        220,360
      Average price/Bbl                           $    27.66       $  27.80
      Average price/Mcf                           $     5.89       $   2.76

      As shown in the table above, total Net Profits increased $797,120 (148.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $785,000 was related to an increase in the average price of gas sold and approximately $85,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 999 barrels, while volumes of gas sold increased 30,780 Mcf for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during 2000, (ii) an increase in production on another significant well due to the successful workover of that well during 2000, and (iii) the P-5 Partnership's receipt of an increased percentage of sales on several wells during the six months ended June 30, 2001 due to gas balancing. As of the date of this Quarterly Report, Management does not know whether the gas balancing adjustment will continue in the future, thereby continuing to contribute to an increase in volumes of gas produced for the P-5 Partnership. Average oil prices decreased to $27.66 per barrel for the six months ended June 30, 2001 from $27.80 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.89 per Mcf for the six months ended June 30, 2001 from $2.76 per Mcf for the six months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $19,809 (27.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 4.0% for the six months ended June 30, 2001 from 13.5% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses increased $6,369 (8.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 6.1% for the six months ended June 30, 2001 from 14.0% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2001  were  $10,063,759  or  84.96%  of  the  Limited   Partners'  capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $659,542         $512,237
      Barrels produced                               2,372            3,473
      Mcf produced                                 170,320          172,886
      Average price/Bbl                           $  30.38         $  29.04
      Average price/Mcf                           $   4.35         $   3.25

      As shown in the table above, total Net Profits increased $147,305 (28.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $186,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $32,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 1,101 barrels and 2,566 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001 and (ii) normal declines in production. Average oil and gas prices increased to $30.38 per barrel and $4.35 per Mcf, respectively, for the three months ended June 30, 2001 from $29.04 per barrel and $3.25 per Mcf, respectively, for the three months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $18,730 (29.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.9% for the three months ended June 30, 2001 from 12.5% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 6.0% for the three months ended June 30, 2001 from 7.7% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS
      ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2001            2000
                                                  ----------       --------
      Net Profits                                 $1,768,736       $967,297
      Barrels produced                                 5,844          7,676
      Mcf produced                                   359,203        388,747
      Average price/Bbl                           $    27.45       $  27.82
      Average price/Mcf                           $     5.50       $   2.80

      As shown in the table above, total Net Profits increased $801,439 (82.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $968,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $83,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,832 barrels and 29,544 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil prices decreased to $27.45 per barrel for the six months ended June 30, 2001 from $27.82 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.50 per Mcf for the six months ended June 30, 2001 from $2.80 per Mcf for the six months ended June 30, 2000.

      Depletion of Net Profits Interests decreased $46,300 (32.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 5.5% for the six months ended June 30, 2001 from 14.9% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $4,576 (5.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of Net Profits, these expenses decreased to 5.4% for the six months ended June 30, 2001 from 9.4% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2001 were $14,042,248 or 98.17% of the Limited Partners' capital contributions. Management anticipates that the P-6 Partnership should achieve payout with the cash distribution to be paid in August 2001. After payout, operations and revenues for the P-6 Partnership will be allocated using after payout percentages included in the P-6 Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 14, 2001              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 14, 2001              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer