Form 10-K405
period 2001-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP
filed 2002-02-26
CIK 850427, 869801, 863832, 860744, 854066, 850428

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

PART II.....................................................................22
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......22
      ITEM 6.     SELECTED FINANCIAL DATA...................................25
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................32
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 49
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............49
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................49

PART III....................................................................49
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL
                  PARTNER...................................................49
      ITEM 11.    EXECUTIVE COMPENSATION....................................50
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................58
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............60

PART IV.....................................................................61
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................61
    SIGNATURES..............................................................68

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment

Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2002, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

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


      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2001:

   Partnership            Customer                      Percentage
   -----------       ------------------------           ----------

       P-1           El Paso Energy Marketing
                       Company ("El Paso")                 22.7%
                     ONEOK Gas Marketing
                       Company ("ONEOK")                   12.0%


       P-2           El Paso                               22.4%
                     ONEOK                                 10.3%

       P-3           El Paso                               22.3%
                     ONEOK                                 10.1%


       P-4           Phibro Energy, Inc.                   26.9%
                     Valero Industrial Gas LP              24.2%
                     El Paso                               20.2%
                     Conoco, Inc.                          11.0%


       P-5           El Paso                               80.7%

       P-6           El Paso                               44.1%
                     Tejas Gas Marketing
                       Company                             15.1%

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


      Insurance Coverage

      Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 2001.

                  P/ship              Number of Wells(1)
                  ------         -----------------------------
                                 Total         Oil        Gas
                                 -----        -----      -----

                   P-1            833          657        176
                   P-2            875          678        197
                   P-3            875          678        197
                   P-4            169           79         90
                   P-5             68           20         48
                   P-6            114           32         82

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During 2001 the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.

                                                Revenue
P/ship    Well Name         County       St.    Interest   Type   Status
------   ------------     ----------     ---    --------   ----  ---------

P-1      Daberry
           No.7-1           Wheeler       TX    .00199      Gas   Producing
         Bryant
           No. 4-44         Wheeler       TX    .00225      Gas   Producing
         Jackson Unit
           No. 8            Lea           NM    .00046      Gas   Producing
         Chilton B
           No. 1-23         Gaines        TX    .00047      Gas   Shut-in
         Kay Estes
           No. 6            Edwards       TX    .00456      Gas   Producing

P-2      Daberry
           No.7-1           Wheeler       TX    .00136      Gas   Producing
         Bryant
           No. 4-44         Wheeler       TX    .00154      Gas   Producing

         Jackson Unit
           No. 8            Lea           NM    .00032      Gas   Producing
         Chilton B
           No. 1-23         Gaines        TX    .00032      Gas   Shut-in
         Kay Estes
           No. 6            Edwards       TX    .00312      Gas   Producing

P-3      Daberry
           No.7-1           Wheeler       TX    .00250      Gas   Producing
         Bryant
           No. 4-44         Wheeler       TX    .00284      Gas   Producing
         Jackson Unit
           No. 8            Lea           NM    .00058      Gas   Producing
         Chilton B
           No. 1-23         Gaines        TX    .00059      Gas   Shut-in
         Kay Estes
           No. 6            Edwards       TX    .00575      Gas   Producing

P-4      Plumbtree
           No. 5-7          Washita       OK    .00023      Gas   Producing
         Clayton
           No. 8-9          Washita       OK    .00165      Gas   Producing
         Martinez,
           DS No. 7         Webb          TX    .00351      Gas   Producing

P-5      Green No.
           4-1A             Washita       OK    .00074      Gas   Producing
         Newton Smith
           No. 3-16         Pittsburg     OK    .00156      Gas   Producing

P-6      Green No.
           4-1A             Washita       OK    .00025      Gas   Producing
         Newton Smith
           No. 3-16         Pittsburg     OK    .00053      Gas   Producing


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                               Net Production Data

                                 P-1 Partnership
                                 ---------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        23,073         17,814         24,737
      Gas (Mcf)                        290,969        304,477        357,439

   Oil and gas sales(1):
      Oil                           $  558,898     $  497,691     $  412,946
      Gas                            1,052,513      1,011,219        665,565
                                     ---------      ---------      ---------
         Total                      $1,611,411     $1,508,910     $1,078,511
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $24.22         $27.94         $16.69
      Per Mcf of gas                      3.62           3.32           1.86

----------
(1) These amounts differ from the Net Profits included in the P-1 Partnership's financial statements because they do not reflect the offset of $315,902, $258,325, and $275,972, respectively, of production expenses incurred by the Affiliated Programs.

                               Net Production Data

                                 P-2 Partnership
                                 ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        16,105         12,518        17,583
      Gas (Mcf)                        239,585        246,666       289,443

   Oil and gas sales(1):
      Oil                           $  390,553     $  349,787     $ 293,110
      Gas                              883,601        838,464       556,043
                                     ---------       -------        -------
         Total                      $1,274,154     $1,188,251     $ 849,153
                                     =========      =========       =======
   Average sales price:
      Per barrel of oil                 $24.25         $27.94        $16.67
      Per Mcf of gas                      3.69           3.40          1.92

----------
(1) These amounts differ from the Net Profits included in the P-2 Partnership's financial statements because they do not reflect the offset of $261,858, $214,517, and $230,263, respectively, of production expenses incurred by the Affiliated Programs.

                               Net Production Data

                                 P-3 Partnership
                                 ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        29,759         23,146         32,552
      Gas (Mcf)                        447,621        460,861        543,312

   Oil and gas sales(1):
      Oil                           $  721,740     $  646,749     $  542,233
      Gas                            1,653,444      1,566,811      1,044,195
                                     ---------      ---------      ---------
         Total                      $2,375,184     $2,213,560     $1,586,428
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $24.25         $27.94         $16.66
      Per Mcf of gas                      3.69           3.40           1.92

----------
(1) These amounts differ from the Net Profits included in the P-3 Partnership's financial statements because they do not reflect the offset of $488,607, $402,262, and $430,614, respectively, of production expenses incurred by the Affiliated Programs.

                               Net Production Data

                                 P-4 Partnership
                                 ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        38,934         23,482         17,505
      Gas (Mcf)                        388,416        339,221        338,882

   Oil and gas sales(1):
      Oil                           $  960,023     $  684,104     $  295,745
      Gas                            1,669,588      1,331,225        746,206
                                     ---------      ---------      ---------
         Total                      $2,629,611     $2,015,329     $1,041,951
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $24.66         $29.13         $16.89
      Per Mcf of gas                      4.30           3.92           2.20

----------
(1) These amounts differ from the Net Profits included in the P-4 Partnership's financial statements because they do not reflect the offset of $487,414, $419,053, and $295,097, respectively, of production expenses incurred by the Affiliated Programs.

                               Net Production Data

                                 P-5 Partnership
                                 ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         4,781          5,827          6,858
      Gas (Mcf)                        438,194        495,141        464,917

   Oil and gas sales(1):
      Oil                           $  122,654     $  170,821     $  117,808
      Gas                            1,925,638      1,741,689        922,397
                                     ---------      ---------      ---------
         Total                      $2,048,292     $1,912,510     $1,040,205
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $25.65         $29.32         $17.18
      Per Mcf of gas                      4.39           3.52           1.98

----------
(1) These amounts differ from the Net Profits included in the P-5 Partnership's financial statements because they do not reflect the offset of $405,549, $478,767, and $183,763, respectively, of production expenses incurred by the Affiliated Programs.

                               Net Production Data

                                 P-6 Partnership
                                 ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2001           2000           1999
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        13,190         14,022         17,227
      Gas (Mcf)                        678,969        809,428        909,561

   Oil and gas sales(1):
      Oil                           $  330,103     $  394,656     $  280,628
      Gas                            2,687,675      2,934,211      1,765,886
                                     ---------      ---------      ---------
         Total                      $3,017,778     $3,328,867     $2,046,514
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $25.03         $28.15         $16.29
      Per Mcf of gas                      3.96           3.63           1.94

----------
(1) These amounts differ from the Net Profits included in the P-6 Partnership's financial statements because they do not reflect the offset of $735,303, $860,708, and $705,730, respectively, of production expenses incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2001. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than such estimates and values at December 31, 2000. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2001 will actually be realized for such production.

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

                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves

                           As of December 31, 2001(1)

P-1 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  1,787,352
      Oil and liquids (Bbls)                                       151,869

   Net present value (discounted at 10% per annum)             $ 2,988,852


P-2 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  1,556,980
      Oil and liquids (Bbls)                                       110,986

   Net present value (discounted at 10% per annum)             $ 2,393,379


P-3 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,921,349
      Oil and liquids (Bbls)                                       205,619

   Net present value (discounted at 10% per annum)             $ 4,466,366


P-4 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,083,182
      Oil and liquids (Bbls)                                        90,296

   Net present value (discounted at 10% per annum)             $ 3,682,088


P-5 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,340,665
      Oil and liquids (Bbls)                                        29,903

   Net present value (discounted at 10% per annum)             $ 2,670,671

P-6 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,954,081
      Oil and liquids (Bbls)                                        93,698

   Net present value (discounted at 10% per annum)              $4,578,737

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


Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2001:

                                   Operated Wells
                            -----------------------------
                            Partnership  Number   Percent
                            -----------  ------   -------
                              P-1          27        1%
                              P-2          48        2%
                              P-3          48        2%
                              P-4          20        9%
                              P-5          76       28%
                              P-6         108       34%

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

                Significant Properties as of December 31, 2001
                ----------------------------------------------

                                Wells
                             Operated by
                             Affiliates      Oil         Gas
                   Total     -----------   Reserves    Reserves     Present
Basin              Wells     Number %(1)    (Bbl)       (Mcf)        Value
-----------        -----     ------ ----   --------    --------    ----------
P-1 P/ship:
  Permian          2298         2      -   144,864      835,373    $1,840,749
  Anadarko           62        21     34%    2,366      919,654     1,102,621

P-2 P/ship:
  Permian          2298         2      -    99,037      574,207    $1,262,824
  Anadarko           62        21     34%    1,882      747,707       881,163

P-3 P/ship:
  Permian          2298         2      -   182,603    1,060,868    $2,332,521
  Anadarko           62        21     34%    3,505    1,392,650     1,640,984

P-4 P/ship:
  Gulf Coast         90         5      6%   85,784    1,014,728    $2,522,086
  Anadarko           42        13     31%    2,123      853,319       974,197

P-5 P/ship:
  Anadarko           88        24     27%    4,818    1,601,420    $1,856,887
  South. Ok.
   Folded Belt       19         -      -    20,053      462,916       571,253

P-6 P/ship:
  Anadarko           88        24     27%    3,301    1,582,299    $1,834,661
  East Texas          4         3     75%    2,429    1,022,153     1,127,288
  Gulf Coast         12         1      8%    6,882      610,210       774,091
  South. Ok.
   Folded Belt       32        13     41%   71,947      249,355       487,384
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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2001.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2002, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                                Number of         Limited
              Partnership         Units           Partners
              -----------       ---------         --------

                 P-1             108,074             762
                 P-2              90,094             575
                 P-3             169,637           1,293
                 P-4             126,306             878
                 P-5             118,449             949
                 P-6             143,041             726


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


                             Repurchase Offer Prices
                             -----------------------

                      2000                          2001                2002
            -------------------------     -------------------------     ----
            1st    2nd    3rd    4th      1st     2nd    3rd   4th      1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.     Qtr.
------      ----   ----   ----   ----     ----    ----   ----  ----     ----

 P-1        $17    $15    $22    $19      $17     $13    $23   $21      $20
 P-2         17     15     21     19       16      13     23    21       20
 P-3         17     15     21     19       17      14     23    21       19
 P-4         12     11     16     14       10       6     22    19       16
 P-5         10      8     17     14       11       4     17    14       13
 P-6         15     13     24     20       15       8     26    23       21

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

      The following is a summary of cash distributions paid to the Limited Partners during 2000 and 2001 and the first quarter of 2002:

                               Cash Distributions
                              ------------------

                                 2000
            -----------------------------------------------
              1st           2nd          3rd          4th
   P/ship   Quarter       Quarter      Quarter      Quarter
   ------   -------       -------      -------      -------
    P-1      $1.67         $1.80        $1.91        $2.54
    P-2       1.51          1.63         1.71         2.41
    P-3       1.51          1.70         1.77         2.38
    P-4       1.09          1.37         1.57         2.57
    P-5       1.53          1.49         1.96         2.66
    P-6       2.34          2.13         2.53         4.17

                              2001                                 2002
            -----------------------------------------------       -------
              1st           2nd          3rd          4th           1st
   P/ship   Quarter       Quarter      Quarter      Quarter       Quarter
   ------   -------       -------      -------      -------       -------
    P-1      $2.60         $3.41        $3.57        $2.02         $1.64
    P-2       2.44          3.03         3.32         1.93          1.52
    P-3       2.42          3.06         3.29         2.06          1.52
    P-4       3.35          4.65         3.49         3.22          3.20
    P-5       3.60          6.37         4.38         2.50          1.16
    P-6       4.79          6.76         5.11         3.57          1.23

ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                          2001            2000              1999             1998            1997
                                      ------------    ------------      ------------     ------------    ------------

Net Profits                            $1,295,509      $1,250,585        $  802,539       $  694,919      $1,064,105
Net Income:
   Limited Partners                       899,400         945,012           443,201          760,585         106,676
   General Partner                        115,696         116,609            65,862           60,539          54,016
   Total                                1,015,096       1,061,621           509,063          821,124         160,692
Limited Partners' Net
   Income per Unit                           8.32            8.74              4.10             7.04             .99
Limited Partners' Cash
   Distributions per Unit                   11.60            7.92              4.32            13.59           11.43
Total Assets                            1,090,742       1,457,182         1,354,470        1,372,787       2,076,686
Partners' Capital (Deficit)
   Limited Partners                     1,168,299       1,521,899         1,431,887        1,455,686       2,164,101
   General Partner                    (    77,557)    (    64,717)      (    77,417)     (    82,899)    (    87,415)
Number of Units
   Outstanding                            108,074         108,074           108,074          108,074         108,074


                                                 Selected Financial Data

                                                     P-2 Partnership
                                                     ---------------

                                       2001              2000              1999              1998            1997
                                   ------------      ------------      ------------      ------------    ------------

Net Profits                         $1,012,296        $  973,734        $  618,890        $  538,185      $  836,494
Net Income:
   Limited Partners                    677,567           721,586           333,537           545,193          45,213
   General Partner                      89,075            89,569            31,057            36,137          41,244
   Total                               766,642           811,155           364,594           581,330          86,457
Limited Partners' Net
   Income per Unit                        7.52              8.01              3.70              6.05             .50
Limited Partners' Cash
   Distributions per Unit                10.72              7.26              4.24             11.78           10.86
Total Assets                           919,286         1,215,028         1,139,335         1,172,679       1,686,752
Partners' Capital (Deficit)
   Limited Partners                    975,073         1,263,506         1,195,920         1,243,383       1,759,190
   General Partner                 (    55,787)      (    48,478)      (    56,585)      (    70,704)    (    72,438)
Number of Units
   Outstanding                          90,094            90,094            90,094            90,094          90,094



                                                 Selected Financial Data

                                                     P-3 Partnership
                                                     ---------------

                                       2001              2000              1999            1998             1997
                                   ------------      ------------      ------------    ------------     ------------

Net Profits                         $1,886,577        $1,811,298        $1,155,814      $  997,464       $1,559,975
Net Income:
   Limited Partners                  1,277,744         1,356,720           635,523       1,009,546           30,632
   General Partner                     167,610           152,174            45,011          66,787           76,414
   Total                             1,445,354         1,508,894           680,534       1,076,333          107,046
Limited Partners' Net
   Income per Unit                        7.53              8.00              3.75            5.95              .18
Limited Partners' Cash
   Distributions per
   Unit                                  10.83              7.36              4.17           11.60            10.81
Total Assets                         1,719,156         2,265,592         2,131,160       2,183,351        3,136,542
Partners' Capital
   (Deficit)
   Limited Partners                  1,793,333         2,352,589         2,244,869       2,316,346        3,273,800
   General Partner                  (   74,177)      (    86,997)      (   113,709)    (   132,995)     (   137,258)
Number of Units
   Outstanding                         169,637           169,637           169,637         169,637          169,637




                                                 Selected Financial Data

                                                     P-4 Partnership
                                                     ---------------

                                          2001              2000            1999             1998            1997
                                      ------------      ------------    ------------     ------------    ------------

Net Profits                            $2,142,197        $1,596,276      $  746,854       $  734,526      $1,290,780
Net Income:
   Limited Partners                     1,560,544         1,187,175         367,583          357,206          52,241
   General Partner                        196,368           143,717          36,289           27,697          49,097
   Total                                1,756,912         1,330,892         403,872          384,903         101,338
Limited Partners' Net
   Income per Unit                          12.36              9.40            2.91             2.83             .41
Limited Partners' Cash
   Distributions per Unit                   14.71              6.60            3.54             6.19           11.84
Total Assets                            1,401,980         1,716,358       1,337,559        1,403,444       1,827,292
Partners' Capital (Deficit)
   Limited Partners                     1,473,599         1,771,055       1,417,880        1,497,297       1,922,091
   General Partner                    (    71,619)     (    54,697)      (   80,321)     (    93,853)    (    94,799)
Number of Units
   Outstanding                            126,306           126,306         126,306          126,306         126,306



                                                 Selected Financial Data

                                                     P-5 Partnership
                                                     ---------------

                                       2001             2000              1999             1998            1997
                                   ------------     ------------      ------------     ------------    ------------

Net Profits                         $1,642,743       $1,433,743       $  856,442       $  827,076        $1,000,125
Net Income:
   Limited Partners                  1,351,070        1,184,263          519,222          710,547       (   355,086)
   General Partner                      75,627           64,906           34,149           48,790            34,199
   Total                             1,426,697        1,249,169          553,371          759,337       (   320,887)
Limited Partners' Net
   Income per Unit                       11.41            10.00             4.38             6.00       (      3.00)
Limited Partners' Cash
   Distributions per Unit                16.85             7.64             4.66             9.04              8.45
Total Assets                           863,504        1,522,340        1,235,321        1,257,489         1,621,507
Partners' Capital (Deficit)
   Limited Partners                    938,292        1,583,222        1,303,959        1,336,737         1,696,190
   General Partner                 (    74,788)     (    60,882)     (    68,638)     (    79,248)      (    74,683)
Number of Units
   Outstanding                         118,449          118,449          118,449          118,449           118,449



                                                Selected Financial Data

                                                     P-6 Partnership
                                                     ---------------

                                       2001               2000             1999             1998             1997
                                   ------------       ------------     ------------     ------------     ------------

Net Profits                         $2,282,475         $2,468,159       $1,340,784       $1,240,100       $1,793,685
Net Income:
   Limited Partners                  1,833,293          1,897,956          796,190          739,792           97,934
   General Partner                     130,157            112,363           55,301           56,121           67,889
   Total                             1,963,450          2,010,319          851,491          795,913          165,823
Limited Partners' Net
   Income per Unit                       12.82              13.27             5.57             5.17              .68
Limited Partners' Cash
   Distributions per Unit                20.23              11.17             7.10             9.29            11.62
Total Assets                         1,552,953          2,625,065        2,314,214        2,511,782        3,112,118
Partners' Capital (Deficit)
   Limited Partners                  1,640,863          2,700,570        2,400,614        2,618,424        3,208,632
   General Partner                  (   87,910)       (    75,505)     (    86,400)     (   106,642)     (    96,514)
   Outstanding                         143,041            143,041          143,041          143,041          143,041


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnerships results of operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000 and for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

                                 P-1 Partnership
                                 ---------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total Net Profits increased $44,924 (3.6%) in 2001 as compared to 2000. Of this increase, approximately (i) $147,000 was related to an increase in volumes of oil sold and (ii) $86,000 was related to an increase in the average price of gas sold. These increases were partially offset by decreases of approximately
(i) $86,000 related to a decrease in the average price of oil sold, (ii) $57,000 related to an increase in production expenses, and (iii) $45,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 5,259 barrels, while volumes of gas sold decreased 13,508 Mcf in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2001. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. Average oil prices decreased to $24.22 per barrel in 2001 from $27.94 per barrel in 2000. Average gas prices increased to $3.62 per Mcf in 2001 from $3.32 per Mcf in 2000.

      Depletion of Net Profits Interests increased $40,700 (31.8%) in 2001 as compared to 2000. This increase was primarily due to several wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. This increase was partially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of Net Profits, this expense increased to 13.0% in 2001 from 10.2% in 2000. This percentage increase was primarily due to the dollar increase in Depletion of Net Profits Interests.

      General and administrative expenses increased $9,442 (7.3%) in 2001 as compared to 2000. As a percentage of Net Profits, these expenses increased to 10.7% in 2001 from 10.4% in 2000.

      Cumulative cash distributions to the Limited Partners through December 31, 2001 were $14,057,558 or 130.07% of the Limited Partners' capital contributions.


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


                                 P-2 Partnership
                                 ---------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total Net Profits increased $38,562 (4.0%) in 2001 as compared to 2000. Of this increase, approximately (i) $100,000 was related to an increase in volumes of oil sold and (ii) $69,000 was related to an increase in the average price of gas sold. These increases were partially offset by decreases of approximately
(i) $59,000 related to a decrease in the average price of oil sold, (ii) $47,000 related to an increase in production expenses, and (iii) $24,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,587 barrels, while volumes of gas sold decreased 7,081 Mcf in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2001. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. Average oil prices decreased to $24.25 per barrel in 2001 from $27.94 per barrel in 2000. Average gas prices increased to $3.69 per Mcf in 2001 from $3.40 per Mcf in 2000.

      Depletion of Net Profits Interests increased $43,177 (41.9%) in 2001 as compared to 2000. This increase was primarily due to several wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. This increase was partially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of Net Profits, this expense increased to 14.5% in 2001 from 10.6% in 2000. This percentage increase was primarily due to the dollar increase in Depletion of Net Profits Interests.

      General and administrative expenses increased $10,963 (10.1%) in 2001 as compared to 2000. This increase was primarily due to a change in allocation of audit fees among the P-2 Partnership and other affiliated partnerships. As a percentage of Net Profits, these expenses increased to 11.8% in 2001 from 11.1% in 2000.

      Cumulative cash distributions to the Limited Partners through December 31, 2001 were $10,724,561 or 119.04% of the Limited Partners' capital contributions.


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


                                 P-3 Partnership
                                 ---------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total Net Profits increased $75,279 (4.2%) in 2001 as compared to 2000. Of this increase, approximately (i) $185,000 was related to an increase in volumes of oil sold and (ii) $131,000 was related to an increase in the average price of gas sold. These increases were partially offset by decreases of approximately
(i) $110,000 related to a decrease in the average price of oil sold, (ii) $86,000 related to an increase in production expenses, and (iii) $45,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 6,613 barrels, while volumes of gas sold decreased 13,240 Mcf in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2001. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. Average oil prices decreased to $24.25 per barrel in 2001 from $27.94 per barrel in 2000. Average gas prices increased to $3.69 per Mcf in 2001 from $3.40 per Mcf in 2000.

      Depletion of Net Profits Interests increased $80,729 (42.1%) in 2001 as compared to 2000. This increase was primarily due to several wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. This increase was partially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of Net Profits, this expense increased to 14.4% in 2001 from 10.6% in 2000. This percentage increase was primarily due to the dollar increase in Depletion of Net Profits Interests.

      General and administrative expenses increased $4,551 (2.3%) in 2001 as compared to 2000. As a percentage of Net Profits, these expenses decreased to 11.0% in 2001 from 11.2% in 2000.

      Cumulative cash distributions to the Limited Partners through December 31, 2001 were $19,552,401 or 115.26% of the Limited Partners' capital contributions.


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

                                 P-4 Partnership
                                 ---------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total Net Profits increased $545,921 (34.2%) in 2001 as compared to 2000. Of this increase, approximately (i) $450,000 and $193,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $145,000 was related to an increase in the average price of gas sold. These increases were partially offset by decreases of approximately (i) $174,000 related to a decrease in the average price of oil sold and (ii) $68,000 related to an increase in production expenses. Volumes of oil and gas sold increased 15,452 barrels and 49,195 Mcf, respectively, in 2001 as compared to 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of a new well during mid 2000 and (ii) increased production on several wells due to the successful recompletion of those wells during 2001. These increases were partially offset by normal declines in production. The increase in production expenses was primarily due to (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several wells during 2000. Average oil prices decreased to $24.66 per barrel in 2001 from $29.13 per barrel in 2000. Average gas prices increased to $4.30 per Mcf in 2001 from $3.92 per Mcf in 2000.

      Depletion of Net Profits Interests increased $115,496 (87.6%) in 2001 as compared to 2000. This increase was primarily due to (i) two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves, (ii) the increases in volumes of oil and gas sold, and
(iii) two other significant wells being substantially depleted in 2001. These increases were partially offset by upward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of Net Profits, this expense increased to 11.5% in 2001 from 8.3% in 2000. This percentage increase was primarily due to the dollar increase in Depletion of Net Profits Interests.

      General and administrative expenses increased $5,312 (3.5%) in 2001 as compared to 2000. As a percentage of Net Profits, these expenses decreased to 7.3% in 2001 from 9.5% in 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2001 were $15,326,945 or 121.35% of the Limited Partners' capital contributions.

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


                                 P-5 Partnership
                                 ---------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total Net Profits increased $209,000 (14.6%) in 2001 as compared to 2000. Of this increase, approximately (i) $384,000 was related to an increase in the average price of gas sold and (ii) $73,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $31,000 and $200,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,046 barrels and 56,947 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment on one significant well during 2000. These decreases were partially offset by an increase in production on one significant well due to the successful recompletion of that well during 2000. The decrease in production expenses was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during 2000 and
(iii) negative prior period lease operating expense adjustments made by the operator on two significant wells during 2000. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. Average oil prices decreased to $25.65 per barrel in 2001 from $29.32 per barrel in 2000. Average gas prices increased to $4.39 per Mcf in 2001 from $3.52 per Mcf in 2000.

      Depletion of Net Profits Interests increased $15,898 (14.3%) in 2001 as compared to 2000. This increase was primarily due to one significant well being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2001. As a percentage of Net Profits, this expense decreased to 7.7% in 2001 from 7.8% in 2000.

      General and administrative expenses increased $5,930 (4.2%) in 2001 as compared to 2000. As a percentage of Net Profits, these expenses decreased to 9.0% in 2001 from 9.9% in 2000.

      Cumulative cash distributions to the Limited Partners through December 31, 2001 were $10,878,759 or 91.84% of the Limited Partners' capital contributions.


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


                                 P-6 Partnership
                                 ---------------

                      Year Ended December 31, 2001 Compared
                         to Year Ended December 31, 2000
                     --------------------------------------

      Total Net Profits decreased $185,684 (7.5%) in 2001 as compared to 2000. Of this decrease, approximately $23,000 and $473,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $41,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by increases of approximately $226,000 related to an increase in the average price of gas sold and $125,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 832 barrels and 130,459 Mcf, respectively, during 2001 as compared to 2000. The decrease in volumes of gas sold was primarily due to (i) the P-6 Partnership receiving a reduced percentage of sales on one significant well during 2001 as compared to 2000 due to gas balancing and (ii) normal declines in production. As of the date of this Annual Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced for the P-6 Partnership. The decrease in production expenses was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during 2001 and (ii) a positive prior period lease operating expense adjustment made by the operator on another significant well during 2000. Average oil prices decreased to $25.03 per barrel in 2001 from $28.15 per barrel in 2000. Average gas prices increased to $3.96 per Mcf in 2001 from $3.63 per Mcf in 2000.

      Depletion of Net Profits Interests decreased $114,343 (34.2%) in 2001 as compared to 2000. This decrease was primarily due to (i) two significant wells being fully depleted in 2000 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of Net Profits, this expense decreased to 9.6% in 2001 from 13.5% in 2000. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses increased $3,911 (2.3%) in 2001 as compared to 2000. As a percentage of Net Profits, these expenses increased to 7.7% in 2001 from 6.9% in 2000. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2001 were $15,283,248 or 106.85% of the Limited Partners' capital contributions.


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


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual equivalent units of production (one barrel of oil or six Mcf of gas) and the average proceeds received per equivalent unit of production for the oil and gas sales attributable to the Partnerships' Net Profits for the years ended December 31, 2001, 2000, and 1999.

                              2001 Compared to 2000
                              ---------------------

                   Equivalent Units                   Average Proceeds
                    of Production                    per Equivalent Unit
              -----------------------------       --------------------------
   P/ship      2001      2000      % Change        2001     2000    % Change
   ------     -------   -------    --------       ------   ------   --------

    P-1        71,568    68,560         4%        $18.10   $18.24     ( 1%)
    P-2        56,036    53,629         4%         18.07    18.16       -
    P-3       104,363    99,956         4%         18.08    18.12       -
    P-4       103,670    80,019        30%         20.66    19.95       4%
    P-5        77,813    88,351       (12%)        21.11    16.23      30%
    P-6       126,352   148,927       (15%)        18.06    16.57       9%

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 2001 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2001 would have the following remaining lives:

            Partnership       Gas-Years        Oil-Years
            -----------       ---------        ---------

                P-1               6.1             6.6
                P-2               6.5             6.9
                P-3               6.5             6.9
                P-4               5.3             2.3
                P-5               5.3             6.3
                P-6               5.8             7.1

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2001 may cause a decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      The Partnerships sold certain Net Profits Interests during 2001, 2000, and 1999. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 2001, 2000, and 1999, were as follows:

      Partnership          2001             2000             1999
      -----------        -------          -------           ------

          P-1            $17,521          $63,928           $3,456
          P-2             12,788           46,790            3,994
          P-3             23,925           86,679            7,398
          P-4              3,414           21,922            6,453
          P-5             43,097           54,584              -
          P-6             52,686           25,726              -

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


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

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

            Name              Age       Position with General Partner
      ----------------        ---      --------------------------------

      Dennis R. Neill          49      President and Director

      Judy K. Fox              50      Secretary

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

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2001, 2000, and 1999, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2001          2000         1999
            -----------       --------      --------     --------

                P-1           $113,760      $113,760     $113,760
                P-2             94,836        94,836       94,836
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2001, 2000, and 1999:

                                                  Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                  Awards              Payouts
                                 ------------------------------      -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           1999     -          -           -           -              -            -           -
                          2000     -          -           -           -              -            -           -
                          2001     -          -           -           -              -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1999   $69,485      -           -           -              -            -           -
                          2000   $67,517      -           -           -              -            -           -
                          2001   $63,160      -           -           -              -            -           -

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


                                                  Salary Reimbursements

                                                     P-2 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                  Awards              Payouts
                                 ------------------------------      -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)            1999      -         -           -           -              -           -           -
                           2000      -         -           -           -              -           -           -
                           2001      -         -           -           -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)              1999    $57,926     -           -           -              -           -           -
                           2000    $56,285     -           -           -              -           -           -
                           2001    $52,653     -           -           -              -           -           -

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


                                                  Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                  Awards              Payouts
                                 ------------------------------      -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           1999       -           -           -           -             -            -         -
                          2000       -           -           -           -             -            -         -
                          2001       -           -           -           -             -            -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1999     $109,064      -           -           -             -            -         -
                          2000     $105,975      -           -           -             -            -         -
                          2001     $ 99,137      -           -           -             -            -         -
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


                                                  Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                  Awards              Payouts
                                 ------------------------------      -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           1999       -          -          -           -              -             -         -
                          2000       -          -          -           -              -             -         -
                          2001       -          -          -           -              -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1999     $81,212      -          -           -              -             -         -
                          2000     $78,912      -          -           -              -             -         -
                          2001     $73,819      -          -           -              -             -         -
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


                                                  Salary Reimbursements

                                                     P-5 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                  Awards              Payouts
                                 ------------------------------      -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           1999       -           -         -           -              -             -         -
                          2000       -           -         -           -              -             -         -
                          2001       -           -         -           -              -             -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)             1999     $76,155       -         -           -              -             -         -
                          2000     $73,998       -         -           -              -             -         -
                          2001     $69,222       -         -           -              -             -         -
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


                                                  Salary Reimbursements

                                                     P-6 Partnership
                                                     ---------------
                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                  Awards              Payouts
                                 ------------------------------      -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           1999       -           -           -           -             -           -          -
                          2000       -           -           -           -             -           -          -
                          2001       -           -           -           -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)             1999     $91,964       -           -           -             -           -          -
                          2000     $89,360       -           -           -             -           -          -
                          2001     $83,593       -           -           -             -           -          -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2002 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                           Number of Units
                                                            Beneficially
                                                           Owned (Percent
               Beneficial Owner                            of Outstanding)
--------------------------------------------             ------------------

P-1 Partnership:
---------------

   Samson Resources Company                              24,145     (22.3%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                        24,145     (22.3%)

P-2 Partnership:
---------------

   Samson Resources Company                              25,068     (27.8%)

   Loma Linda University
   Medical Center
   P. O. Box 2000
   Loma Linda, CA 92354                                   5,000     ( 5.5%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    25,068     (27.8%)


P-3 Partnership:
---------------

   Samson Resources Company                              61,717     (36.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    61,717     (36.4%)

P-4 Partnership:
---------------

   Samson Resources Company                              28,403     (22.5%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    28,403     (22.5%)


P-5 Partnership:
---------------

   Samson Resources Company                              24,192     (20.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    24,192     (20.4%)

P-6 Partnership:
---------------

   Samson Resources Company                              17,220     (12.0%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                   54,887     (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    17,220     (12.0%)


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

            as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are filed as part of this report:

            Report of Independent Accountants
            Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in

                  Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

        (2) Financial Statement Schedules:

            None.

        (3) Exhibits:

Exh.
No.         Exhibit
---         -------

*4.1        Certificate  of Limited  Partnership  dated March 16, 1988 for the
            Geodyne   Institutional/   Pension   Energy   Income  P-1  Limited
            Partnership.

*4.2        Amended  and  Restated  Agreement  of  Limited  Partnership  dated
            October 25, 1988 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*4.4 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*4.5        Second  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    August   4,    1993,    for   the    Geodyne
            Institutional/Pension Energy Income P-1 Limited Partnership.

*4.6        Third  Amendment  to  Amended  and  Restated  Agreement  of  Limited
            Partnership    dated    August   31,    1995,    for   the   Geodyne
            Institutional/Pension Energy Income P-1 Limited Partnership.

*4.7        Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    July    1,    1996,    for    the    Geodyne
            Institutional/Pension Energy Income P-1 Limited Partnership.


*4.8 Certificate of Limited Partnership dated September 29, 1988 for the Geodyne Institutional/ Pension Energy Income P-2 Limited Partnership.

*4.9 Amended and Restated Agreement of Limited Partnership dated February 9, 1989 for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

*4.10 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

*4.11 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

*4.12       Second  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    August   4,    1993,    for   the    Geodyne
            Institutional/Pension Energy Income P-2 Limited Partnership.

*4.13       Third  Amendment  to  Amended  and  Restated  Agreement  of  Limited
            Partnership    dated    August   31,    1995,    for   the   Geodyne
            Institutional/Pension Energy Income P-2 Limited Partnership.

*4.14       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    July    1,    1996,    for    the    Geodyne
            Institutional/Pension Energy Income P-2 Limited Partnership.


*4.15       Certificate  of Limited  Partnership  dated  February 13, 1989 for
            the  Geodyne   Institutional/   Pension   Energy  Income   Limited
            Partnership P-3.

*4.16 Amended and Restated Agreement of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*4.17 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*4.18 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*4.19 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the

            Geodyne  Institutional/Pension  Energy Income Limited  Partnership
            P-3.

*4.20       Third  Amendment  to  Amended  and  Restated  Agreement  of  Limited
            Partnership    dated    August   31,    1995,    for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-3.

*4.21       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    July    1,    1996,    for    the    Geodyne
            Institutional/Pension Energy Income Limited Partnership P-3.


*4.22 Certificate of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-4.

*4.23 Amended and Restated Agreement of Limited Partnership dated November 20, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*4.24 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*4.25 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*4.26       Second  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    August   4,    1993,    for   the    Geodyne
            Institutional/Pension Energy Income Limited Partnership P-4.

*4.27       Third  Amendment  to  Amended  and  Restated  Agreement  of  Limited
            Partnership    dated    August   31,    1995,    for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-4.

*4.28       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    July    1,    1996,    for    the    Geodyne
            Institutional/Pension Energy Income Limited Partnership P-4.


*4.29 Certificate of Limited Partnership dated November 9, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5.

*4.30 Amended and Restated Agreement of Limited Partnership dated February 26, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*4.31 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*4.32 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*4.33       Second  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    August   4,    1993,    for   the    Geodyne
            Institutional/Pension Energy Income Limited Partnership P-5.

*4.34       Third  Amendment  to  Amended  and  Restated  Agreement  of  Limited
            Partnership    dated    August   31,    1995,    for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-5.

*4.35       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    July    1,    1996,    for    the    Geodyne
            Institutional/Pension Energy Income Limited Partnership P-5.

*4.36       Certificate  of Limited  Partnership  dated  November 28, 1989 for
            the  Geodyne   Institutional/   Pension   Energy  Income   Limited
            Partnership P-6.

*4.37 Amended and Restated Agreement of Limited Partnership dated October 5, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*4.38 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*4.39 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*4.40 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the

            Geodyne  Institutional/Pension  Energy Income Limited  Partnership
            P-6.

*4.41       Third  Amendment  to  Amended  and  Restated  Agreement  of  Limited
            Partnership    dated    August   31,    1995,    for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-6.

*4.42       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership    dated    July    1,    1996,    for    the    Geodyne
            Institutional/Pension Energy Income Limited Partnership P-6.

*10.1 Amended and Restated Agreement of Partnership dated October 25, 1988 for the Geodyne NPI Partnership P-1.

*10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-1.

*10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-1.

*10.4 Amended and Restated Agreement of Partnership dated February 9, 1989 for the Geodyne NPI Partnership P-2.

*10.5 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-2.

*10.6 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-2.

*10.7 Agreement of Partnership dated February 9, 1989 for the Geodyne NPI Partnership P-3.

*10.8 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-3.

*10.9 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-3.

*10.10 Agreement of Partnership dated April 24, 1989 for the Geodyne NPI Partnership P-4.

*10.11 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-4.

*10.12 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-4.

*10.13 Agreement of Partnership dated October 27, 1989 for the Geodyne NPI Partnership P-5.

*10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-5.

*10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-5.

*10.16 Agreement of Partnership dated November 28, 1989 for the Geodyne NPI Partnership P-6.

*10.17 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-6.

*10.18 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-6.

*23.1       Consent   of  Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income P-1 Limited Partnership.

*23.2       Consent   of  Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income P-2 Limited Partnership.

*23.3       Consent   of  Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-3.

*23.4       Consent   of  Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-4.

*23.5       Consent   of  Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-5.

*23.6       Consent   of  Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-6.

      All other Exhibits are omitted as inapplicable.

      ----------

      *Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2001.

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

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    February 26, 2002


                              By:       //s// Dennis R. Neill
                                    ------------------------------
                                        Dennis R. Neill
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill      President and            February 26, 2002
      -------------------       Director (Principal
          Dennis R. Neill       Executive Officer)

      //s//Craig D. Loseke      Chief Financial          February 26, 2002
      -------------------       Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

      //s//Judy K. Fox          Secretary                February 26, 2002
      -------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 18, 2002

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             Combined Balance Sheets
                           December 31, 2001 and 2000


                                     ASSETS
                                     ------

                                               2001              2000
                                           ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                $  182,282        $  284,937
   Accounts receivable:
      Net Profits                              124,712           280,155
                                             ---------         ---------

         Total current assets               $  306,994        $  565,092

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               783,748           892,090
                                             ---------         ---------

                                            $1,090,742        $1,457,182
                                             =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                         ($   77,557)      ($   64,717)
   Limited Partners, issued and
     outstanding, 108,074 Units              1,168,299         1,521,899
                                             ---------         ---------

         Total Partners' capital            $1,090,742        $1,457,182
                                             =========         =========




              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 2001, 2000, and 1999

                                   2001              2000             1999
                                ----------        ----------        --------
REVENUES:
   Net Profits                  $1,295,509        $1,250,585        $802,539
   Interest income                   9,877            10,634           4,639
   Gain on sale of
      Net Profits Interests         17,521            58,071             698
                                 ---------         ---------         -------
                                $1,322,907        $1,319,290        $807,876

COSTS AND EXPENSES:
   Depletion of
      Net Profits Interests     $  168,596        $  127,896        $171,326
   General and
      administrative               139,215           129,773         127,487
                                 ---------         ---------         -------
                                $  307,811        $  257,669        $298,813
                                 ---------         ---------         -------

NET INCOME                      $1,015,096        $1,061,621        $509,063
                                 =========         =========         =======
GENERAL PARTNER -
   NET INCOME                   $  115,696        $  116,609        $ 65,862
                                 =========         =========         =======
LIMITED PARTNERS -
   NET INCOME                   $  899,400        $  945,012        $443,201
                                 =========         =========         =======
NET INCOME
   per Unit                     $     8.32        $     8.74        $   4.10
                                 =========         =========         =======
UNITS OUTSTANDING                  108,074           108,074         108,074
                                 =========         =========         =======


              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2001, 2000, and 1999


                                Limited            General
                                Partners           Partner          Combined
                              ------------        ----------      ------------

Balance, Dec. 31, 1998         $1,455,686         ($ 82,899)       $1,372,787
   Net income                     443,201            65,862           509,063
   Cash distributions         (   467,000)        (  60,380)      (   527,380)
                                ---------           -------         ---------

Balance, Dec. 31, 1999         $1,431,887         ($ 77,417)       $1,354,470
   Net income                     945,012           116,609         1,061,621
   Cash distributions         (   855,000)        ( 103,909)      (   958,909)
                                ---------           -------         ---------

Balance, Dec. 31, 2000         $1,521,899         ($ 64,717)       $1,457,182
   Net income                     899,400           115,696         1,015,096
   Cash distributions         ( 1,253,000)        ( 128,536)      ( 1,381,536)
                                ---------           -------         ---------

Balance, Dec. 31, 2001         $1,168,299         ($ 77,557)       $1,090,742
                                =========           =======         =========



              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                     2001              2000             1999
                                 ------------      ------------      ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                     $1,015,096        $1,061,621        $509,063
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests           168,596           127,896         171,326
      Gain on sale of
         Net Profits Interests   (    17,521)      (    58,071)      (     698)
      (Increase)decrease in
         accounts receivable
         - Net Profits               155,443       (   112,254)      (  59,461)
                                   ---------         ---------         -------

   Net cash provided by
      operating activities        $1,321,614        $1,019,192        $620,230
                                   ---------         ---------         -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($   60,254)      ($   22,017)      ($ 13,017)
   Proceeds from sale of
      Net Profits Interests           17,521            63,928           3,456
                                   ---------         ---------         -------

   Net cash provided (used) by
      investing activities       ($   42,733)       $   41,911       ($  9,561)
                                   ---------         ---------         -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($1,381,536)      ($  958,909)      ($527,380)
                                   ---------         ---------         -------
   Net cash used by financing
      activities                 ($1,381,536)      ($  958,909)      ($527,380)
                                   ---------         ---------         -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     ($  102,655)       $  102,194        $ 83,289

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            284,937           182,743          99,454
                                   ---------         ---------         -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $  182,282        $  284,937        $182,743
                                   =========         =========         =======

              The accompanying notes are an integral part of these
                         combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-2

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-2, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 18, 2002

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                             Combined Balance Sheets
                           December 31, 2001 and 2000


                                     ASSETS
                                     ------

                                                2001               2000
                                             ----------        ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $141,777          $  223,864
   Accounts receivable:
      Net Profits                              100,510             229,168
                                               -------           ---------

         Total current assets                 $242,287          $  453,032

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               676,999             761,996
                                               -------           ---------

                                              $919,286          $1,215,028
                                               =======           =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($ 55,787)        ($   48,478)
   Limited Partners, issued and
     outstanding, 90,094 Units                 975,073           1,263,506
                                               -------           ---------

         Total Partners' capital              $919,286          $1,215,028
                                               =======           =========

              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Operations
              For the Years Ended December 31, 2001, 2000, and 1999

                                          2001            2000           1999
                                       ----------      ----------      --------
REVENUES:
   Net Profits                         $1,012,296      $  973,734      $618,890
   Interest income                          7,586           8,302         3,769
   Gain on sale of
      Net Profits Interests                12,595          40,814           472
                                        ---------       ---------       -------

                                       $1,032,477      $1,022,850      $623,131

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                $  146,331      $  103,154      $152,202
   General and
      administrative                      119,504         108,541       106,335
                                        ---------       ---------       -------
                                       $  265,835      $  211,695      $258,537
                                        ---------       ---------       -------

NET INCOME                             $  766,642      $  811,155      $364,594
                                        =========       =========       =======
GENERAL PARTNER -
   NET INCOME                          $   89,075      $   89,569      $ 31,057
                                        =========       =========       =======
LIMITED PARTNERS -
   NET INCOME                          $  677,567      $  721,586      $333,537
                                        =========       =========       =======
NET INCOME
   per Unit                            $     7.52      $     8.01      $   3.70
                                        =========       =========       =======
UNITS OUTSTANDING                          90,094          90,094        90,094
                                        =========       =========       =======

              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2001, 2000, and 1999


                                 Limited           General
                                Partners           Partner          Combined
                              ------------        ---------       ------------

Balance, Dec. 31, 1998         $1,243,383         ($70,704)        $1,172,679
   Net income                     333,537           31,057            364,594
   Cash distributions         (   381,000)        ( 16,938)       (   397,938)
                                ---------           ------          ---------

Balance, Dec. 31, 1999         $1,195,920         ($56,585)        $1,139,335
   Net income                     721,586           89,569            811,155
   Cash distributions         (   654,000)        ( 81,462)       (   735,462)
                                ---------           ------          ---------

Balance, Dec. 31, 2000         $1,263,506         ($48,478)        $1,215,028
   Net income                     677,567           89,075            766,642
   Cash distributions         (   966,000)        ( 96,384)       ( 1,062,384)
                                ---------           ------          ---------

Balance, Dec. 31, 2001         $  975,073         ($55,787)        $  919,286
                                =========           ======          =========




              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                      2001             2000             1999
                                  ------------      ----------       ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $  766,642        $811,155         $364,594
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests            146,331         103,154          152,202
      Gain on sale of
         Net Profits Interests    (    12,595)      (  40,814)       (     472)
      (Increase) decrease in
         accounts receivable
         - Net Profits                128,658       (  94,032)       (  42,390)
                                    ---------         -------          -------

   Net cash provided by
      operating activities         $1,029,036        $779,463         $473,934
                                    ---------         -------          -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   61,527)      ($ 15,033)       ($ 10,319)
   Proceeds from sale of
      Net Profits Interests            12,788          46,790            3,994
                                    ---------         -------          -------

   Net cash provided (used)
      by investing activities     ($   48,739)       $ 31,757        ($  6,325)
                                    ---------         -------          -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,062,384)      ($735,462)       ($397,938)
                                    ---------         -------          -------
   Net cash used by financing
      activities                  ($1,062,384)      ($735,462)       ($397,938)
                                    ---------         -------          -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS      ($   82,087)       $ 75,758         $ 69,671

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             223,864         148,106           78,435
                                    ---------         -------          -------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                 $  141,777        $223,864         $148,106
                                    =========         =======          =======



              The accompanying notes are an integral part of these
                       combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 18, 2002

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 2001 and 2000


                                     ASSETS
                                     ------

                                                  2001              2000
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  266,929        $  416,457
   Accounts receivable:
      General Partner (Note 2)                       -                  512
      Net Profits                                 188,979           428,390
                                                ---------         ---------

         Total current assets                  $  455,908        $  845,359

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,263,248         1,420,233
                                                ---------         ---------

                                               $1,719,156        $2,265,592
                                                =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   74,177)      ($   86,997)
   Limited Partners, issued and
     outstanding, 169,637 Units                 1,793,333         2,352,589
                                                ---------         ---------

         Total Partners' capital               $1,719,156        $2,265,592
                                                =========         =========


              The accompanying notes are an integral part of these
                       combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 2001, 2000, and 1999

                                   2001              2000              1999
                               -----------        -----------       ----------
REVENUES:
   Net Profits                  $1,886,577        $1,811,298        $1,155,814
   Interest income                  14,549            16,227             7,380
   Gain on sale of
      Net Profits Interests         23,494            75,355               968
                                 ---------         ---------         ---------

                                $1,924,620        $1,902,880        $1,164,162

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $  272,549        $  191,820        $  283,838
   General and
      administrative               206,717           202,166           199,790
                                 ---------         ---------         ---------
                                $  479,266        $  393,986        $  483,628
                                 ---------         ---------         ---------

NET INCOME                      $1,445,354        $1,508,894        $  680,534
                                 =========         =========         =========
GENERAL PARTNER -
   NET INCOME                   $  167,610        $  152,174        $   45,011
                                 =========         =========         =========
LIMITED PARTNERS -
   NET INCOME                   $1,277,744        $1,356,720        $  635,523
                                 =========         =========         =========
NET INCOME
   per Unit                     $     7.53        $     8.00        $     3.75
                                 =========         =========         =========
UNITS OUTSTANDING                  169,637           169,637           169,637
                                 =========         =========         =========



              The accompanying notes are an integral part of these
                       combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2001, 2000, and 1999


                                  Limited            General
                                  Partners           Partner          Combined
                                ------------        ----------      ------------

Balance, Dec. 31, 1998           $2,316,346         ($132,995)       $2,183,351
   Net income                       635,523            45,011           680,534
   Cash distributions           (   707,000)        (  25,725)      (   732,725)
                                  ---------           -------         ---------

Balance, Dec. 31, 1999           $2,244,869         ($113,709)       $2,131,160
   Net income                     1,356,720           152,174         1,508,894
   Cash distributions           ( 1,249,000)        ( 125,462)      ( 1,374,462)
                                  ---------           -------         ---------

Balance, Dec. 31, 2000           $2,352,589         ($ 86,997)       $2,265,592
   Net income                     1,277,744           167,610         1,445,354
   Cash distributions           ( 1,837,000)        ( 154,790)      ( 1,991,790)
                                  ---------           -------         ---------

Balance, Dec. 31, 2001           $1,793,333         ($ 74,177)       $1,719,156
                                  =========           =======         =========



              The accompanying notes are an integral part of these
                       combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                    2001              2000              1999
                                ------------      ------------       ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $1,445,354        $1,508,894         $680,534
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests          272,549           191,820          283,838
      Gain on sale of
         Net Profits Interests  (    23,494)      (    75,355)       (     968)
      (Increase) decrease in
         accounts receivable
         - Net Profits              239,411       (   176,906)       (  81,095)
      (Increase) decrease in
         accounts receivable
         - General Partner              512       (       512)            -
                                 ----------         ---------          -------

   Net cash provided by
      operating activities       $1,934,332        $1,447,941         $882,309
                                  ---------         ---------          -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($  115,995)      ($   27,741)       ($ 19,188)
   Proceeds from sale of
      Net Profits Interests          23,925            86,679            7,398
                                  ---------         ---------          -------

   Net cash provided (used)
      by investing activities   ($   92,070)       $   58,938        ($ 11,790)
                                  ---------         ---------          -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($1,991,790)      ($1,374,462)       ($732,725)
                                  ---------         ---------          -------
   Net cash used by financing
      activities                ($1,991,790)      ($1,374,462)       ($732,725)
                                  ---------         ---------          -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS    ($  149,528)       $  132,417         $137,794

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           416,457           284,040          146,246
                                  ---------         ---------          -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $  266,929        $  416,457         $284,040
                                  =========         =========          =======



              The accompanying notes are an integral part of these
                       combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 18, 2002

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 2001 and 2000


                                     ASSETS
                                     ------
                                                   2001              2000
                                               ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  420,602        $  439,461
   Accounts receivable:
      Net Profits                                  332,362           526,603
                                                 ---------         ---------

         Total current assets                   $  752,964        $  966,064

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                   649,016           750,294
                                                 ---------         ---------

                                                $1,401,980        $1,716,358
                                                 =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   71,619)      ($   54,697)
   Limited Partners, issued and
     outstanding, 126,306 Units                  1,473,599         1,771,055
                                                 ---------         ---------

         Total Partners' capital                $1,401,980        $1,716,358
                                                 =========         =========


              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 2001, 2000, and 1999

                                    2001              2000              1999
                                -----------        ----------         --------
REVENUES:
   Net Profits                   $2,142,197        $1,596,276         $746,854
   Interest income                   15,881            12,423            4,983
   Gain on sale of
      Net Profits Interests           2,642             5,193              410
                                  ---------         ---------          -------

                                 $2,160,720        $1,613,892         $752,247

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests          $  247,384        $  131,888         $199,980
   General and
      administrative                156,424           151,112          148,395
                                  ---------         ---------          -------
                                 $  403,808        $  283,000         $348,375
                                  ---------         ---------          -------

NET INCOME                       $1,756,912        $1,330,892         $403,872
                                  =========         =========          =======
GENERAL PARTNER -
   NET INCOME                    $  196,368        $  143,717         $ 36,289
                                  =========         =========          =======
LIMITED PARTNERS -
   NET INCOME                    $1,560,544        $1,187,175         $367,583
                                  =========         =========          =======
NET INCOME
   per Unit                      $    12.36        $     9.40         $   2.91
                                  =========         =========          =======
UNITS OUTSTANDING                   126,306           126,306          126,306
                                  =========         =========          =======



                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2001, 2000, and 1999


                               Limited            General
                               Partners           Partner          Combined
                             ------------        ----------      ------------

Balance, Dec. 31, 1998        $1,497,297         ($ 93,853)       $1,403,444
   Net income                    367,583            36,289           403,872
   Cash distributions        (   447,000)        (  22,757)      (   469,757)
                               ---------           -------         ---------

Balance, Dec. 31, 1999        $1,417,880         ($ 80,321)       $1,337,559
   Net income                  1,187,175           143,717         1,330,892
   Cash distributions        (   834,000)        ( 118,093)      (   952,093)
                               ---------           -------         ---------

Balance, Dec. 31, 2000        $1,771,055         ($ 54,697)       $1,716,358
   Net income                  1,560,544           196,368         1,756,912
   Cash distributions        ( 1,858,000)        ( 213,290)      ( 2,071,290)
                               ---------           -------         ---------

Balance, Dec. 31, 2001        $1,473,599         ($ 71,619)       $1,401,980
                               =========           =======         =========




              The accompanying notes are an integral part of these
                       combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                     2001              2000              1999
                                 ------------      ------------       ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                     $1,756,912        $1,330,892         $403,872
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depletion of Net
      Profits Interests              247,384           131,888          199,980
      Gain on sale of
         Net Profits Interests   (     2,642)      (     5,193)       (     410)
      (Increase) decrease in
         accounts receivable -
         Net Profits                 194,241       (   270,631)       (  46,754)
                                   ---------         ---------          -------

   Net cash provided by
     operating activities         $2,195,895        $1,186,956         $556,688
                                   ---------         ---------          -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures          ($  146,878)      ($    6,322)       ($  6,108)
   Proceeds from sale of
      Net Profits Interests            3,414            21,992            6,453
                                   ---------         ---------          -------

   Net cash provided (used)
      by investing activities    ($  143,464)       $   15,670         $    345
                                   ---------         ---------          -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions            ($2,071,290)      ($  952,093)       ($469,757)
                                   ---------         ---------          -------
   Net cash used by financing
      activities                 ($2,071,290)      ($  952,093)       ($469,757)
                                   ---------         ---------          -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS     ($   18,859)       $  250,533         $ 87,276

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            439,461           188,928          101,652
                                   ---------         ---------          -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $  420,602        $  439,461         $188,928
                                   =========         =========          =======

              The accompanying notes are an integral part of these
                         combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 18, 2002

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS
                                     ------
                                                  2001               2000
                                               ----------        ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $171,708          $  440,454
   Accounts receivable:
      Net Profits                                 50,592             351,685
                                                 -------           ---------

         Total current assets                   $222,300          $  792,139

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 641,204             730,201
                                                 -------           ---------

                                                $863,504          $1,522,340
                                                 =======           =========


                                PARTNERS' CAPITAL (DEFICIT)
                                ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 74,788)        ($   60,882)
   Limited Partners, issued and
     outstanding, 118,449 Units                  938,292           1,583,222
                                                 -------           ---------

         Total Partners' capital                $863,504          $1,522,340
                                                 =======           =========




              The accompanying notes are an integral part of these
                       combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                                GEODYNE NPI PARTNERSHIP P-5
                             Combined Statements of Operations
                   For the Years Ended December 31, 2001, 2000, and 1999

                                   2001              2000              1999
                               -----------        ----------        ----------
REVENUES:
   Net Profits                  $1,642,743        $1,433,743         $856,442
   Interest income                  15,990            14,147            6,181
   Gain (loss)on sale of
      Net Profits Interests         43,097            54,584        (      92)
                                 ---------         ---------          -------

                                $1,701,830        $1,502,474         $862,531

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $  127,298        $  111,400         $169,734
   General and
      administrative               147,835           141,905          139,426
                                 ---------         ---------          -------
                                $  275,133        $  253,305         $309,160
                                 ---------         ---------          -------

NET INCOME                      $1,426,697        $1,249,169         $553,371
                                 =========         =========          =======
GENERAL PARTNER -
   NET INCOME                   $   75,627        $   64,906         $ 34,149
                                 =========         =========          =======
LIMITED PARTNERS -
   NET INCOME                   $1,351,070        $1,184,263         $519,222
                                 =========         =========          =======
NET INCOME
   per Unit                     $    11.41        $    10.00         $   4.38
                                 =========         =========          =======
UNITS OUTSTANDING                  118,449           118,449          118,449
                                 =========         =========          =======





              The accompanying notes are an integral part of these
                       combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2001, 2000, and 1999


                               Limited            General
                              Partners            Partner          Combined
                             ------------        ---------       ------------

Balance, Dec. 31, 1998        $1,336,737         ($79,248)        $1,257,489
   Net income                    519,222           34,149            553,371
   Cash distributions        (   552,000)        ( 23,539)       (   575,539)
                               ---------           ------          ---------

Balance, Dec. 31, 1999        $1,303,959         ($68,638)        $1,235,321
   Net income                  1,184,263           64,906          1,249,169
   Cash distributions        (   905,000)        ( 57,150)       (   962,150)
                               ---------           ------          ---------

Balance, Dec. 31, 2000        $1,583,222         ($60,882)        $1,522,340
   Net income                  1,351,070           75,627          1,426,697
   Cash distributions        ( 1,996,000)        ( 89,533)       ( 2,085,533)
                               ---------           ------          ---------

Balance, Dec. 31, 2001        $  938,292         ($74,788)        $  863,504
                               =========           ======          =========



              The accompanying notes are an integral part of these
                       combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                    2001              2000             1999
                                ------------      ------------      ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $1,426,697        $1,249,169        $553,371
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests          127,298           111,400         169,734
      (Gain) loss on sale of
         Net Profits Interests  (    43,097)      (    54,584)             92
      (Increase) decrease in
         accounts receivable -
         Net Profits                301,093       (   170,776)      (  81,086)
                                  ---------         ---------         -------

   Net cash provided by
     operating activities        $1,811,991        $1,135,209        $642,111
                                  ---------         ---------         -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($   38,301)      ($    4,630)      ($ 15,618)
   Proceeds from sale of
      Net Profits Interests          43,097            54,584            -
                                  ---------         ---------         -------
   Net cash provided (used)
      by investing activities    $    4,796        $   49,954       ($ 15,618)
                                  ---------         ---------         -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($2,085,533)      ($  962,150)      ($575,539)
                                  ---------         ---------         -------
   Net cash used by financing
      activities                ($2,085,533)      ($  962,150)      ($575,539)
                                  ---------         ---------         -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS    ($  268,746)       $  223,013        $ 50,954

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           440,454           217,441         166,487
                                  ---------         ---------         -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD               $  171,708        $  440,454        $217,441
                                  =========         =========         =======

              The accompanying notes are an integral part of these
                       combined financial statements.

                             REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 18, 2002

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS
                                     ------
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  187,301        $  691,186
   Accounts receivable:
      Net Profits                                 62,543           429,205
                                               ---------         ---------

         Total current assets                 $  249,844        $1,120,391

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,303,109         1,504,674
                                               ---------         ---------

                                              $1,552,953        $2,625,065
                                               =========         =========


                          PARTNERS' CAPITAL (DEFICIT)
                          ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   87,910)      ($   75,505)
   Limited Partners, issued and
     outstanding, 143,041 Units                1,640,863         2,700,570
                                               ---------         ---------

         Total Partners' capital              $1,552,953        $2,625,065
                                               =========         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       Combined Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                2001             2000              1999
                             -----------      -----------      ------------
REVENUES:
   Net Profits               $2,282,475        $2,468,159       $1,340,784
   Interest income               22,996            21,573            9,614
   Gain (loss) on sale
      of Net Profits
      Interests                  52,686            25,726      (        32)
                              ---------         ---------        ---------

                             $2,358,157        $2,515,458       $1,350,366


COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests      $  219,854        $  334,197       $  330,171
   General and
     administrative             174,853           170,942          168,704
                              ---------         ---------        ---------
                             $  394,707        $  505,139       $  498,875
                              ---------         ---------        ---------

NET INCOME                   $1,963,450        $2,010,319       $  851,491
                              =========         =========        =========
GENERAL PARTNER -
   NET INCOME                $  130,157        $  112,363       $   55,301
                              =========         =========        =========
LIMITED PARTNERS -
   NET INCOME                $1,833,293        $1,897,956       $  796,190
                              =========         =========        =========
NET INCOME
   per unit                  $    12.82        $    13.27       $     5.57
                              =========         =========        =========
UNITS OUTSTANDING               143,041           143,041          143,041
                              =========         =========        =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2001, 2000, and 1999


                               Limited            General
                               Partners           Partner          Combined
                             ------------        ----------      ------------

Balance, Dec. 31, 1998        $2,618,424         ($106,642)       $2,511,782
   Net income                    796,190            55,301           851,491
   Cash distributions        ( 1,014,000)        (  35,059)      ( 1,049,059)
                               ---------           -------         ---------

Balance, Dec. 31, 1999        $2,400,614         ($ 86,400)       $2,314,214
   Net income                  1,897,956           112,363         2,010,319
   Cash distributions        ( 1,598,000)        ( 101,468)      ( 1,699,468)
                               ---------           -------         ---------

Balance, Dec. 31, 2000        $2,700,570         ($ 75,505)       $2,625,065
   Net income                  1,833,293           130,157         1,963,450
   Cash distributions        ( 2,893,000)        ( 142,562)      ( 3,035,562)
                               ---------           -------         ---------

Balance, Dec. 31, 2001        $1,640,863         ($ 87,910)       $1,552,953
                               =========           =======         =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                    2001              2000              1999
                                ------------      ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                    $1,963,450        $2,010,319        $  851,491
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
   Depletion of Net
      Profits Interests             219,854           334,197           330,171
   (Gain) loss on sale of
      Net Profits Interests     (    52,686)      (    25,726)               32
   (Increase) decrease in
      accounts receivable -
      Net Profits                   366,662       (   251,544)      (    32,049)
                                  ---------         ---------         ---------

   Net cash provided by
      operating activities       $2,497,280        $2,067,246        $1,149,645
                                  ---------         ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures         ($   18,289)      ($   41,704)      ($   61,524)
   Proceeds from sale of
      Net Profits Interests          52,686            25,726              -
                                  ---------         ---------         ---------

   Net cash provided (used)
      by investing activities    $   34,397       ($   15,978)      ($   61,524)
                                  ---------         ---------         ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions           ($3,035,562)      ($1,699,468)      ($1,049,059)
                                  ---------         ---------         ---------

   Net cash used by financing
      activities                ($3,035,562)      ($1,699,468)      ($1,049,059)
                                  ---------         ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS    ($  503,885)       $  351,800        $   39,062

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           691,186           339,386           300,324
                                  ---------         ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD              $  187,301        $  691,186        $  339,386
                                  =========         =========         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
           Notes to the Combined Financial Statements For the Periods
                     Ended December 31, 2001, 2000, and 1999


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


      For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General
Partner". An affiliate of the General Partner owned the following Units at December 31, 2001:


                                                Percent of
                               Number of       Outstanding
            Partnership       Units Owned         Units
            -----------       -----------      -----------

                 P-1             24,145           22.3%
                 P-2             25,068           27.8%
                 P-3             61,717           36.4%
                 P-4             28,403           22.5%
                 P-5             24,192           20.4%
                 P-6             17,220           12.0%


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

     The P-1 Partnership achieved payout during the third quarter of 1998, the P-2 and P-4 Partnerships achieved payout during the fourth quarter of 1999, the P-3 Partnership achieved payout during the second quarter of 2000, and the P-6 Partnership achieved payout during the third quarter of 2001. After payout, operations and revenues for the P-1, P-2, P-3, P-4, and P-6 Partnerships have been and will be allocated using the 10%/90% after payout percentages set forth in Footnote 3 to the table above.


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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate per equivalent barrel of oil produced during the years ended December 31, 2001, 2000, and 1999 were as follows:

                  Partnership       2001     2000      1999
                  -----------       -----    -----     -----

                      P-1           $2.36    $1.87     $2.03
                      P-2            2.61     1.92      2.31
                      P-3            2.61     1.92      2.31
                      P-4            2.39     1.65      2.70
                      P-5            1.64     1.26      2.01
                      P-6            1.74     2.24      1.96

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No non-cash charges against earnings (impairment provisions) were recorded by the Partnerships during the three years ended December 31, 2001.

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

      Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average production costs per Mcf during the period the underproduction or overproduction occurred.

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


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.


2.    TRANSACTIONS WITH RELATED PARTIES

     The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the

Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2001, 2000, and 1999:

            Partnership         2001        2000        1999
            -----------       --------    --------    --------

                 P-1          $113,760    $113,760    $113,760
                 P-2            94,836      94,836      94,836
                 P-3           178,560     178,560     178,560
                 P-4           132,960     132,960     132,960
                 P-5           124,680     124,680     124,680
                 P-6           150,564     150,564     150,564

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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to each of the Partnership's Net Profits Interest during the years ended December 31, 2001, 2000, and 1999:

                                                    Percentage
                                             -------------------------
Partnership              Purchaser            2001     2000     1999
-----------      --------------------------   -----    -----     ----

    P-1           El Paso Energy Marketing
                    Company ("El Paso")       22.7%    20.6%    24.4%
                  ONEOK Gas Marketing
                    Company ("ONEOK")         12.0%    11.0%      -
                  Chevron U.S.A., Inc.
                    ("Chevron")                -       10.5%    12.0%

    P-2           El Paso                     22.4%    20.7%    23.6%
                  ONEOK                       10.3%      -         -
                  Chevron                      -         -      10.3%
                  Texaco                       -         -      10.1%

    P-3           El Paso                     22.3%    20.7%    23.4%
                  ONEOK                       10.1%      -       -
                  Texaco                        -        -      10.1%
                  Chevron                       -        -      10.1%

      P-4         Philbro Energy, Inc.        26.9%    22.8%    21.3%
                  Valero Industrial
                    Gas LP                    24.2%    23.7%    25.4%
                  El Paso                     20.2%    26.2%    28.7%
                  Conoco, Inc.                11.0%      -        -

    P-5           El Paso                     80.7%    76.0%    77.8%

    P-6           El Paso                     44.1%    35.8%    36.6%
                  Tejas Gas Marketing
                    Company                   15.1%    15.2%    13.0%
                  HPL Resources Company         -      15.2%    15.4%


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

      Capitalized Costs

      Capitalized costs and accumulated depletion at December 31, 2001 and 2000 were as follows:


                                 P-1 Partnership
                                 ---------------
                                              2001             2000
                                          ------------      ------------
Net Profits Interests in proved
  oil and gas properties                   $6,651,678        $6,592,957

Less accumulated depletion
  and valuation allowance                 ( 5,867,930)      ( 5,700,867)
                                            ---------         ---------
  Net Profits Interests, net               $  783,748        $  892,090
                                            =========         =========


                                 P-2 Partnership
                                 ---------------
                                              2001              2000
                                          ------------      ------------
Net Profits Interests in proved
   oil and gas properties                  $5,380,643        $5,322,334

Less accumulated depletion
   and valuation allowance                ( 4,703,644)      ( 4,560,338)
                                            ---------         ---------
   Net Profits Interests, net              $  676,999        $  761,996
                                            =========         =========


                                 P-3 Partnership
                                 ---------------
                                             2001                2000
                                         -------------     -------------
Net Profits Interests in proved
   oil and gas properties                 $10,164,975       $10,055,787

Less accumulated depletion
   and valuation allowance               (  8,901,727)     (  8,635,554)
                                           ----------        ----------
   Net Profits Interests, net             $ 1,263,248       $ 1,420,233
                                           ==========        ==========

                                 P-4 Partnership
                                 ---------------

                                               2001              2000
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 8,182,909       $ 8,045,435

Less accumulated depletion
   and valuation allowance                (  7,533,893)     (  7,295,141)
                                            ----------        ----------
   Net Profits Interests, net              $   649,016       $   750,294
                                            ==========        ==========


                                P-5 Partnership
                                ---------------

                                              2001                2000
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 9,325,016       $ 9,286,715

Less accumulated depletion
   and valuation allowance                (  8,683,812)     (  8,556,514)
                                            ----------        ----------
   Net Profits Interest, net               $   641,204       $   730,201
                                            ==========        ==========


                                P-6 Partnership
                                ---------------
                                              2001                2000
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $11,498,428       $11,480,139

Less accumulated depletion
   and valuation allowance                ( 10,195,319)     (  9,975,465)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,303,109       $ 1,504,674
                                            ==========        ==========

      Costs Incurred

      No property acquisition or exploration costs were incurred by the Partnerships during the three years ended December 31, 2001. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2001, 2000, and 1999. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships.


      Partnership                    2001         2000        1999
      -----------                  --------     -------     -------

           P-1                     $ 60,254     $22,017     $13,017
           P-2                       61,527      15,033      10,319
           P-3                      115,995      27,741      19,188
           P-4                      146,878       6,322       6,108
           P-5                       38,301       4,630      15,618
           P-6                       18,289      41,704      61,524


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

                                P-1 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1998               162,773     2,064,654
  Production                                    ( 24,737)   (  357,439)
  Revisions of previous estimates                 61,483       149,212
                                                 -------     ---------

Proved reserves, December 31, 1999               199,519     1,856,427
  Production                                    ( 17,814)   (  304,477)
  Sales of minerals in place                    (  4,151)   (    5,865)
  Extensions and discoveries                       3,121         3,831
  Revisions of previous estimates                  8,231       276,149
                                                 -------     ---------

Proved reserves, December 31, 2000               188,906     1,826,065
  Production                                    ( 23,073)   (  290,969)
  Sales of minerals in place                    (    557)   (      603)
  Revisions of previous estimates               ( 13,407)      252,859
                                                 -------     ---------

Proved reserves, December 31, 2001               151,869     1,787,352
                                                 =======     =========

PROVED DEVELOPED RESERVES:
      December 31, 1999                          199,519     1,856,427
                                                 =======     =========
      December 31, 2000                          188,906     1,826,065
                                                 =======     =========
      December 31, 2001                          151,869     1,787,352
                                                 =======     =========

                                 P-2 Partnership
                                 ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1998               122,784     1,876,091
  Production                                    ( 17,583)   (  289,443)
  Sales of minerals in place                    (    100)   (      848)
  Revisions of previous estimates                 41,706        82,374
                                                 -------     ---------

Proved reserves, December 31, 1999               146,807     1,668,174
  Production                                    ( 12,518)   (  246,666)
  Sales of minerals in place                    (  3,169)   (    4,222)
  Extensions and discoveries                       2,284       104,176
  Revisions of previous estimates                  3,266       118,939
                                                 -------     ---------

Proved reserves, December 31, 2000               136,670     1,640,401
  Production                                    ( 16,105)   (  239,585)
  Sales of minerals in place                    (    393)   (    1,269)
  Extensions and discoveries                         356         7,225
  Revisions of previous estimates               (  9,542)      150,208
                                                 -------     ---------

Proved reserves, December 31, 2001               110,986     1,556,980
                                                 =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 1999                          146,807     1,668,174
                                                 =======     =========
      December 31, 2000                          136,670     1,640,401
                                                 =======     =========
      December 31, 2001                          110,986     1,556,980
                                                 =======     =========

                                P-3 Partnership
                                ---------------

                                                Crude        Natural
                                                 Oil           Gas
                                              (Barrels)       (Mcf)
                                              ---------    -----------


Proved reserves, December 31, 1998             227,669     3,519,252
  Production                                  ( 32,552)   (  543,312)
  Sales of minerals in place                  (    198)   (    1,664)
  Revisions of previous estimates               77,079       160,004
                                               -------     ---------

Proved reserves, December 31, 1999             271,998     3,134,280
  Production                                  ( 23,146)   (  460,861)
  Sales of minerals in place                  (  5,880)   (    7,817)
  Extensions and discoveries                     4,222       196,141
  Revisions of previous estimates                5,681       219,002
                                               -------     ---------

Proved reserves, December 31, 2000             252,875     3,080,745
  Production                                  ( 29,759)   (  447,621)
  Sales of minerals in place                  (    742)   (    2,685)
  Extensions and discoveries                     2,709        14,712
  Revisions of previous estimates             ( 19,464)      276,198
                                               -------     ---------

Proved reserves, December 31, 2001             205,619     2,921,349
                                               =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 1999                        271,998     3,134,280
                                               =======     =========
      December 31, 2000                        252,875     3,080,745
                                               =======     =========
      December 31, 2001                        205,619     2,921,349
                                               =======     =========

                                 P-4 Partnership
                                 ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1998                46,408     2,436,365
  Production                                     (17,505)   (  338,882)
  Revisions of previous estimates                 31,120        10,747
                                                  ------     ---------

Proved reserves, December 31, 1999                60,023     2,108,230
  Production                                     (23,482)   (  339,221)
  Sales of minerals in place                     ( 1,502)   (      812)
  Extensions and discoveries                       1,595       245,352
  Revisions of previous estimates                 28,065       387,260
                                                  ------     ---------

Proved reserves, December 31, 2000                64,699     2,400,809
  Production                                     (38,934)   (  388,416)
  Sales of minerals in place                     (    62)   (    3,524)
  Extensions and discoveries                      50,363       169,655
  Revisions of previous estimates                 14,230    (   95,342)
                                                  ------     ---------

Proved reserves, December 31, 2001                90,296     2,083,182
                                                  ======     =========

PROVED DEVELOPED RESERVES:
      December 31, 1999                           57,546     2,079,090
                                                  ======     =========
      December 31, 2000                           64,699     2,400,809
                                                  ======     =========
      December 31, 2001                           87,867     2,059,176
                                                  ======     =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1998                33,143     2,326,026
  Production                                     ( 6,858) (  464,917)
  Revisions of previous estimates                 13,488       474,570
                                                  ------     ---------

Proved reserves, December 31, 1999                39,773     2,335,679
  Production                                     ( 5,827)   (  495,141)
  Sales of minerals in place                     (   416)   (       68)
  Revisions of previous estimates                (   118)      545,474
                                                  ------     ---------

Proved reserves, December 31, 2000                33,412     2,385,944
  Production                                     ( 4,781)   (  438,194)
  Sales of minerals in place                     (   229)   (    3,593)
  Extensions and discoveries                           -        18,889
  Revisions of previous estimates                  1,501       377,619
                                                  ------     ---------

Proved reserves, December 31, 2001                29,903     2,340,665
                                                  ======     =========
PROVED DEVELOPED RESERVES:
  December 31, 1999                               39,773     2,335,679
                                                  ======     =========
  December 31, 2000                               33,412     2,385,944
                                                  ======     =========
  December 31, 2001                               29,903     2,340,665
                                                  ======     =========

                                P-6 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1998                96,435     4,071,736
  Production                                    ( 17,227)   (  909,561)
  Extensions and discoveries                       5,142        37,719
  Revisions of previous estimates                 18,395       679,868
                                                 -------     ---------

Proved reserves, December 31, 1999               102,745     3,879,762
  Production                                    ( 14,022)   (  809,428)
  Sales of minerals in place                    (    140)   (       23)
  Revisions of previous estimates                 24,521     1,125,151
                                                 -------     ---------

Proved reserves, December 31, 2000               113,104     4,195,462
  Production                                    ( 13,190)   (  678,969)
  Sales of minerals in place                    (     73)   (    1,212)
  Extensions and discoveries                           -         6,483
  Revisions of previous estimates               (  6,143)      432,317
                                                 -------     ---------

Proved reserves, December 31, 2001                93,698     3,954,081
                                                 =======     =========
PROVED DEVELOPED RESERVES:
  December 31, 1999                              102,745     3,879,762
                                                 =======     =========
  December 31, 2000                              113,104     4,195,462
                                                 =======     =========
  December 31, 2001                               93,698     3,954,081
                                                 =======     =========

5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                                 P-1 Partnership
                                 ---------------


                                                2001
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter(2)
                         ---------     ---------     ---------     ---------

Total Revenues           $432,434      $432,957      $251,428      $206,088
Gross Profit(1)           400,919       395,686       218,452       139,254
Net Income                355,180       365,716       187,610       106,590
Limited Partners'
   Net Income
   Per Unit                  2.93          3.02          1.54           .83

                                                2000
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                         ---------     ---------     ---------     ---------

Total Revenues           $298,951      $302,003      $338,840      $379,496
Gross Profit(1)           257,503       269,255       306,675       357,961
Net Income                218,870       239,236       275,379       328,136
Limited Partners'
   Net Income
   Per Unit                  1.79          1.97          2.27          2.71

-----------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                                 P-2 Partnership
                                 ---------------

                                                2001
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter(2)
                         ---------     ---------     ---------     ---------

Total Revenues           $342,793       $340,532     $190,291      $158,861
Gross Profit(1)           317,283        310,224      163,674        94,965
Net Income                276,585        285,122      137,784        67,151
Limited Partners'
   Net Income
   Per Unit                  2.74           2.82         1.35           .61


                                                2000
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                         ---------     ---------     ---------     ---------

Total Revenues           $195,169      $255,568      $268,319      $303,794
Gross Profit(1)           161,589       228,596       241,287       288,224
Net Income                129,404       203,432       215,068       263,251
Limited Partners'
   Net Income
   Per Unit                  1.26          2.01          2.12          2.62

---------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                                 P-3 Partnership
                                 ---------------


                                                2001
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter(2)
                         ---------     ---------     ---------     ---------

Total Revenues          $638,509       $633,700      $356,228      $296,183
Gross Profit(1)          591,218        577,701       306,838       176,314
Net Income               528,235        531,088       258,978       127,053
Limited Partners'
   Net Income
   Per Unit                 2.78           2.79          1.35           .61


                                                2000
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                         ---------     ---------     ---------     ---------

Total Revenues           $350,998      $484,828      $500,065      $566,989
Gross Profit(1)           288,792       434,805       449,884       537,579
Net Income                228,180       388,174       401,370       491,170
Limited Partners'
   Net Income
   Per Unit                  1.26          2.04          2.11          2.59

------------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                                 P-4 Partnership
                                 ---------------


                                                2001
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter(2)
                         ---------     ---------     ---------     ---------

Total Revenues          $716,779       $457,441      $645,979      $340,521
Gross Profit(1)          682,918        424,939       591,210       214,269
Net Income               632,043        389,996       555,388       179,485
Limited Partners'
   Net Income
   Per Unit                 4.48           2.76          3.92          1.20


                                                2000
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                         ---------     ---------     ---------     ---------

Total Revenues          $217,101       $330,707      $434,098      $631,986
Gross Profit(1)          172,023        285,668       384,892       639,421
Net Income               126,901        250,729       348,589       604,673
Limited Partners'
   Net Income
   Per Unit                  .87           1.76          2.45          4.32

---------------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                                 P-5 Partnership
                                 ---------------


                                                2001
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter(2)
                         ---------     ---------     ---------     ---------

Total Revenues          $887,013       $457,949      $240,295      $116,573
Gross Profit(1)          857,486        434,585       217,794        64,667
Net Income               808,802        401,740       184,153        32,002
Limited Partners'
   Net Income
   Per Unit                 6.48           3.22          1.47           .24


                                                 2000
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                         ---------     ---------     ---------     ---------

Total Revenues          $241,103       $350,038      $408,086      $503,247
Gross Profit(1)          201,787        316,654       368,181       504,452
Net Income               159,445        283,836       334,080       471,808
Limited Partners'
   Net Income
   Per Unit                 1.27           2.27          2.67          3.79

------------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                                 P-6 Partnership
                                 ---------------


                                                2001
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter(2)
                         ---------     ---------     ---------     ---------

Total Revenues          $1,117,420     $667,075      $447,011      $126,651
Gross Profit(1)          1,065,032      621,554       400,016        51,701
Net Income               1,009,415      582,033       359,595        12,407
Limited Partners'
   Net Income
   Per Unit                   6.69         3.86          2.23           .04


                                                2000
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                         ---------     ---------     ---------     ---------

Total Revenues          $458,773       $537,393      $727,989      $791,303
Gross Profit(1)          378,815        473,142       648,848       680,456
Net Income               327,706        433,689       607,810       641,114
Limited Partners'
   Net Income
   Per Unit                 2.16           2.86          4.02          4.23

------------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                               INDEX TO EXHIBITS
                               -----------------

      No. Description
      --- -----------


     *4.1 Certificate  of  Limited  Partnership  dated  March  16,  1988 for the
          Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership.

     *4.2 Amended and Restated  Agreement of Limited  Partnership  dated October
          25, 1988 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

     *4.3 First  Amendment  to  Certificate  of  Limited  Partnership  and First
          Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

     *4.4 Second Amendment to Certificate of Limited  Partnership  dated July 1,
          1996 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

     *4.5 Second  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    4,    1993,    for    the    Geodyne
          Institutional/Pension Energy Income P-1 Limited Partnership.

     *4.6 Third   Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    31,    1995,    for   the    Geodyne
          Institutional/Pension Energy Income P-1 Limited Partnership.

     *4.7 Fourth  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

     *4.8 Certificate of Limited  Partnership  dated  September 29, 1988 for the
          Geodyne Institutional/ Pension Energy Income P-2 Limited Partnership.

     *4.9 Amended and Restated  Agreement of Limited  Partnership dated February
          9, 1989 for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

    *4.10 First  Amendment  to  Certificate  of  Limited  Partnership  and First
          Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

    *4.11 Second Amendment to Certificate of Limited  Partnership  dated July 1,
          1996 for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

    *4.12 Second  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    4,    1993,    for    the    Geodyne
          Institutional/Pension Energy Income P-2 Limited Partnership.

    *4.13 Third   Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    31,    1995,    for   the    Geodyne
          Institutional/Pension Energy Income P-2 Limited Partnership.

    *4.14 Fourth  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

    *4.15 ertificate  of Limited  Partnership  dated  February 13, 1989 for the
          Geodyne Institutional/ Pension Energy Income Limited Partnership P-3.

    *4.16 Amended and Restated  Agreement of Limited  Partnership  dated May 10,
          1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

    *4.17 First  Amendment  to  Certificate  of  Limited  Partnership  and First
          Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

    *4.18 Second Amendment to Certificate of Limited  Partnership  dated July 1,
          1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

    *4.19 Second  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    4,    1993,    for    the    Geodyne
          Institutional/Pension Energy Income Limited Partnership P-3.

    *4.20 Third   Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership dated August 31, 1995, for the

          Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

    *4.21 Fourth  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

    *4.22 Certificate of Limited  Partnership dated May 10, 1989 for the Geodyne
          Institutional/ Pension Energy Income Limited Partnership P-4.

    *4.23 Amended and Restated  Agreement of Limited  Partnership dated November
          20, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

    *4.24 First  Amendment  to  Certificate  of  Limited  Partnership  and First
          Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

    *4.25 Second Amendment to Certificate of Limited  Partnership  dated July 1,
          1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

    *4.26 Second  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    4,    1993,    for    the    Geodyne
          Institutional/Pension Energy Income Limited Partnership P-4.

    *4.27 Third   Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    31,    1995,    for   the    Geodyne
          Institutional/Pension Energy Income Limited Partnership P-4.

    *4.28 Fourth  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

    *4.29 Certificate  of Limited  Partnership  dated  November  9, 1989 for the
          Geodyne Institutional/ Pension Energy Income Limited Partnership P-5.

    *4.30 Amended and Restated  Agreement of Limited  Partnership dated February
          26, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

    *4.31 First  Amendment  to  Certificate  of  Limited  Partnership  and First
          Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

    *4.32 Second Amendment to Certificate of Limited  Partnership  dated July 1,
          1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

    *4.33 Second  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    4,    1993,    for    the    Geodyne
          Institutional/Pension Energy Income Limited Partnership P-5.

    *4.34 Third   Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    31,    1995,    for   the    Geodyne
          Institutional/Pension Energy Income Limited Partnership P-5.

    *4.35 Fourth  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

    *4.36 Certificate  of Limited  Partnership  dated  November 28, 1989 for the
          Geodyne Institutional/ Pension Energy Income Lmited Partnership P-6.

    *4.37 Amended and Restated  Agreement of Limited  Partnership  dated October
          5, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

    *4.38 First  Amendment  to  Certificate  of  Limited  Partnership  and First
          Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

    *4.39 Second Amendment to Certificate of Limited  Partnership  dated July 1,
          1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

    *4.40 Second  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    4,    1993,    for    the    Geodyne
          Institutional/Pension Energy Income Limited Partnership P-6.

    *4.41 Third   Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership    dated    August    31,    1995,    for   the    Geodyne
          Institutional/Pension Energy Income Limited Partnership P-6.

    *4.42 Fourth  Amendment  to  Amended  and  Restated   Agreement  of  Limited
          Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

    *10.1 Amended and Restated Agreement of Partnership dated October 25, 1988 for the Geodyne NPI Partnership P-1.

    *10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-1.

    *10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-1.

    *10.4 Amended and Restated Agreement of Partnership dated February 9, 1989 for the Geodyne NPI Partnership P-2.

    *10.5 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-2.

    *10.6 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-2.

    *10.7 Agreement of  Partnership  dated  February 9, 1989 for the Geodyne NPI
          Partnership P-3.

    *10.8 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-3.

    *10.9 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-3.

   *10.10 Agreement  of  Partnership  dated April 24, 1989 for the Geodyne NPI
          Partnership P-4.

   *10.11 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-4.

   *10.12 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-4.

    *10.13 Agreement of Partnership  dated October 27, 1989 for the Geodyne NPI
           Partnership P-5.

    *10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-5.

    *10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-5.

    *10.16 Agreement of Partnership dated November 28, 1989 for the Geodyne NPI
           Partnership P-6.

    *10.17 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-6.

    *10.18 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-6.

     *23.1 Consent  of   Ryder   Scott    Company,    L.P.   for   the   Geodyne
           Institutional/Pension Energy Income P-1 Limited Partnership.

     *23.2 Consent  of   Ryder   Scott    Company,    L.P.   for   the   Geodyne
           Institutional/Pension Energy Income P-2 Limited Partnership.

     *23.3 Consent  of   Ryder   Scott    Company,    L.P.   for   the   Geodyne
           Institutional/Pension Energy Income Limited Partnership P-3.

     *23.4 Consent  of   Ryder   Scott    Company,    L.P.   for   the   Geodyne
           Institutional/Pension Energy Income Limited Partnership P-4.

     *23.5 Consent  of   Ryder   Scott    Company,    L.P.   for   the   Geodyne
           Institutional/Pension Energy Income Limited Partnership P-5.

     *23.6 Consent  of   Ryder   Scott    Company,    L.P.   for   the   Geodyne
           Institutional/Pension Energy Income Limited Partnership P-6.

      All other Exhibits are omitted as inapplicable.

      ----------

      *Filed herewith.