Form 10-Q
period 2002-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP
filed 2002-08-13
CIK 850427, 869801, 863832, 860744, 854066, 850428

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  161,331        $  182,282
   Accounts receivable:
      General Partner (Note 2)                    40,126                 -
      Net Profits                                169,013           124,712
                                              ----------        ----------
        Total current assets                  $  370,470        $  306,994

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 754,504           783,748
                                              ----------        ----------
                                              $1,124,974        $1,090,742
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   63,288)      ($   77,557)
   Limited Partners, issued and
      outstanding, 108,074 units               1,188,262         1,168,299
                                              ----------        ----------
        Total Partners' capital               $1,124,974        $1,090,742
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------         ----------

REVENUES:
   Net Profits                                  $218,834          $430,320
   Interest income                                   214             3,181
   Gain (loss) on sale of Net Profits
      Interests                                   37,624         (     544)
                                                --------          --------
                                                $256,672          $432,957

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 25,679          $ 37,271
   General and administrative
      (Note 2)                                    33,908            29,970
                                                --------          --------
                                                $ 59,587          $ 67,241
                                                --------          --------

NET INCOME                                      $197,085          $365,716
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 21,998          $ 39,608
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $175,087          $326,108
                                                ========          ========
NET INCOME per unit                             $   1.62          $   3.02
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------         ----------

REVENUES:
   Net Profits                                  $404,921          $859,598
   Interest income                                   681             6,473
   Gain (loss) on sale of Net
      Profits Interests                           37,624         (     680)
                                                --------          --------
                                                $443,226          $865,391

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 56,219          $ 68,786
   General and administrative
      (Note 2)                                    79,280            75,709
                                                --------          --------
                                                $135,499          $144,495
                                                --------          --------

NET INCOME                                      $307,727          $720,896
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 35,764          $ 77,633
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $271,963          $643,263
                                                ========          ========
NET INCOME per unit                             $   2.52          $   5.95
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                   2002             2001
                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $307,727         $720,896
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  56,219           68,786
      (Gain) loss on sale of Net Profits
        Interests                               (  37,624)             680
      (Increase) decrease in accounts
        receivable - Net Profits                (  44,301)          65,125
                                                 --------         --------
Net cash provided by operating
   activities                                    $282,021         $855,487
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 29,698)       ($ 16,852)
   Proceeds from sale of Net Profits
      Interests                                       221                -
                                                 --------         --------
Net cash used by investing
   activities                                   ($ 29,477)       ($ 16,852)
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($273,495)       ($733,721)
                                                 --------         --------
Net cash used by financing
   activities                                   ($273,495)       ($733,721)
                                                 --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($ 20,951)        $104,914

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            182,282          284,937
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $161,331         $389,851
                                                 ========         ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                              June 30,         December 31,
                                                2002               2001
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $127,891          $141,777
   Accounts receivable:
      General Partner (Note 2)                   27,396                 -
      Net Profits                               132,861           100,510
                                               --------          --------
        Total current assets                   $288,148          $242,287

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                647,274           676,999
                                               --------          --------
                                               $935,422          $919,286
                                               ========          ========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($ 45,114)        ($ 55,787)
   Limited Partners, issued and
      outstanding, 90,094 units                 980,536           975,073
                                               --------          --------
        Total Partners' capital                $935,422          $919,286
                                               ========          ========







         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               --------         ----------

REVENUES:
   Net Profits                                 $171,233          $338,697
   Interest income                                  159             2,405
   Gain (loss) on sale of Net
      Profits Interests                          25,596         (     570)
                                               --------          --------
                                               $196,988          $340,532

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 21,993          $ 30,308
   General and administrative
      (Note 2)                                   29,100            25,102
                                               --------          --------
                                               $ 51,093          $ 55,410
                                               --------          --------

NET INCOME                                     $145,895          $285,122
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 16,553          $ 31,000
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $129,342          $254,122
                                               ========          ========
NET INCOME per unit                            $   1.44          $   2.82
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               --------         ----------

REVENUES:
   Net Profits                                 $311,801          $679,053
   Interest income                                  510             4,935
   (Gain) loss on sale of Net
      Profits Interests                          25,596         (     663)
                                               --------          --------
                                               $337,907          $683,325

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 47,944          $ 55,818
   General and administrative
      (Note 2)                                   69,155            65,800
                                               --------          --------
                                               $117,099          $121,618
                                               --------          --------

NET INCOME                                     $220,808          $561,707
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 26,345          $ 60,701
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $194,463          $501,006
                                               ========          ========
NET INCOME per unit                            $   2.16          $   5.56
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002               2001
                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $220,808           $561,707
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 47,944             55,818
      (Gain) loss on sale of Net Profits
        Interests                              (  25,596)               663
      (Increase) decrease in accounts
        receivable - Net Profits               (  32,351)            52,855
                                                --------           --------
Net cash provided by operating
   activities                                   $210,805           $671,043
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 20,275)         ($ 32,383)
   Proceeds from the sale of Net
      Profits Interests                              256                  -
                                                --------           --------
Net cash used by investing
   activities                                  ($ 20,019)         ($ 32,383)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($204,672)         ($559,265)
                                                --------           --------
Net cash used by financing
   activities                                  ($204,672)         ($559,265)
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 13,886)          $ 79,395

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           141,777            223,864
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $127,891           $303,259
                                                ========           ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  240,680        $  266,929
   Accounts receivable:
      General Partner (Note 2)                    50,553                 -
      Net Profits                                249,725           188,979
                                              ----------        ----------
        Total current assets                  $  540,958        $  455,908

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,207,605         1,263,248
                                              ----------        ----------
                                              $1,748,563        $1,719,156
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   54,329)      ($   74,177)
   Limited Partners, issued and
      outstanding, 169,637 units               1,802,892         1,793,333
                                              ----------        ----------
        Total Partners' capital               $1,748,563        $1,719,156
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------         ----------

REVENUES:
   Net Profits                                  $319,056          $630,221
   Interest income                                   354             4,611
   Gain (loss) on sale of Net
      Profits Interests                           47,198         (   1,132)
                                                --------          --------
                                                $366,608          $633,700

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 40,908          $ 55,999
   General and administrative
      (Note 2)                                    50,380            46,613
                                                --------          --------
                                                $ 91,288          $102,612
                                                --------          --------

NET INCOME                                      $275,320          $531,088
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 31,178          $ 57,687
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $244,142          $473,401
                                                ========          ========
NET INCOME per unit                             $   1.44          $   2.79
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                --------       ------------

REVENUES:
   Net Profits                                  $579,836        $1,264,163
   Interest income                                 1,059             9,350
   Gain (loss) on sale of Net
      Profits Interests                           47,198       (     1,304)
                                                --------        ----------
                                                $628,093        $1,272,209

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 89,213        $  103,290
   General and administrative
      (Note 2)                                   113,900           109,596
                                                --------        ----------
                                                $203,113        $  212,886
                                                --------        ----------

NET INCOME                                      $424,980        $1,059,323
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 50,421        $  114,293
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $374,559        $  945,030
                                                ========        ==========
NET INCOME per unit                             $   2.21        $     5.57
                                                ========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $424,980        $1,059,323
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 89,213           103,290
      (Gain) loss on sale of Net Profits
        Interests                              (  47,198)            1,304
      Decrease in accounts receivable -
        General Partner                                -               512
      (Increase) decrease in accounts
        receivable - Net Profits               (  60,746)          100,055
                                                --------        ----------
Net cash provided by operating
   activities                                   $406,249        $1,264,484
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 37,411)      ($   62,349)
   Proceeds from the sale of Net
      Profits Interests                              486                 -
                                                --------        ----------
Net cash used by investing
   activities                                  ($ 36,925)      ($   62,349)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($395,573)      ($1,053,793)
                                                --------        ----------
Net cash used by financing
   activities                                  ($395,573)      ($1,053,793)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 26,249)       $  148,342

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           266,929           416,457
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $240,680        $  564,799
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS


                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  340,837        $  420,602
   Accounts receivable:
      Net Profits                                381,102           332,362
                                              ----------        ----------
        Total current assets                  $  721,939        $  752,964

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 607,911           649,016
                                              ----------        ----------
                                              $1,329,850        $1,401,980
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   52,801)      ($   71,619)
   Limited Partners, issued and
      outstanding, 126,306 units               1,382,651         1,473,599
                                              ----------        ----------
        Total Partners' capital               $1,329,850        $1,401,980
                                              ==========        ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $389,236          $453,352
   Interest income                                   608             4,902
   Loss on sale of Net Profits
      Interests                                        -         (     813)
                                                --------          --------
                                                $389,844          $457,441

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 34,176          $ 32,502
   General and administrative
      (Note 2)                                    37,647            34,943
                                                --------          --------
                                                $ 71,823          $ 67,445
                                                --------          --------

NET INCOME                                      $318,021          $389,996
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 34,818          $ 41,434
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $283,203          $348,562
                                                ========          ========
NET INCOME per unit                             $   2.24          $   2.76
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                --------       ------------

REVENUES:
   Net Profits                                  $725,326        $1,164,589
   Interest income                                 1,719            10,444
   Loss on sale of Net Profits
      Interests                                        -       (       813)
                                                --------        ----------
                                                $727,045        $1,174,220

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 82,868        $   66,363
   General and administrative
      (Note 2)                                    87,134            85,818
                                                --------        ----------
                                                $170,002        $  152,181
                                                --------        ----------

NET INCOME                                      $557,043        $1,022,039
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 62,991        $  107,132
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $494,052        $  914,907
                                                ========        ==========
NET INCOME per unit                             $   3.91        $     7.24
                                                ========        ==========
UNITS OUTSTANDING                                126,306           126,306
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $557,043        $1,022,039
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 82,868            66,363
      Loss on sale of Net Profits
        Interests                                      -               813
      (Increase) decrease in accounts
        receivable - Net Profits               (  48,740)           71,796
                                                --------        ----------
Net cash provided by operating
   activities                                   $591,171        $1,161,011
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 41,763)      ($   18,533)
   Proceeds from sale of Net Profits
      Interests                                        -                44
                                                --------        ----------
Net cash used by investing activities          ($ 41,763)      ($   18,489)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($629,173)      ($1,124,462)
                                                --------        ----------
Net cash used by financing
   activities                                  ($629,173)      ($1,124,462)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 79,765)       $   18,060

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           420,602           439,461
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $340,837        $  457,521
                                                ========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,         December 31,
                                                 2002               2001
                                              ----------        ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $226,245           $171,708
   Accounts receivable:
      Net Profits                                90,604             50,592
                                               --------           --------
        Total current assets                   $316,849           $222,300

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                592,919            641,204
                                               --------           --------
                                               $909,768           $863,504
                                               ========           ========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($ 69,680)         ($ 74,788)
   Limited Partners, issued and
      outstanding, 118,449 units                979,448            938,292
                                               --------           --------
        Total Partners' capital                $909,768           $863,504
                                               ========           ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $256,752          $452,545
   Interest income                                   428             5,650
   Gain (loss) on sale of Net Profits
      Interests                                    9,113         (     246)
                                                --------          --------
                                                $266,293          $457,949

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 24,488          $ 23,364
   General and administrative
      (Note 2)                                    35,543            32,845
                                                --------          --------
                                                $ 60,031          $ 56,209
                                                --------          --------

NET INCOME                                      $206,262          $401,740
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 11,272          $ 20,739
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $194,990          $381,001
                                                ========          ========
NET INCOME per unit                             $   1.65          $   3.22
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                                  2002             2001
                                                --------        ----------

REVENUES:
   Net Profits                                  $420,760        $1,333,899
   Interest income                                   981            11,309
   Gain (loss) on sale of Net Profits
      Interests                                    9,113       (       246)
                                                --------        ----------
                                                $430,854        $1,344,962

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 48,102        $   52,891
   General and administrative
      (Note 2)                                    82,719            81,529
                                                --------        ----------
                                                $130,821        $  134,420
                                                --------        ----------

NET INCOME                                      $300,033        $1,210,542
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 16,877        $   62,077
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $283,156        $1,148,465
                                                ========        ==========
NET INCOME per unit                             $   2.39        $     9.70
                                                ========        ==========
UNITS OUTSTANDING                                118,449           118,449
                                                ========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                   2002            2001
                                                ----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $300,033       $1,210,542
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  48,102           52,891
      (Gain) loss on sale of Net Profits
        Interests                               (   9,113)             246
      (Increase) decrease in accounts
        receivable - Net Profits                (  40,012)          93,164
                                                 --------       ----------
Net cash provided by operating
   activities                                    $299,010       $1,356,843
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    416)     ($   16,546)
   Proceeds from the sale of Net
      Profits Interests                             9,712                -
                                                 --------       ----------
Net cash provided (used) by investing
   activities                                    $  9,296      ($   16,546)
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($253,769)     ($1,248,408)
                                                 --------       ----------
Net cash used by financing
   activities                                   ($253,769)     ($1,248,408)
                                                 --------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 54,537       $   91,889

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            171,708          440,454
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $226,245       $  532,343
                                                 ========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  364,658       $  187,301
   Accounts receivable:
      Net Profits                                 162,032           62,543
                                               ----------       ----------
        Total current assets                   $  526,690       $  249,844

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,198,376        1,303,109
                                               ----------       ----------
                                               $1,725,066       $1,552,953
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   62,309)     ($   87,910)
   Limited Partners, issued and
      outstanding, 143,041 units                1,787,375        1,640,863
                                               ----------       ----------
        Total Partners' capital                $1,725,066       $1,552,953
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $468,383          $659,542
   Interest income                                   602             7,623
   Gain (loss) on sale of Net
      Profits Interests                           10,265         (      90)
                                                --------          --------
                                                $479,250          $667,075

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 49,905          $ 45,521
   General and administrative
      (Note 2)                                    42,122            39,521
                                                --------          --------
                                                $ 92,027          $ 85,042
                                                --------          --------

NET INCOME                                      $387,223          $582,033
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 43,153          $ 30,541
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $344,070          $551,492
                                                ========          ========
NET INCOME per unit                             $   2.40          $   3.86
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------         ----------

REVENUES:
   Net Profits                                  $792,289         $1,768,736
   Interest income                                 1,214             15,849
   Gain (loss) on sale of Net
      Profits Interests                           10,265        (        90)
                                                --------         ----------
                                                $803,768         $1,784,495

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $105,162         $   97,909
   General and administrative
      (Note 2)                                    96,545             95,138
                                                --------         ----------
                                                $201,707         $  193,047
                                                --------         ----------

NET INCOME                                      $602,061         $1,591,448
                                                ========         ==========
GENERAL PARTNER - NET INCOME                    $ 69,549         $   82,696
                                                ========         ==========
LIMITED PARTNERS - NET INCOME                   $532,512         $1,508,752
                                                ========         ==========
NET INCOME per unit                             $   3.72         $    10.55
                                                ========         ==========
UNITS OUTSTANDING                                143,041            143,041
                                                ========         ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                ---------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $602,061       $1,591,448
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 105,162           97,909
      (Gain) loss on sale of Net Profits
        Interests                               (  10,265)              90
      (Increase) decrease in accounts
        receivable -  Net Profits               (  99,489)         105,938
                                                 --------       ----------
Net cash provided by operating
   activities                                    $597,469       $1,795,385
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  1,031)     ($    8,789)
   Proceeds from sale of Net Profits
      Interests                                    10,867                -
                                                 --------       ----------
Net cash provided (used) by investing
   activities                                    $  9,836      ($    8,789)
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($429,948)     ($1,741,142)
                                                 --------       ----------
Net cash used by financing
   activities                                   ($429,948)     ($1,741,142)
                                                 --------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $177,357       $   45,454

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            187,301          691,186
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $364,658       $  736,640
                                                 ========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2002, combined statements of operations for the three and six months ended June 30, 2002 and 2001, and combined statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2002, the combined results of operations for the three and six months ended June 30, 2002 and 2001, and the combined cash flows for the six months ended June 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                   $5,468                  $28,440
               P-2                    5,391                   23,709
               P-3                    5,740                   44,640
               P-4                    4,407                   33,240
               P-5                    4,373                   31,170
               P-6                    4,481                   37,641

      During the six months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $22,400                  $56,880
               P-2                   21,737                   47,418
               P-3                   24,620                   89,280
               P-4                   20,654                   66,480
               P-5                   20,379                   62,340
               P-6                   21,263                   75,282

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      ACCOUNTS RECEIVABLE - GENERAL PARTNER

      The Accounts Receivable - General Partner at June 30, 2002 for the P-1, P-2, and P-3 Partnerships represents accrued proceeds from a related party for the sale of certain oil and gas properties during the six months ended June 30, 2002. Such amount was received in July 2002.

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2002, capital expenditures affecting the P-1, P-2, and P-3 Partnerships' Net Profits Interests totaled $29,698, $20,275, and $37,411, respectively. The costs for the P-1, P-2, and P-3
      Partnerships were indirectly incurred as a result of drilling and recompletion activities on one property, the CHB Weir in Lea County, New Mexico.

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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $218,834         $430,320
      Barrels produced                               4,778            6,142
      Mcf produced                                  64,706           80,847
      Average price/Bbl                           $  23.62         $  26.60
      Average price/Mcf                           $   2.58         $   4.26

      As shown in the table above, total Net Profits decreased $211,486 (49.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $109,000 was related to a decrease in the average price of gas sold and (ii) $36,000 and $69,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,364 barrels and 16,141 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of several wells due to production difficulties during the three months ended June 30, 2002, (ii) a positive prior period gas balancing adjustment on one significant well during the three months ended June 30, 2001, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2001. Average oil and gas prices decreased to $23.62 per barrel and $2.58 per Mcf, respectively, for the three months ended June 30, 2002 from

      $26.60 per barrel and $4.26 per Mcf, respectively, for the three months ended June 30, 2001.

      The P-1 Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $37,624 gain on such sales. No such material sales occurred during the three months ended June 30, 2001.

      Depletion of Net Profits Interests decreased $11,592 (31.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining gas reserves. As a percentage of Net Profits, this expense increased to 11.7% for the three months ended June 30, 2002 from 8.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,938 (13.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to (i) a change in allocation of audit fees among the P-1 Partnership and other affiliated partnerships and
      (ii) an increase in professional fees. As a percentage of Net Profits, these expenses increased to 15.5% for the three months ended June 30, 2002 from 7.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $404,921         $859,598
      Barrels produced                              10,827           11,134
      Mcf produced                                 139,468          150,416
      Average price/Bbl                           $  21.10         $  27.61
      Average price/Mcf                           $   2.37         $   4.75

      As shown in the table above, total Net Profits decreased $454,677 (52.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $71,000 and $332,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $52,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 307 barrels and 10,948 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $21.10 per barrel and $2.37 per Mcf, respectively, for the six months ended June 30, 2002 from $27.61 per barrel and $4.75 per Mcf, respectively, for the six months ended June 30, 2001.

      The P-1 Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $37,624 gain on such sales. No such material sales occurred during the six months ended June 30, 2001.

      Depletion of Net Profits Interests decreased $12,567 (18.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining gas reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 13.9% for the six months ended June 30, 2002 from 8.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,571 (4.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 19.6% for the six months ended June 30, 2002 from 8.8% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2002 were $14,309,558 or 132.41% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $171,233         $338,697
      Barrels produced                               3,350            4,347
      Mcf produced                                  52,407           66,228
      Average price/Bbl                           $  23.49         $  26.61
      Average price/Mcf                           $   2.69         $   4.35

      As shown in the table above, total Net Profits decreased $167,464 (49.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $87,000 was related to a decrease in the average price of gas sold and (ii) $27,000 and $60,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $17,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 997 barrels and 13,821 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of several wells due to production difficulties during the three months ended June 30, 2002, (ii) a positive prior period gas balancing adjustment on one significant well during the three months ended June 30, 2001, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2001. Average oil and gas prices decreased to $23.49 per barrel and $2.69 per Mcf, respectively, for the three months ended June 30, 2002 from $26.61 per barrel and $4.35 per Mcf, respectively, for the three months ended June 30, 2001.

      The P-2 Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $25,596 gain on such sales. No such material sales occurred during the three months ended June 30, 2001.

      Depletion of Net Profits Interests decreased $8,315 (27.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining gas reserves. As a percentage of Net Profits, this expense increased to 12.8% for the three months ended June 30, 2002 from 8.9% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,998 (15.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to (i) a change in allocation of audit fees among the P-2 Partnership and other affiliated partnerships and
      (ii) an increase in professional fees. As a percentage of Net Profits, these expenses increased to 17.0% for the three months ended June 30, 2002 from 7.4% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $311,801         $679,053
      Barrels produced                               7,548            7,837
      Mcf produced                                 112,770          122,982
      Average price/Bbl                           $  21.04         $  27.60
      Average price/Mcf                           $   2.44         $   4.86

      As shown in the table above, total Net Profits decreased $367,252 (54.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $50,000 and $273,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $50,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 289 barrels and 10,212 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $21.04 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 2002 from $27.60 per barrel and $4.86 per Mcf, respectively, for the six months ended June 30, 2001.

      The P-2 Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $25,596 gain on such sales. No such material sales occurred during the six months ended June 30, 2001.

      Depletion of Net Profits Interests decreased $7,874 (14.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining gas reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 15.4% for the six months ended June 30, 2002 from 8.2% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,355 (5.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 22.2% for the six months ended June 30, 2002 from 9.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2002 were $10,913,561 or 121.14% of the Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $319,056         $630,221
      Barrels produced                               6,181            8,040
      Mcf produced                                  97,779          123,187
      Average price/Bbl                           $  23.51         $  26.61
      Average price/Mcf                           $   2.70         $   4.37

      As shown in the table above, total Net Profits decreased $311,165 (49.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $163,000 was related to a decrease in the average price of gas sold and (ii) $49,000 and $111,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $31,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 1,859 barrels and 25,408 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of several wells due to production difficulties during the three months ended June 30, 2002, (ii) a positive prior period gas balancing adjustment on one significant well during the three months ended June 30, 2001, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2001. Average oil and gas prices decreased to $23.51 per barrel and $2.70 per Mcf, respectively, for the three months ended June 30, 2002 from $26.61 per barrel and $4.37 per Mcf, respectively, for the three months ended June 30, 2001.

      The P-3 Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $47,198 gain on such sales. No such material sales occurred during the three months ended June 30, 2001.

      Depletion of Net Profits Interests decreased $15,091 (26.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining gas reserves. As a percentage of Net Profits, this expense increased to 12.8% for the three months ended June 30, 2002 from 8.9% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,767 (8.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 15.8% for the three months ended June 30, 2002 from 7.4% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $579,836       $1,264,163
      Barrels produced                              13,937           14,487
      Mcf produced                                 210,486          229,273
      Average price/Bbl                           $  21.05       $    27.61
      Average price/Mcf                           $   2.44       $     4.87

      As shown in the table above, total Net Profits decreased $684,327 (54.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $91,000 and $512,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $92,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 550 barrels and 18,787 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $21.05 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 2002 from $27.61 per barrel and $4.87 per Mcf, respectively, for the six months ended June 30, 2001.

      The P-3 Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $47,198 gain on such sales. No such material sales occurred during the six months ended June 30, 2001.

      Depletion of Net Profits Interests decreased $14,077 (13.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining gas reserves. As a percentage of Net Profits, this expense increased to 15.4% for the six months ended June 30, 2002 from 8.2% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,304 (3.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 19.6% for the six months ended June 30, 2002 from 8.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2002 were $19,917,401 or 117.41% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $389,236         $453,352
      Barrels produced                               4,513            5,704
      Mcf produced                                 109,626           86,155
      Average price/Bbl                           $  24.73         $  26.34
      Average price/Mcf                           $   3.51         $   5.04

      As shown in the table above, total Net Profits decreased $64,116 (14.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $7,000 and $169,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $31,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by increases of approximately (i) $118,000 related to an increase in volumes of gas sold and (ii) $25,000 related to a decrease in production expenses. Volumes of oil sold decreased 1,191 barrels, while volumes of gas sold increased 23,471 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to production difficulties on one significant well during the three months ended June 30, 2002. This decrease was partially offset by increased production on several wells due to the successful recompletion of those wells during mid 2001. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during mid 2001 and (ii) the successful completion of a new well during mid 2001. These increases were partially offset by normal declines in production. The decrease in production expenses was primarily due to (i) negative prior period production tax adjustments on several wells during the three months ended June 30, 2002 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. Average oil and gas prices decreased to $24.73 per barrel and $3.51 per Mcf, respectively, for the three months ended June 30, 2002 from $26.34 per barrel and $5.04 per Mcf, respectively, for the three months ended June 30, 2001.

      Depletion of Net Profits Interests increased $1,674 (5.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of Net Profits, this expense increased to 8.8% for the three months ended June 30, 2002 from 7.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,704 (7.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 9.7% for the three months ended June 30, 2002 from 7.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $725,326       $1,164,589
      Barrels produced                              13,352           11,566
      Mcf produced                                 251,358          176,394
      Average price/Bbl                           $  21.65       $    27.48
      Average price/Mcf                           $   2.67       $     6.14

      As shown in the table above, total Net Profits decreased $439,263 (37.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $78,000 and $872,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $49,000 and $460,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 1,786 barrels and 74,964 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during mid 2001. This increase was partially offset by (i) production difficulties on one significant well during the six months ended June 30, 2002 and (ii) normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during mid 2001, (ii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2002, and (iii) the successful completion of a new well during mid 2001. Average oil and gas prices decreased to $21.65 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002 from $27.48 per barrel and $6.14 per Mcf, respectively, for the six months ended June 30, 2001.

      Depletion of Net Profits Interests increased $16,505 (24.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil reserves. As a percentage of Net Profits, this expense increased to 11.4% for the six months ended June 30, 2002 from 5.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,316 (1.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 12.0% for the six months ended June 30, 2002 from 7.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2002 were $15,911,945 or 125.98% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $256,752         $452,545
      Barrels produced                               1,045            1,068
      Mcf produced                                 105,888          110,410
      Average price/Bbl                           $  25.07         $  26.07
      Average price/Mcf                           $   2.82         $   4.44

      As shown in the table above, total Net Profits decreased $195,793 (43.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $171,000 was related to a decrease in the average price of gas sold and (ii) $20,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 23 barrels and 4,522 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Average oil and gas prices decreased to $25.07 per barrel and $2.82 per Mcf, respectively, for the three months ended June 30, 2002 from $26.07 per barrel and $4.44 per Mcf, respectively, for the three months ended June 30, 2001.

      Depletion of Net Profits Interests increased $1,124 (4.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of Net Profits, this expense increased to 9.5% for the three months ended June 30, 2002 from 5.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,698 (8.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 13.8% for the three months ended June 30, 2002 from 7.3% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $420,760       $1,333,899
      Barrels produced                               2,504            2,219
      Mcf produced                                 205,288          251,140
      Average price/Bbl                           $  21.48       $    27.66
      Average price/Mcf                           $   2.62       $     5.89

      As shown in the table above, total Net Profits decreased $913,139 (68.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $669,000 was related to a decrease in the average price of gas sold and (ii) $270,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 285 barrels, while volumes of gas sold decreased 45,852 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments on two significant wells during the six months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to
      (i) the shutting-in of one significant well due to production difficulties during the six months ended June 30, 2002 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in well to return to production. Average oil and gas prices decreased to $21.48 per barrel and $2.62 per Mcf, respectively, for the six months ended June 30, 2002 from $27.66 per barrel and $5.89 per Mcf, respectively, for the six months ended June 30, 2001.

      Depletion of Net Profits Interests decreased $4,789 (9.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of Net Profits, this expense increased to 11.4% for the six months ended June 30, 2002 from 4.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,190 (1.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 19.7% for the six months ended June 30, 2002 from 6.1% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2002  were  $11,120,759  or  93.89%  of  the  Limited   Partners'  capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002           2001
                                                  --------       --------
      Net Profits                                 $468,383       $659,542
      Barrels produced                               3,351          2,372
      Mcf produced                                 169,403        170,320
      Average price/Bbl                           $  22.12       $  30.38
      Average price/Mcf                           $   3.13       $   4.35

      As shown in the table above, total Net Profits decreased $191,159 (29.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately $28,000 and $206,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $30,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 979 barrels, while volumes of gas sold decreased 917 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during late 2001 and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was substantially offset by the P-6 Partnership's receipt of a reduced percentage of sales on one significant well during the three months ended June 30, 2001 due to gas balancing. Average oil and gas prices decreased to $22.12 per barrel and $3.13 per Mcf, respectively, for the three months ended June 30, 2002 from $30.38 per barrel and $4.35 per Mcf, respectively, for the three months ended June 30, 2001.

      Depletion of Net Profits Interests increased $4,384 (9.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of Net Profits, this expense increased to 10.7% for the three months ended June 30, 2002 from 6.9% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,601 (6.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 9.0% for the three months ended June 30, 2002 from 6.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $792,289       $1,768,736
      Barrels produced                               7,005            5,844
      Mcf produced                                 357,316          359,203
      Average price/Bbl                           $  20.47       $    27.45
      Average price/Mcf                           $   2.71       $     5.50

      As shown in the table above, total Net Profits decreased $976,447 (55.2%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $997,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 1,161 barrels, while volumes of gas sold decreased 1,887 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during late 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during the six months ended June 30, 2002. These decreases were substantially offset by (i) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2002 and (ii) the P-6 Partnership's receipt of a reduced percentage of sales on the same well during the six months ended June 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management does not expect the shut-in well to return to production. Average oil and gas prices decreased to $20.47 per barrel and $2.71 per Mcf, respectively, for the six months ended June 30, 2002 from $27.45 per barrel and $5.50 per Mcf, respectively, for the six months ended June 30, 2001.

      Depletion of Net Profits Interests increased $7,253 (7.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage ofl Net Profits, this expense increased to 13.3% for the six months ended June 30, 2002 from 5.5% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,407 (1.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of Net Profits, these expenses increased to 12.2% for the six months ended June 30, 2002 from 5.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2002 were $15,669,248 or 109.54% of the Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-1 Partnership.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-2 Partnership.

            99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-3 Partnership.

            99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-4 Partnership.

            99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-5 Partnership.

            99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-6 Partnership.


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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2002              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2002              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income P-2 Limited Partnership.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.