Form 10-Q
period 2002-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP
filed 2002-11-14
CIK 850427, 869801, 863832, 860744, 854066, 850428

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  250,088        $  182,282
   Accounts receivable:
      Net Profits                                184,473           124,712
                                              ----------        ----------
        Total current assets                  $  434,561        $  306,994

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 742,612           783,748
                                              ----------        ----------
                                              $1,177,173        $1,090,742
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   64,426)      ($   77,557)
   Limited Partners, issued and
      outstanding, 108,074 units               1,241,599         1,168,299
                                              ----------        ----------
        Total Partners' capital               $1,177,173        $1,090,742
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $282,385          $249,054
   Interest income                                   459             2,374
                                                --------          --------
                                                $282,844          $251,428

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 25,991          $ 32,976
   General and administrative
      (Note 2)                                    32,819            30,842
                                                --------          --------
                                                $ 58,810          $ 63,818
                                                --------          --------

NET INCOME                                      $224,034          $187,610
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 24,697          $ 21,491
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $199,337          $166,119
                                                ========          ========
NET INCOME per unit                             $   1.84          $   1.54
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                                --------       ------------

REVENUES:
   Net Profits                                  $687,306        $1,108,652
   Interest income                                 1,140             8,847
   Gain (loss) on sale of Net
      Profits Interests                           37,624       (       680)
                                                --------        ----------
                                                $726,070        $1,116,819

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 82,210        $  101,762
   General and administrative
      (Note 2)                                   112,099           106,551
                                                --------        ----------
                                                $194,309        $  208,313
                                                --------        ----------

NET INCOME                                      $531,761        $  908,506
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 60,461        $   99,124
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $471,300        $  809,382
                                                ========        ==========
NET INCOME per unit                             $   4.36        $     7.49
                                                ========        ==========
UNITS OUTSTANDING                                108,074           108,074
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                   2002            2001
                                                ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $531,761       $  908,506
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  82,210          101,762
      (Gain) loss on sale of Net Profits
        Interests                               (  37,624)             680
      (Increase) decrease in accounts
        receivable - Net Profits                (  59,761)         103,806
                                                 --------       ----------
Net cash provided by operating
   activities                                    $516,586       $1,114,754
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 43,918)     ($   22,907)
   Proceeds from sale of Net Profits
      Interests                                    40,468                -
                                                 --------       ----------
Net cash used by investing
   activities                                   ($  3,450)     ($   22,907)
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($445,330)     ($1,144,014)
                                                 --------       ----------
Net cash used by financing
   activities                                   ($445,330)     ($1,144,014)
                                                 --------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 67,806      ($   52,167)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            182,282          284,937
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $250,088       $  232,770
                                                 ========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  192,655        $141,777
   Accounts receivable:
      Net Profits                                 142,507         100,510
                                               ----------        --------
        Total current assets                   $  335,162        $242,287

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  640,976         676,999
                                               ----------        --------
                                               $  976,138        $919,286
                                               ==========        ========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   45,587)      ($ 55,787)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,021,725         975,073
                                               ----------        --------
        Total Partners' capital                $  976,138        $919,286
                                               ==========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               --------          --------

REVENUES:
   Net Profits                                 $215,924          $188,436
   Interest income                                  352             1,855
                                               --------          --------
                                               $216,276          $190,291

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 20,666          $ 26,617
   General and administrative
      (Note 2)                                   27,817            25,890
                                               --------          --------
                                               $ 48,483          $ 52,507
                                               --------          --------

NET INCOME                                     $167,793          $137,784
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 18,604          $ 15,988
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $149,189          $121,796
                                               ========          ========
NET INCOME per unit                            $   1.65          $   1.35
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                               --------         ----------

REVENUES:
   Net Profits                                 $527,725          $867,489
   Interest income                                  862             6,790
   Gain (loss) on sale of Net
      Profits Interests                          25,596         (     663)
                                               --------          --------
                                               $554,183          $873,616

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 68,610          $ 82,435
   General and administrative
      (Note 2)                                   96,972            91,690
                                               --------          --------
                                               $165,582          $174,125
                                               --------          --------

NET INCOME                                     $388,601          $699,491
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 44,949          $ 76,689
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $343,652          $622,802
                                               ========          ========
NET INCOME per unit                            $   3.81          $   6.91
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-2
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002               2001
                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $388,601           $699,491
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 68,610             82,435
      (Gain) loss on sale of Net Profits
        Interests                              (  25,596)               663
      (Increase) decrease in accounts
        receivable - Net Profits               (  41,997)            88,742
                                                --------           --------
Net cash provided by operating
   activities                                   $389,618           $871,331
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 34,726)         ($ 36,615)
   Proceeds from the sale of Net
      Profits Interests                           27,735                  -
                                                --------           --------
Net cash used by investing
   activities                                  ($  6,991)         ($ 36,615)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($331,749)         ($873,414)
                                                --------           --------
Net cash used by financing
   activities                                  ($331,749)         ($873,414)
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 50,878          ($ 38,698)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           141,777            223,864
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $192,655           $185,166
                                                ========           ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  358,932        $  266,929
   Accounts receivable:
      Net Profits                                266,819           188,979
                                              ----------        ----------
        Total current assets                  $  625,751        $  455,908

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,195,797         1,263,248
                                              ----------        ----------
                                              $1,821,548        $1,719,156
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,186)      ($   74,177)
   Limited Partners, issued and
      outstanding, 169,637 units               1,876,734         1,793,333
                                              ----------        ----------
        Total Partners' capital               $1,821,548        $1,719,156
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $400,421          $352,647
   Interest income                                   680             3,581
                                                --------          --------
                                                $401,101          $356,228

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 38,803          $ 49,390
   General and administrative
      (Note 2)                                    49,780            47,860
                                                --------          --------
                                                $ 88,583          $ 97,250
                                                --------          --------

NET INCOME                                      $312,518          $258,978
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 34,676          $ 29,985
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $277,842          $228,993
                                                ========          ========
NET INCOME per unit                             $   1.64          $   1.35
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ----------       ------------

REVENUES:
   Net Profits                                $  980,257        $1,616,810
   Interest income                                 1,739            12,931
   Gain (loss) on sale of Net
      Profits Interests                           47,198       (     1,304)
                                              ----------        ----------
                                              $1,029,194        $1,628,437

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  128,016        $  152,680
   General and administrative
      (Note 2)                                   163,680           157,456
                                              ----------        ----------
                                              $  291,696        $  310,136
                                              ----------        ----------

NET INCOME                                    $  737,498        $1,318,301
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   85,097        $  144,278
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  652,401        $1,174,023
                                              ==========        ==========
NET INCOME per unit                           $     3.85        $     6.92
                                              ==========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $737,498        $1,318,301
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                128,016           152,680
      (Gain) loss on sale of Net Profits
        Interests                              (  47,198)            1,304
      Decrease in accounts receivable -
        General Partner                                -               512
      (Increase) decrease in accounts
        receivable - Net Profits               (  77,840)          165,724
                                                --------        ----------
Net cash provided by operating
   activities                                   $740,476        $1,638,521
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 64,560)      ($   70,157)
   Proceeds from the sale of Net
      Profits Interests                           51,193                 -
                                                --------        ----------
Net cash used by investing
   activities                                  ($ 13,367)      ($   70,157)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($635,106)      ($1,613,700)
                                                --------        ----------
Net cash used by financing
   activities                                  ($635,106)      ($1,613,700)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 92,003       ($   45,336)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           266,929           416,457
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $358,932        $  371,121
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  405,645        $  420,602
   Accounts receivable:
      Net Profits                                406,598           332,362
                                              ----------        ----------
        Total current assets                  $  812,243        $  752,964

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 513,098           649,016
                                              ----------        ----------
                                              $1,325,341        $1,401,980
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   51,916)      ($   71,619)
   Limited Partners, issued and
      outstanding, 126,306 units               1,377,257         1,473,599
                                              ----------        ----------
        Total Partners' capital               $1,325,341        $1,401,980
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $402,565          $642,677
   Interest income                                   914             3,302
                                                --------          --------
                                                $403,479          $645,979

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $116,804          $ 54,769
   General and administrative
      (Note 2)                                    36,646            35,822
                                                --------          --------
                                                $153,450          $ 90,591
                                                --------          --------

NET INCOME                                      $250,029          $555,388
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 35,423          $ 60,138
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $214,606          $495,250
                                                ========          ========
NET INCOME per unit                             $   1.70          $   3.92
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002              2001
                                              ----------       ------------

REVENUES:
   Net Profits                                $1,127,891        $1,807,266
   Interest income                                 2,633            13,746
   Loss on sale of Net Profits
      Interests                                        -       (       813)
                                              ----------        ----------
                                              $1,130,524        $1,820,199

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  199,672        $  121,132
   General and administrative
      (Note 2)                                   123,780           121,640
                                              ----------        ----------
                                              $  323,452        $  242,772
                                              ----------        ----------

NET INCOME                                    $  807,072        $1,577,427
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   98,414        $  167,270
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  708,658        $1,410,157
                                              ==========        ==========
NET INCOME per unit                           $     5.61        $    11.16
                                              ==========        ==========
UNITS OUTSTANDING                                126,306           126,306
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002             2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $807,072        $1,577,427
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                199,672           121,132
      Loss on sale of Net Profits
        Interests                                      -               813
      (Increase) decrease in accounts
        receivable - Net Profits               (  74,236)           51,480
                                                --------        ----------
Net cash provided by operating
   activities                                   $932,508        $1,750,852
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 63,754)      ($  148,286)
   Proceeds from sale of Net Profits
      Interests                                        -               613
                                                --------        ----------
Net cash used by investing activities          ($ 63,754)      ($  147,673)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($883,711)      ($1,618,650)
                                                --------        ----------
Net cash used by financing
   activities                                  ($883,711)      ($1,618,650)
                                                --------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 14,957)      ($   15,471)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           420,602           439,461
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $405,645        $  423,990
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,      December 31,
                                                 2002               2001
                                             -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  251,848          $171,708
   Accounts receivable:
      Net Profits                                 65,785            50,592
                                              ----------          --------
        Total current assets                  $  317,633          $222,300

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 614,051           641,204
                                              ----------          --------
                                              $  931,684          $863,504
                                              ==========          ========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   70,867)        ($ 74,788)
   Limited Partners, issued and
      outstanding, 118,449 units               1,002,551           938,292
                                              ----------          --------
        Total Partners' capital               $  931,684          $863,504
                                              ==========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $233,706          $236,933
   Interest income                                   579             3,362
                                                --------          --------
                                                $234,285          $240,295

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 18,946          $ 22,501
   General and administrative
      (Note 2)                                    34,464            33,641
                                                --------          --------
                                                $ 53,410          $ 56,142
                                                --------          --------

NET INCOME                                      $180,875          $184,153
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,772          $  9,940
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $171,103          $174,213
                                                ========          ========
NET INCOME per unit                             $   1.45          $   1.47
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                  2002             2001
                                                --------       ------------

REVENUES:
   Net Profits                                  $654,466        $1,570,832
   Interest income                                 1,560            14,671
   Gain (loss) on sale of Net Profits
      Interests                                    9,113       (       246)
                                                --------        ----------
                                                $665,139        $1,585,257

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 67,048        $   75,392
   General and administrative
      (Note 2)                                   117,183           115,170
                                                --------        ----------
                                                $184,231        $  190,562
                                                --------        ----------

NET INCOME                                      $480,908        $1,394,695
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 26,649        $   72,017
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $454,259        $1,322,678
                                                ========        ==========
NET INCOME per unit                             $   3.84        $    11.17
                                                ========        ==========
UNITS OUTSTANDING                                118,449           118,449
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                   2002            2001
                                                ----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $480,908       $1,394,695
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  67,048           75,392
      (Gain) loss on sale of Net Profits
        Interests                               (   9,113)             246
      (Increase) decrease in accounts
        receivable - Net Profits                (  15,193)         215,670
                                                 --------       ----------
Net cash provided by operating
   activities                                    $523,650       $1,686,003
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 40,494)     ($   34,187)
   Proceeds from the sale of Net
      Profits Interests                             9,712                -
                                                 --------       ----------
Net cash used by investing activities           ($ 30,782)     ($   34,187)
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($412,728)     ($1,782,889)
                                                 --------       ----------
Net cash used by financing
   activities                                   ($412,728)     ($1,782,889)
                                                 --------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 80,140      ($  131,073)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            171,708          440,454
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $251,848       $  309,381
                                                 ========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  386,426       $  187,301
   Accounts receivable:
      Net Profits                                 128,294           62,543
                                               ----------       ----------
        Total current assets                   $  514,720       $  249,844

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,213,119        1,303,109
                                               ----------       ----------
                                               $1,727,839       $1,552,953
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   65,333)     ($   87,910)
   Limited Partners, issued and
      outstanding, 143,041 units                1,793,172        1,640,863
                                               ----------       ----------
        Total Partners' capital                $1,727,839       $1,552,953
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                  2002              2001
                                                --------          --------

REVENUES:
   Net Profits                                  $375,268          $404,161
   Interest income                                   853             5,040
   Gain on sale of Net Profits
      Interests                                        -            37,810
                                                --------          --------
                                                $376,121          $447,011

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 25,892          $ 46,995
   General and administrative
      (Note 2)                                    41,293            40,421
                                                --------          --------
                                                $ 67,185          $ 87,416
                                                --------          --------

NET INCOME                                      $308,936          $359,595
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 33,139          $ 39,685
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $275,797          $319,910
                                                ========          ========
NET INCOME per unit                             $   1.93          $   2.23
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002               2001
                                              ----------         ----------

REVENUES:
   Net Profits                                $1,167,557         $2,172,897
   Interest income                                 2,067             20,889
   Gain on sale of Net Profits
      Interests                                   10,265             37,720
                                              ----------         ----------
                                              $1,179,889         $2,231,506

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  131,054         $  144,904
   General and administrative
      (Note 2)                                   137,838            135,559
                                              ----------         ----------
                                              $  268,892         $  280,463
                                              ----------         ----------

NET INCOME                                    $  910,997         $1,951,043
                                              ==========         ==========
GENERAL PARTNER - NET INCOME                  $  102,688         $  122,381
                                              ==========         ==========
LIMITED PARTNERS - NET INCOME                 $  808,309         $1,828,662
                                              ==========         ==========
NET INCOME per unit                           $     5.65         $    12.78
                                              ==========         ==========
UNITS OUTSTANDING                                143,041            143,041
                                              ==========         ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                   2002            2001
                                                ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $910,997       $1,951,043
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 131,054          144,904
      Gain on sale of Net Profits
        Interests                               (  10,265)     (    37,720)
      (Increase) decrease in accounts
        receivable -  Net Profits               (  65,751)         249,610
                                                 --------       ----------
Net cash provided by operating
   activities                                    $966,035       $2,307,837
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 41,666)     ($   14,742)
   Proceeds from sale of Net Profits
      Interests                                    10,867           37,720
                                                 --------       ----------
Net cash provided (used) by investing
   activities                                   ($ 30,799)      $   22,978
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($736,111)     ($2,506,552)
                                                 --------       ----------
Net cash used by financing
   activities                                   ($736,111)     ($2,506,552)
                                                 --------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $199,125      ($  175,737)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            187,301          691,186
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $386,426       $  515,449
                                                 ========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

1. ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2002, combined statements of operations for the three and nine months ended September 30, 2002 and 2001, and combined statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2002, the combined results of operations for the three and nine months ended September 30, 2002 and 2001, and the combined cash flows for the nine months ended September 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:


                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               P-1                  $ 4,379                  $ 28,440
               P-2                    4,108                    23,709
               P-3                    5,140                    44,640
               P-4                    3,406                    33,240
               P-5                    3,294                    31,170
               P-6                    3,652                    37,641

      During the nine months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               P-1                  $26,779                  $ 85,320
               P-2                   25,845                    71,127
               P-3                   29,760                   133,920
               P-4                   24,060                    99,720
               P-5                   23,673                    93,510
               P-6                   24,915                   112,923

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues.

      The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  The worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;

      *  The competitiveness of alternative fuels;
      *  Weather conditions;
      *  The availability of pipelines for transportation;  and
      *  Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity. It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain.

      Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                                 P-1 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             151,869        1,787,352
         Production                             ( 15,811)      (  214,491)
         Sale of minerals in place                     -       (   24,441)
         Extensions and discoveries                  937           10,643
         Revisions of previous
            estimates                             29,735          180,322
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            166,730        1,739,385
                                                 =======        =========


                                 P-2 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             110,986        1,556,980
         Production                             ( 11,017)      (  174,109)
         Sale of minerals in place                     -       (   16,626)
         Extensions and discoveries                   72            7,269
         Revisions of previous
            estimates                             21,568          153,786
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            121,609        1,527,300
                                                 =======        =========

                                 P-3 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             205,619        2,921,349
         Production                             ( 20,346)      (  325,015)
         Sale of minerals in place                     -       (   30,718)
         Extensions and discoveries                1,177           13,408
         Revisions of previous
            estimates                             38,678          288,802
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            225,128        2,867,826
                                                 =======        =========


                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001              90,296        2,083,182
         Production                             ( 20,183)      (  375,634)
         Extensions and discoveries                  459           11,544
         Revisions of previous
            estimates                           ( 37,814)         295,785
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002             32,758        2,014,877
                                                 =======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001              29,903        2,340,665
         Production                              ( 3,452)      (  303,174)
         Sale of minerals in place               (    60)      (    7,037)
         Extensions and discoveries                6,844            5,300
         Revisions of previous
            estimates                              3,216          162,621
                                                  ------        ---------

      Proved reserves, Sept. 30, 2002             36,451        2,198,375
                                                  ======        =========


                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001              93,698        3,954,081
         Production                             ( 10,426)      (  509,685)
         Sale of minerals in place              (     63)      (    7,516)
         Extensions and discoveries                7,568            5,750
         Revisions of previous
            estimates                             15,901          303,163
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            106,678        3,745,793
                                                 =======        =========

      In addition to the volume changes, the net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of December 31, 2001 and September 30, 2002.Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were $16.75 per barrel and $2.65 per Mcf as of December 31, 2001 and $27.25 per barrel and $3.76 per Mcf as of September 30, 2002. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to the date the net present value was estimated. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves will actually be realized for such production.

                                   Net Present Value of Reserves
                                 --------------------------------
            Partnership           12/31/01               9/30/02
            -----------          ----------            ----------
                  P-1            $2,988,852            $4,635,794
                  P-2            $2,393,979            $3,780,535
                  P-3            $4,466,366            $7,060,040
                  P-4            $3,682,088            $4,354,733
                  P-5            $2,670,671            $4,012,904
                  P-6            $4,578,737            $6,853,119

      The P-4 Partnership has an interest in several wells located in the Jennings Townsite Field, Jefferson Davis Parish, Louisiana. Recompletion and well workover activities in 2001 led to significant increases in oil production from the wells. Recent production information, however, indicates that the wells are experiencing a steeper than expected decline in production. Thus, the estimated oil reserves and net present value for these wells as of September 30, 2002 are less than such estimates as of December 31, 2001 which were included in the Partnership's 2001 10-K Annual Report.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $282,385         $249,054
      Barrels produced                               4,984            6,208
      Mcf produced                                  75,023           66,886
      Average price/Bbl                           $  27.19         $  23.61
      Average price/Mcf                           $   2.81         $   2.87

      As shown in the table above, total Net Profits increased $33,331 (13.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately (i) $26,000 was related to a decrease in production expenses, (ii) $23,000 was related to an increase in volumes of gas sold, and (iii) $18,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of approximately (i) $29,000 related to a decrease in volumes of oil sold and (ii) $5,000 related to a decrease in the average price of gas sold. Volumes of oil sold decreased 1,224 barrels, while volumes of gas sold increased 8,137 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during late 2001 and early 2002 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2002. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. Average oil prices increased to $27.19 per barrel for the three months ended September 30, 2002 from $23.61 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.81 per Mcf for the three months ended September 30, 2002 from $2.87 per Mcf for the three months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $6,985 (21.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of Net Profits, this expense decreased to 9.2% for the three months ended September 30, 2002 from 13.2% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $1,977 (6.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of Net Profits, these expenses decreased to 11.6% for the three months ended September 30, 2002 from 12.4% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $687,306       $1,108,652
      Barrels produced                              15,811           17,342
      Mcf produced                                 214,491          217,302
      Average price/Bbl                           $  23.01       $    26.18
      Average price/Mcf                           $   2.53       $     4.17

      As shown in the table above, total Net Profits decreased $421,346 (38.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $50,000 and $354,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,531 barrels and 2,811 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $23.01 per barrel and $2.53 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.18 per barrel and $4.17 per Mcf, respectively, for the nine months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $19,552 (19.2%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 12.0% for the nine months ended September 30, 2002 from 9.2% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,548 (5.2%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 16.3% for the nine months ended September 30, 2002 from 9.6% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2002 were $14,455,558 or 133.76% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $215,924         $188,436
      Barrels produced                               3,469            4,322
      Mcf produced                                  61,339           55,133
      Average price/Bbl                           $  27.29         $  23.63
      Average price/Mcf                           $   2.86         $   2.87

      As shown in the table above, total Net Profits increased $27,488 (14.6%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately (i) $18,000 was related to a decrease in production expenses, (ii) $18,000 was related to an increase in volumes of gas sold, and (iii) $13,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $20,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 853 barrels, while volumes of gas sold increased 6,206 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during late 2001 and early 2002 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2002. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. Average oil prices increased to $27.29 per barrel for the three months ended September 30, 2002 from $23.63 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.86 per Mcf for the three months ended September 30, 2002 from $2.87 per Mcf for the three months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $5,951 (22.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of Net Profits, this expense decreased to 9.6% for the three months ended September 30, 2002 from 14.1% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $1,927 (7.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of Net Profits, these expenses decreased to 12.9% for the three months ended September 30, 2002 from 13.7% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $527,725         $867,489
      Barrels produced                              11,017           12,159
      Mcf produced                                 174,109          178,115
      Average price/Bbl                           $  23.01         $  26.19
      Average price/Mcf                           $   2.58         $   4.24

      As shown in the table above, total Net Profits decreased $339,764 (39.2%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $35,000 and $289,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,142 barrels and 4,006 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $23.01 per barrel and $2.58 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.19 per barrel and $4.24 per Mcf, respectively, for the nine months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $13,825 (16.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 13.0% for the nine months ended September 30, 2002 from 9.5% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,282 (5.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 18.4% for the nine months ended September 30, 2002 from 10.6% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2002 were $11,021,561 or 122.33% of the Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $400,421         $352,647
      Barrels produced                               6,409            7,987
      Mcf produced                                 114,529          103,271
      Average price/Bbl                           $  27.26         $  23.62
      Average price/Mcf                           $   2.86         $   2.88

      As shown in the table above, total Net Profits increased $47,774 (13.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately (i) $32,000 was related to an increase in volumes of gas sold, (ii) $32,000 was related to a decrease in production expenses, and (iii) $23,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $37,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,578 barrels, while volumes of gas sold increased 11,258 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during late 2001 and early 2002 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2002. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. Average oil prices increased to $27.26 per barrel for the three months ended September 30, 2002 from $23.62 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.86 per Mcf for the three months ended September 30, 2002 from $2.88 per Mcf for the three months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $10,587 (21.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of Net Profits, this expense decreased to 9.7% for the three months ended September 30, 2002 from 14.0% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $1,920 (4.0%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of Net Profits, these expenses decreased to 12.4% for the three months ended September 30, 2002 from 13.6% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $980,257       $1,616,810
      Barrels produced                              20,346           22,474
      Mcf produced                                 325,015          332,544
      Average price/Bbl                           $  23.01       $    26.19
      Average price/Mcf                           $   2.59       $     4.25

      As shown in the table above, total Net Profits decreased $636,553 (39.4%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $65,000 and $542,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,128 barrels and 7,529 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $23.01 per barrel and $2.59 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.19 per barrel and $4.25 per Mcf, respectively, for the nine months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $24,664 (16.2%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 13.1% for the nine months ended September 30, 2002 from 9.4% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,224 (4.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 16.7% for the nine months ended September 30, 2002 from 9.7% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2002 were $20,121,401 or 118.61% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $402,565         $642,677
      Barrels produced                               6,831           16,847
      Mcf produced                                 124,276          101,765
      Average price/Bbl                           $  26.73         $  25.47
      Average price/Mcf                           $   2.69         $   3.04

      As shown in the table above, total Net Profits decreased $240,112 (37.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $255,000 was related to a decrease in volumes of oil sold and (ii) $43,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $68,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 10,016 barrels, while volumes of gas sold increased 22,511 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) production difficulties on one significant well during the three months ended September 30, 2002. The increase in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended September 30, 2002, (ii) an increase in production on another significant well due to the successful workover of that well during mid 2001, and (iii) the successful completion of a new well during early 2002. These increases were partially offset by normal declines in production. Average oil prices increased to $26.73 per barrel for the three months ended September 30, 2002 from $25.47 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.69 per Mcf for the three months ended September 30, 2002 from $3.04 per Mcf for the three months ended September 30, 2001.

      Depletion of Net Profits Interests increased $62,035 (113.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling during the three months ended September 30, 2002 and (ii) downward revisions in the estimates of remaining oil reserves at September 30, 2002. As a percentage of Net Profits, this expense increased to 29.0% for the three months ended September 30, 2002 from 8.5% for the three months ended September 30, 2001. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $824 (2.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 9.1% for the three months ended September 30, 2002 from 5.6% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Net Profits                               $1,127,891       $1,807,266
      Barrels produced                              20,183           28,413
      Mcf produced                                 375,634          278,159
      Average price/Bbl                         $    23.37       $    26.29
      Average price/Mcf                         $     2.68       $     5.00

      As shown in the table above, total Net Profits decreased $679,375 (37.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $875,000 was related to a decrease in the average price of gas sold and
      (ii) $216,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $488,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 8,230 barrels, while volumes of gas sold increased 97,475 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) production difficulties on one significant well during the nine months ended September 30, 2002. The increase in volumes of gas sold was primarily due to (i) positive prior period gas balancing adjustments on two significant wells during the nine months ended September 30, 2002, (ii) an increase in production on one significant well due to the successful workover of that well during mid 2001, and (iii) the successful completion of a new well during mid 2001. These increases were partially offset by normal declines in production. Average oil and gas prices decreased to $23.37 per barrel and $2.68 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.29 per barrel and $5.00 per Mcf, respectively, for the nine months ended September 30, 2001.

      Depletion of Net Profits Interests increased $78,540 (64.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling during the nine months ended September 30, 2002 and (ii) downward revisions in the estimates of remaining oil reserves at September 30, 2002. As a percentage of Net Profits, this expense increased to 17.7% for the nine months ended September 30, 2002 from 6.7% for the nine months ended September 30, 2001. This percentage increase was primarily due to
      (i) the decreases in the average prices of oil and gas sold and (ii) the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,140 (1.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 11.0% for the nine months ended September 30, 2002 from 6.7% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2002 were $16,131,945 or 127.72% of the Limited Partners' capital contributions.


      P-5 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2002             2001
                                                  --------         --------
      Net Profits                                 $233,706         $236,933
      Barrels produced                                 948            1,595
      Mcf produced                                  97,886          102,939
      Average price/Bbl                           $  28.83         $  25.63
      Average price/Mcf                           $   2.78         $   2.52

      As shown in the table above, total Net Profits decreased $3,227 (1.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $16,000 and $13,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $2,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately $3,000 and $25,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 647 barrels and 5,053 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments on two significant wells during the three months ended September 30, 2001. The increase in production expenses was primarily due to (i) positive prior period production tax adjustments on several wells during the three months ended September 30, 2002 and (ii) negative prior period lease operating expense adjustments made by the operator on two significant wells during the three months ended September 30, 2001. These increases were partially offset by negative prior period lease operating expense adjustments on several wells during the three months ended September 30, 2002. Average oil and gas prices increased to $28.83 per barrel and $2.78 per Mcf, respectively, for the three months ended September 30, 2002 from $25.63 per barrel and $2.52 per Mcf, respectively, for the three months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $3,555 (15.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. These decreases were partially offset by an increase in depletable Net Profits Interests primarily due to developmental drilling during the three months ended September 30, 2002. As a percentage of Net Profits, this expense decreased to 8.1% for the three months ended September 30, 2002 from 9.5% for the three months ended September 30, 2001. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $823 (2.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 14.7% for the three months ended September 30, 2002 from 14.2% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2002            2001
                                                  --------       ----------
      Net Profits                                 $654,466       $1,570,832
      Barrels produced                               3,452            3,814
      Mcf produced                                 303,174          354,079
      Average price/Bbl                           $  23.50       $    26.81
      Average price/Mcf                           $   2.67       $     4.91

      As shown in the table above, total Net Profits decreased $916,366 (58.3%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $677,000 was related to a decrease in the average price of gas sold and
      (ii) $250,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 362 barrels and 50,905 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during the nine months ended September 30, 2002. As of the date of this Quarterly Report, management does not expect the shut-in well to return to production. Average oil and gas prices decreased to $23.50 per barrel and $2.67 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.81 per barrel and $4.91 per Mcf, respectively, for the nine months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $8,344 (11.1%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. These decreases were partially offset by an increase in depletable Net Profits Interests primarily due to developmental drilling during the nine months ended

      September 30, 2002. As a percentage of Net Profits, this expense increased to 10.2% for the nine months ended September 30, 2002 from 4.8% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,013 (1.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 17.9% for the nine months ended September 30, 2002 from 7.3% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2002 were $11,268,759 or 95.14% of the Limited Partners' capital contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2002           2001
                                                  --------       --------
      Net Profits                                 $375,268       $404,161
      Barrels produced                               3,421          4,029
      Mcf produced                                 152,369        165,062
      Average price/Bbl                           $  26.98       $  25.52
      Average price/Mcf                           $   2.81       $   2.39

      As shown in the table above, total Net Profits decreased $28,893 (7.1%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $52,000 was related to an increase in production expenses and (ii) $16,000 and $30,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $5,000 and $64,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 608 barrels and 12,693 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the timing of oil deliveries in 2001 on several wells in one field, and (iii) the shutting-in of one significant well during the three months ended September 30, 2002 in order to perform repairs and maintenance. These decreases were partially offset by an increase in production on another significant well due to the successful workover of that well during late 2001. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by the P-6 Partnership's receipt of a reduced percentage of sales on one significant well during the three months ended September 30, 2001 due to gas balancing. The increase in production expenses was primarily due to (i) negative prior period lease operating expense adjustments on two significant wells during the three months ended September 30, 2001 and (ii) repair and maintenance expenses incurred on another significant well during the three months ended September 30, 2002. Average oil and gas prices increased to $26.98 per barrel and $2.81 per Mcf, respectively, for the three months ended September 30, 2002 from $25.52 per barrel and $2.39 per Mcf, respectively, for the three months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $21,103 (44.9%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.9% for the three months ended September 30, 2002 from 11.6% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $872 (2.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 11.0% for the three months ended September 30, 2002 from

      10.0% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Net Profits                               $1,167,557       $2,172,897
      Barrels produced                              10,426            9,873
      Mcf produced                                 509,685          524,265
      Average price/Bbl                         $    22.60       $    26.66
      Average price/Mcf                         $     2.74       $     4.52

      As shown in the table above, total Net Profits decreased $1,005,340 (46.3%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $908,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 553 barrels, while volumes of gas sold decreased 14,580 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during the nine months ended September 30, 2002. These decreases were partially offset by (i) the P-6 Partnership's receipt of a reduced percentage of sales on one significant well during the nine months ended September 30, 2001 due to gas balancing and (ii) a positive prior period volume adjustment made by the purchaser on the same well during the nine months ended September 30, 2002. As of the date of this Quarterly Report, management does not expect the shut-in well to return to production. Average oil and gas prices decreased to $22.60 per barrel and $2.74 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.66 per barrel and $4.52 per Mcf, respectively, for the nine months ended September 30, 2001.

      Depletion of Net Profits Interests decreased $13,850 (9.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of Net Profits, this expense increased to 11.2% for the nine months ended September 30, 2002 from 6.7% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,279 (1.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of Net Profits, these expenses increased to 11.8% for the nine months ended September 30, 2002 from 6.2% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2002 were $15,939,248 or 111.43% of the Limited Partners' capital contribution.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and chief financial officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which could significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.

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

                                    (Registrant)

                               BY:   GEODYNE RESOURCES, INC.

                                     General Partner


Date:  November 14, 2002       By:    /s/Dennis R. Neill
                                    --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2002       By:      /s/Craig D. Loseke
                                    --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income P-1 Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income P-1 Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income P-2 Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income P-2 Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-3;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-3;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-4;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-4;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-5;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-5;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-6;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1.  I  have   reviewed   this   quarterly   report  on  Form  10-Q  of   Geodyne
Institutional/Pension Energy Income Limited Partnership P-6;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

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