Form 10-Q/A
period 2002-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP
filed 2003-01-08
CIK 850427, 869801, 863832, 860744, 854066, 850428

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                               FIRST AMENDMENT TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                                    (Registrant)

                               BY:   GEODYNE RESOURCES, INC.

                                     General Partner


Date:  January 8, 2003         By:    /s/Dennis R. Neill
                                    --------------------------------
                                     (Signature)
                                     Dennis R. Neill
                                     President (Principal Executive Officer)


Date:  January 8, 2003         By:      /s/Craig D. Loseke
                                    --------------------------------
                                     (Signature)
                                     Craig D. Loseke
                                     Chief Accounting Officer
                                     (Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

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

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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