Form 10-K
period 2002-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3
filed 2003-03-26
CIK 850427, 869801, 863832, 860744, 854066

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number:  P-1:  0-17800; P-3:  0-18306;
P-4:  0-18308; P-5:  0-18637; P-6:  0-18937

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
      -------------------------------------------------------------------
            (Exact name of Registrant as specified in its Articles)

            P-1: Texas                        P-1:  73-1330245
          P-3: Oklahoma                       P-3:  73-1336573
          P-4: Oklahoma                       P-4:  73-1341929
          P-5: Oklahoma                       P-5:  73-1353774
          P-6: Oklahoma                       P-6:  73-1357375
---------------------------------          ----------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  Disclosure is not contained herein
          -----
            X     Disclosure is contained herein
          -----

      The Depositary Units are not publicly traded, therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

            Yes         No    X
                  -----       -----



      DOCUMENTS INCORPORATED BY REFERENCE: None

                                  FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................21
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......21

PART II.....................................................................21
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......21
      ITEM 6.     SELECTED FINANCIAL DATA...................................24
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................30
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 47
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............47
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE. .....................47

PART III....................................................................47
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...47
      ITEM 11.    EXECUTIVE COMPENSATION....................................48
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................55
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............56

PART IV.....................................................................58
      ITEM 14.    controls and procedures...................................58
      item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................58

SIGNATURES..................................................................68

CERTIFICATIONS..............................................................69

                                    PART I.

ITEM 1.     BUSINESS

      General

      The Geodyne Institutional/Pension Energy Income P-1 Limited Partnership (the "P-1 Partnership") is a limited partnership formed under the Texas Revised Limited Partnership Act and the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 (the "P-3 Partnership"), Geodyne Institutional/Pension Energy Income Limited Partnership P-4 (the "P-4 Partnership"), Geodyne Institutional/Pension Energy Income Limited Partnership P-5 (the "P-5 Partnership"), and Geodyne Institutional/Pension Energy Income Limited Partnership P-6 (the "P-6 Partnership") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act (collectively, the
"Partnerships"). Each Partnership is composed of Geodyne Resources, Inc. ("Geodyne"), a Delaware corporation, as the general partner, Geodyne Institutional Depository Company, a Delaware corporation, as the sole initial limited partner, and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on the dates set forth below:

                                   Date of
            Partnership          Activation
            -----------       -----------------

                P-1           October 25, 1988
                P-3           May 10, 1989
                P-4           November 21, 1989
                P-5           February 27, 1990
                P-6           September 5, 1990


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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2002, Samson owned interests in approximately 12,000 oil and gas wells located in 18 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2002, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2003, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships are scheduled to terminate on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has not yet determined whether it will extend the terms of any of the Partnerships.


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

   Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the

Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ( OPEC ) to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions;
      *  The availability of pipelines for transportation; and
      *  Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2002:

   Partnership               Customer                       Percentage
   -----------       -----------------------------          ----------

       P-1           El Paso Energy Marketing
                       Company ("El Paso")                     17.5%


       P-3           El Paso                                   17.4%


       P-4           Eaglwing Trading, Inc.                    23.3%
                     Valero Industrial Gas LP                  20.3%
                     Conoco, Inc.                              15.7%
                     El Paso                                   11.9%


       P-5           El Paso                                   59.2%
                     ONEOK Field Services Company              12.0%

       P-6           El Paso                                   28.0%
                     Duke Energy Field
                       Services, Inc.                          18.0%

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

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells in which the Partnerships had a Net Profits Interest as of December 31, 2002.

                  P/ship              Number of Wells(1)
                  ------         ----------------------------
                                 Total         Oil        Gas
                                 -----         ---        ---

                   P-1            786          648        138
                   P-3            827          669        158
                   P-4            187           89         98
                   P-5             70           20         50
                   P-6            122           34         88

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During the year ended December 31, 2002, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.

                                                Revenue
P/ship      Well Name         County     St.    Interest   Type    Status
------   ---------------      ---------  ---    --------   ----   ---------

P-1      Hixson #2-9          Ellis       OK    .0096       Gas   Producing
         Brown L-3            Beaver      OK    .0025       Gas   Producing
         Brown L-4            Beaver      OK    .0025       Oil   Producing
         Estes, Kay #7        Edwards     TX    .0046       Gas   Producing
         Miers, W.A. #16      Sutton      TX    .0002       Gas   Producing
         Hill, Wess #11       Sutton      TX    .0360       Gas   Producing

P-3      Hixson #2-9          Ellis       OK    .0149       Gas   Producing
         Brown L-3            Beaver      OK    .0031       Gas   Producing
         Brown L-4            Beaver      OK    .0031       Oil   Producing
         Estes, Kay #7        Edwards     TX    .0057       Gas   Producing
         Miers, W.A. #16      Sutton      TX    .0003       Gas   Producing
         Hill, Wess #11       Sutton      TX    .0454       Gas   Producing
         Duke #1-B            San Juan    NM      (1)       Gas   Producing
         Senter #1-C          San Juan    NM    .0002       Gas   Producing
         Southern
           Union #1-C         San Juan    NM    .0007       Gas   Producing

         Southern
           Union #1-B         San Juan    NM    .0007       Gas   Producing

 P-4     Hachar D.D.
           #40                Webb        TX    .0035       Gas   Producing
         BMT #16              Webb        TX    .0023       Gas   Producing
         Duke #1-B            San Juan    NM      (1)       Gas   Producing
         Senter #1-C          San Juan    NM    .0004       Gas   Producing
         Southern
           Union #1-C         San Juan    NM    .0013       Gas   Producing
         Southern
           Union #1-B         San Juan    NM    .0013       Gas   Producing

 P-5     Loving 1
           State #3           Eddy        NM    .0058       Gas   Producing
         Sugg 1894 #2         Irion       TX    .0003       Gas   Producing
         Ellie Mae #1-16      Stephens    OK    .0130       Gas   Producing

 P-6     Loving 1
           State #3           Eddy        NM    .0063       Gas   Producing
         Sugg 1894 #2         Irion       TX    .0003       Gas   Producing
         Ellie Mae #1-16      Stephens    OK    .0045       Gas   Producing

----------------------

(1) The owner of the working interests from which the P-3 and P-4 Partnerships' Net Profits Interests were carved elected to not participate in the drilling of the Duke #1B Well located in San Juan County, New Mexico. If the well reaches payout under the terms of its operating agreement, the P-3 and P-4 Partnerships will have revenue interests of approximately .0034 and .0061, respectively, in this well.


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data

                                P-1 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        20,652         23,073         17,814
      Gas (Mcf)                        286,109        290,969        304,477

   Oil and gas sales(1):
      Oil                           $  490,488     $  558,898     $  497,691
      Gas                              767,070      1,052,513      1,011,219
                                     ---------      ---------      ---------
         Total                      $1,257,558     $1,611,411     $1,508,910
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $23.75         $24.22         $27.94
      Per Mcf of gas                      2.68           3.62           3.32

----------
(1) These amounts differ from the Net Profits included in the P-1 Partnership's financial statements because they do not reflect the offset of $264,289, $315,902, and $258,325, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-3 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        26,541         29,759         23,146
      Gas (Mcf)                        433,484        447,621        460,861

   Oil and gas sales(1):
      Oil                           $  630,058     $  721,740     $  646,749
      Gas                            1,190,447      1,653,444      1,566,811
                                     ---------      ---------      ---------
         Total                      $1,820,505     $2,375,184     $2,213,560
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $23.74         $24.25         $27.94
      Per Mcf of gas                      2.75           3.69           3.40

----------
(1) These amounts differ from the Net Profits included in the P-3 Partnership's financial statements because they do not reflect the offset of $409,030, $488,607, and $402,262, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-4 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        26,054         38,934         23,482
      Gas (Mcf)                        444,617        388,416        339,221

   Oil and gas sales(1):
      Oil                           $  630,272     $  960,023     $  684,104
      Gas                            1,257,617      1,669,588      1,331,225
                                     ---------      ---------      ---------
         Total                      $1,887,889     $2,629,611     $2,015,329
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $24.19         $24.66         $29.13
      Per Mcf of gas                      2.83           4.30           3.92

----------
(1) These amounts differ from the Net Profits included in the P-4 Partnership's financial statements because they do not reflect the offset of $455,891, $487,414, and $419,053, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-5 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         6,223          4,781          5,827
      Gas (Mcf)                        386,565        438,194        495,141

   Oil and gas sales(1):
      Oil                           $  150,253     $  122,654     $  170,821
      Gas                            1,102,856      1,925,638      1,741,689
                                     ---------      ---------      ---------
         Total                      $1,253,109     $2,048,292     $1,912,510
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $24.14         $25.65         $29.32
      Per Mcf of gas                      2.85           4.39           3.52

----------
(1) These amounts differ from the Net Profits included in the P-5 Partnership's financial statements because they do not reflect the offset of $367,327, $405,549, and $478,767, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-6 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        15,089         13,190         14,022
      Gas (Mcf)                        636,758        678,969        809,428

   Oil and gas sales(1):
      Oil                           $  355,875     $  330,103     $  394,656
      Gas                            1,840,127      2,687,675      2,934,211
                                     ---------      ---------      ---------
         Total                      $2,196,002     $3,017,778     $3,328,867
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $23.59         $25.03         $28.15
      Per Mcf of gas                      2.89           3.96           3.63

----------
(1) These amounts differ from the Net Profits included in the P-6 Partnership's financial statements because they do not reflect the offset of $719,751, $735,303, and $860,708, respectively, of production expenses incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2002 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2002. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2002 were higher than the prices in effect on December 31, 2001. This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2002 to be higher than such estimates and values at December 31, 2001. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2002. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2002 will actually be realized for such production.

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

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 2002(1)

P-1 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 1,732,980
      Oil and liquids (Bbls)                                      160,338

   Net present value (discounted at 10% per annum)             $5,642,679


P-3 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,901,481
      Oil and liquids (Bbls)                                      216,687

   Net present value (discounted at 10% per annum)             $8,815,258


P-4 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,008,648
      Oil and liquids (Bbls)                                       29,515

   Net present value (discounted at 10% per annum)             $5,421,152


P-5 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 2,206,895
      Oil and liquids (Bbls)                                       44,787

   Net present value (discounted at 10% per annum)             $5,458,958


P-6 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                 3,923,928
      Oil and liquids (Bbls)                                      114,215

   Net present value (discounted at 10% per annum)             $9,389,940

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


Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2002:

                                    Operated Wells
                            -------------------------------
                             Partnership  Number   Percent
                             -----------  ------   -------
                                 P-1        30        1%
                                 P-3        51        2%
                                 P-4        21        8%
                                 P-5        85       40%
                                 P-6       124       46%

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

                 Significant Properties as of December 31, 2002
                 -----------------------------------------------

                                Wells
                             Operated by
                             Affiliates      Oil         Gas
                   Total     -----------   Reserves    Reserves       Present
Basin              Wells     Number %(1)    (Bbl)       (Mcf)          Value
-------------      -----     ------ ----   --------    ---------    ----------
P-1 P/ship:
  Permian          1,979        2      -   151,419      814,402    $3,360,421
  Anadarko            70       23     33%    3,979      876,194     2,161,421

P-3 P/ship:
  Permian          1,979        2      -   190,858    1,030,411    $4,245,308
  Anadarko            70       23     33%    6,252    1,358,225     3,296,695
  South. Ok.
   Folded Belt        26       21     81%   12,780      355,965       974,938

P-4 P/ship:
  Gulf Coast         111        5      5%   21,531      769,857    $2,651,956
  Anadarko            45       14     31%    3,713      909,770     2,145,754

P-5 P/ship:
  Anadarko            83       26     31%    4,460    1,391,988    $3,338,333
  South. Ok.
   Folded Belt        22        -      -    23,093      405,737     1,097,266
  Permian             33        29    88%   17,234      356,775       825,943

P-6 P/ship:
  Anadarko            82       26     32%    2,983     1,397,376   $3,406,406
  Gulf Coast          16        5     31%    9,564       743,007    1,748,427
  East Texas           4        3     75%    2,743       799,204    1,591,215
  South. Ok.
   Folded Belt        35       13     37%   74,097       239,205    1,226,754
  Permian             34       29     85%   18,146       445,357    1,048,093

-------------------------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnership.

      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2002, as compared to December 31, 2001, were significant to the Partnerships.

      The P-4 Partnership's estimated proved reserves decreased 22,047 barrels of oil equivalent in the Mahaffey No. 3 well located in Jefferson Davis Parish, Louisiana from December 31, 2001 to December 31, 2002. This decrease was primarily due to the full depletion of gas reserves on this well.

      The P-6 Partnership's estimated proved reserves increased 44,957 barrels of oil equivalent in the Karon Unit located in Live Oak County, Texas from December 31, 2001 to December 31, 2002. This increase was primarily due to a revised forecast in reserves due to actual production experience.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2002.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2003, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                Number of         Limited
              Partnership         Units           Partners
              -----------       ---------         --------

                 P-1             108,074              736
                 P-3             169,637            1,259
                 P-4             126,306              849
                 P-5             118,449              928
                 P-6             143,041              711


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


                            Repurchase Offer Prices
                            -----------------------

                       2001                        2002                 2003
            -------------------------     -------------------------     ----
            1st    2nd    3rd    4th      1st     2nd    3rd   4th      1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.     Qtr.
------      ----   ----   ----   ----     ----    ----   ----  ----     ----

 P-1        $17    $13    $23    $21      $20     $19    $23   $21      $19
 P-3         17     14     23     21       19      19     22    20       18
 P-4         10      6     22     19       16      14     22    19       17
 P-5         11      4     17     14       13      12     17    16       15
 P-6         15      8     26     23       21      20     24    22       21

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

      The following is a summary of cash distributions paid to the Limited Partners during 2001 and 2002 and the first quarter of 2003:

                              Cash Distributions
                              ------------------

                                  2001
            -----------------------------------------------
              1st           2nd          3rd          4th
   P/ship   Quarter       Quarter    Quarter        Quarter
   ------   -------       -------    -------        -------
    P-1      $2.60         $3.41        $3.57        $2.02
    P-3       2.42          3.06         3.29         2.06
    P-4       3.35          4.65         3.49         3.22
    P-5       3.60          6.37         4.38         2.50
    P-6       4.79          6.76         5.11         3.57

                              2002                                 2003
            -----------------------------------------------       -------
              1st           2nd          3rd          4th           1st
   P/ship   Quarter       Quarter    Quarter        Quarter       Quarter
   ------   -------       -------    -------        -------       -------
    P-1      $1.64         $ .69        $1.35        $1.53         $2.04
    P-3       1.52           .63         1.20         1.37          1.80
    P-4       3.20          1.43         1.74         2.48          1.81
    P-5       1.16           .89         1.25         1.31          1.15
    P-6       1.23          1.47         1.89         1.79          1.16


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                    2002          2001           2000            1999            1998
                                ------------  ------------   ------------    ------------    ------------

Net Profits                      $  993,269    $1,295,509     $1,250,585      $  802,539       $  694,919
Net Income:
   Limited Partners                 686,720       899,400        945,012         443,201         760,585
   General Partner                   87,636       115,696        116,609          65,862          60,539
   Total                            774,356     1,015,096      1,061,621         509,063         821,124
Limited Partners' Net
   Income per Unit                     6.35          8.32           8.74            4.10            7.04
Limited Partners' Cash
   Distributions per Unit              5.21         11.60           7.92            4.32           13.59
Total Assets                      1,230,892     1,090,742      1,457,182       1,354,470       1,372,787
Partners' Capital (Deficit)
   Limited Partners               1,292,019     1,168,299      1,521,899       1,431,887       1,455,686
   General Partner              (    61,127)  (    77,557)   (    64,717)    (    77,417)    (    82,899)
Number of Units
   Outstanding                      108,074       108,074        108,074         108,074         108,074




                                                 Selected Financial Data

                                                     P-3 Partnership
                                                     ---------------

                                    2002          2001           2000            1999            1998
                                ------------  ------------   ------------    ------------    ------------


Net Profits                      $1,411,475    $1,886,577     $1,811,298      $1,155,814       $  997,464
Net Income:
   Limited Partners                 949,607     1,277,744      1,356,720         635,523       1,009,546
   General Partner                  122,969       167,610        152,174          45,011          66,787
   Total                          1,072,576     1,445,354      1,508,894         680,534       1,076,333
Limited Partners' Net
   Income per Unit                     5.60          7.53           8.00            3.75            5.95
Limited Partners' Cash
   Distributions per
   Unit                                4.72         10.83           7.36            4.17           11.60
Total Assets                      1,889,346     1,719,156      2,265,592       2,131,160       2,183,351
Partners' Capital
   (Deficit)
   Limited Partners               1,940,940     1,793,333      2,352,589       2,244,869       2,316,346
   General Partner              (    51,594)  (    74,177)   (    86,997)    (   113,709)     (  132,995)
Number of Units
   Outstanding                      169,637       169,637        169,637         169,637         169,637



                                                 Selected Financial Data

                                                     P-4 Partnership
                                                     ---------------

                                    2002          2001           2000            1999            1998
                                ------------  ------------   ------------    ------------    ------------


Net Profits                      $1,431,998    $2,142,197     $1,596,276      $  746,854      $  734,526
Net Income:
   Limited Partners                 878,439     1,560,544      1,187,175         367,583         357,206
   General Partner                  124,069       196,368        143,717          36,289          27,697
   Total                          1,002,508     1,756,912      1,330,892         403,872         384,903
Limited Partners' Net
   Income per Unit                     6.95         12.36           9.40            2.91            2.83
Limited Partners' Cash
   Distributions per Unit              8.85         14.71           6.60            3.54            6.19
Total Assets                      1,176,251     1,401,980      1,716,358       1,337,559       1,403,444
Partners' Capital (Deficit)
   Limited Partners               1,234,038     1,473,599      1,771,055       1,417,880       1,497,297
   General Partner              (    57,787)  (    71,619)   (    54,697)    (    80,321)     (   93,853)
Number of Units
   Outstanding                      126,306       126,306        126,306         126,306         126,306


                                                 Selected Financial Data

                                                     P-5 Partnership
                                                     ---------------


                                    2002          2001           2000            1999            1998
                                ------------  ------------   ------------    ------------    ------------


Net Profits                      $  885,782     $1,642,743    $1,433,743      $  856,442       $  827,076
Net Income:
   Limited Partners                 607,695      1,351,070     1,184,263         519,222          710,547
   General Partner                   36,219         75,627        64,906          34,149           48,790
   Total                            643,914      1,426,697     1,249,169         553,371          759,337
Limited Partners' Net
   Income per Unit                     5.13          11.41         10.00            4.38             6.00
Limited Partners' Cash
   Distributions per Unit              4.61          16.85          7.64            4.66             9.04
Total Assets                        930,874        863,504     1,522,340       1,235,321        1,257,489
Partners' Capital (Deficit)
   Limited Partners               1,000,987        938,292     1,583,222       1,303,959        1,336,737
   General Partner              (    70,113)   (    74,788)  (    60,882)    (    68,638)     (    79,248)
Number of Units
   Outstanding                      118,449        118,449       118,449         118,449          118,449


                                                 Selected Financial Data

                                                     P-6 Partnership
                                                     ---------------

                                    2002          2001           2000            1999            1998
                                ------------  ------------   ------------    ------------    ------------

Net Profits                      $1,476,251    $2,282,475     $2,468,159      $1,340,784       $1,240,100
Net Income:
   Limited Partners                 999,684     1,833,293      1,897,956        796,190           739,792
   General Partner                  129,102       130,157        112,363         55,301            56,121
   Total                          1,128,786     1,963,450      2,010,319        851,491           795,913
Limited Partners' Net
   Income per Unit                     6.99         12.82          13.27           5.57              5.17
Limited Partners' Cash
   Distributions per Unit              6.38         20.23          11.17           7.10              9.29
Total Assets                      1,660,818     1,552,953      2,625,065      2,314,214         2,511,782
Partners' Capital (Deficit)
   Limited Partners               1,728,547     1,640,863      2,700,570      2,400,614         2,618,424
   General Partner              (    67,729)  (    87,910)   (    75,505)    (   86,400)      (   106,642)
   Outstanding                      143,041       143,041        143,041        143,041           143,041


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ( OPEC ) to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of  consumer  demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather  conditions;
      *  The availability of pipelines for  transportation;  and
      *  Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnerships results of operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001 and for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

                                P-1 Partnership
                                ---------------

                     Year Ended December 31, 2002 Compared
                        to Year Ended December 31, 2001
                    --------------------------------------

      Total Net Profits decreased $302,240 (23.3%) in 2002 as compared to 2001. Of this decrease, approximately (i) $268,000 was related to a decrease in the average price of gas sold and (ii) $59,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $52,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 2,421 barrels and 4,860 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. Average oil and gas prices decreased to $23.75 per barrel and $2.68 per Mcf, respectively, in 2002 from $24.22 per barrel and $3.62 per Mcf, respectively, in 2001.

      Depletion of Net Profits Interests decreased $53,312 (31.6%) in 2002 as compared to 2001. This decrease was primarily due to (i) several wells being fully depleted in 2001 due to lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 11.6% in 2002 from 13.0% in 2001. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses increased $3,789 (2.7%) in 2002 as compared to 2001. As a percentage of Net Profits, these expenses increased to 14.4% in 2002 from 10.7% in 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2002 were $14,620,558 or 135.28% of Limited Partners' capital contributions.


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



                                P-3 Partnership
                                ---------------

                     Year Ended December 31, 2002 Compared
                        to Year Ended December 31, 2001
                    --------------------------------------

      Total Net Profits decreased $475,102 (25.2%) in 2002 as compared to 2001. Of this decrease, approximately (i) $411,000 was related to a decrease in the average price of gas sold and (ii) $78,000 and $52,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $80,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 3,218 barrels and 14,137 Mcf, respectively, in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. Average oil and gas prices decreased to $23.74 per barrel and $2.75 per Mcf, respectively, in 2002 from $24.25 per barrel and $3.69 per Mcf, respectively, in 2001.

      Depletion of Net Profits Interests decreased $95,076 (34.9%) in 2002 as compared to 2001. This decrease was primarily due to (i) several wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 12.6% in 2002 from 14.4% in 2001. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses increased $4,517 (2.2%) in 2002 as compared to 2001. As a percentage of Net Profits, these expenses increased to 15.0% in 2002 from 11.0% in 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2002 were $20,354,401 or 119.99% of Limited Partners' capital contributions.


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


                                P-4 Partnership
                                ---------------

                     Year Ended December 31, 2002 Compared
                        to Year Ended December 31, 2001
                    --------------------------------------

      Total Net Profits decreased $710,199 (33.2%) in 2002 as compared to 2001. Of this decrease, approximately (i) $654,000 was related to a decrease in the average price of gas sold and (ii) $318,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $242,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 12,880 barrels, while volumes of gas sold increased 56,201 Mcf in 2002 as compared to 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) production difficulties on one significant well during 2002. The increase in volumes of gas sold was primarily due to (i) positive prior period gas balancing adjustments on two significant wells during 2002, (ii) an increase in production on one significant well due to the workover of that well during late 2001, and (iii) the P-4 Partnership receiving an increased percentage of sales on another significant well during 2002 due to gas balancing. These increases were partially offset by (i) normal declines in production and (ii) depletion of all gas reserves on one significant well during 2002. As of the date of this Annual Report, management does not expect the gas balancing adjustment to continue for the foreseeable future. Average oil and gas prices decreased to $24.19 per barrel and $2.83 per Mcf, respectively, in 2002 from $24.66 per barrel and $4.30 per Mcf, respectively, in 2001.

      Depletion of Net Profits Interests increased $21,228 (8.6%) in 2002 as compared to 2001. This increase was primarily due to (i) downward revisions in the estimates of remaining oil reserves at December 31, 2002 and (ii) several other wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. These increases were partially offset by two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense increased to 18.8% in 2002 from 11.5% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

     General and administrative expenses increased $2,168 (1.4%) in 2002 as compared to 2001. As a percentage of Net Profits, these expenses increased to 11.1% in 2002 from 7.3% in 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2002 were $16,444,945 or 130.20% of Limited Partners' capital contributions.


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


                                P-5 Partnership
                                ---------------


                     Year Ended December 31, 2002 Compared
                        to Year Ended December 31, 2001
                    --------------------------------------

      Total Net Profits decreased $756,961 (46.1%) in 2002 as compared to 2001. Of this decrease, approximately (i) $596,000 was related to a decrease in the average price of gas sold and (ii) $227,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,442 barrels, while volumes of gas sold decreased 51,629 Mcf in 2002 as compared to 2001. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002 and (ii) positive prior period volume adjustments on two other wells during 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during 2002. As of the date of this Annual Report, management does not expect the shut-in well to return to production. Average oil and gas prices decreased to $24.14 per barrel and $2.85 per Mcf, respectively, in 2002 from $25.65 per barrel and $4.39 per Mcf, respectively, in 2001.

      Depletion of Net Profits Interests decreased $24,086 (18.9%) in 2002 as compared to 2001. This decrease was primarily due to (i) one significant well being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense increased to 11.7% in 2002 from 7.7% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,040 (1.4%) in 2002 as compared to 2001. As a percentage of Net Profits, these expenses increased to 16.9% in 2002 from 9.0% in 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2002 were $11,423,759 or 96.44% of Limited Partners' capital contributions.

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

                                P-6 Partnership
                                ---------------


                     Year Ended December 31, 2002 Compared
                        to Year Ended December 31, 2001
                    --------------------------------------

      Total Net Profits decreased $806,224 (35.3%) in 2002 as compared to 2001. Of this decrease, approximately (i) $680,000 was related to a decrease in the average price of gas sold and (ii) $167,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,899 barrels, while volumes of gas sold decreased 42,211 Mcf in 2002 as compared to 2001. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during late 2001 and early 2002 and (ii) an increase in production on another significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during 2002. These decreases were partially offset by the P-6 Partnership's receipt of a reduced percentage of sales on another significant well during 2001 due to gas balancing. As of the date of this Annual Report, management does not expect the shut-in well to return to production. Average oil and gas prices decreased to $23.59 per barrel and $2.89 per Mcf, respectively, in 2002 from $25.03 per barrel and $3.96 per Mcf, respectively, in 2001.

      Depletion of Net Profits Interests decreased $36,468 (16.6%) in 2002 as compared to 2001. This decrease was primarily due to (i) several wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. These decreases were partially offset by several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense increased to 12.4% in 2002 from 9.6% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,308 (1.3%) in 2002 as compared 2001. As a percentage of Net Profits, these expenses increased to 12.0% in 2002 from 7.7% in 2001. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2002 were $16,195,248 or 113.22% of Limited Partners' capital contribution.

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

      Average Proceeds and Units of Production

      The following tables are comparisons of the annual barrel of oil equivalent (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales less lease operating expenses and production taxes) received per barrel of oil equivalent attributable to the Partnerships' Net Profits for the years ended December 31, 2002, 2001, and 2000.

                             2002 Compared to 2001
                             ---------------------

                    Barrel of Oil                   Average Proceeds per
                      Equivalent                   Barrel of Oil Equivalent
              -----------------------------       --------------------------
   P/ship      2002      2001      % Change        2002     2001    % Change
   ------     -------   -------    --------       ------   ------   --------

    P-1        68,337    71,568       ( 5%)       $14.53   $18.10      (20%)
    P-3        98,788   104,363       ( 5%)        14.29    18.08      (21%)
    P-4       100,157   103,670       ( 3%)        14.30    20.66      (31%)
    P-5        70,651    77,813       ( 9%)        12.54    21.11      (41%)
    P-6       121,215   126,352       ( 4%)        12.18    18.06      (33%)


                             2001 Compared to 2000
                             ---------------------

                    Barrel of Oil                   Average Proceeds per
                      Equivalent                   Barrel of Oil Equivalent
              -----------------------------       --------------------------
   P/ship      2001      2000      % Change        2001     2000    % Change
   ------     -------   -------    --------       ------   ------   --------

    P-1        71,568    68,560         4%        $18.10   $18.24     ( 1%)
    P-3       104,363    99,956         4%         18.08    18.12       -
    P-4       103,670    80,019        30%         20.66    19.95       4%
    P-5        77,813    88,351       (12%)        21.11    16.23      30%
    P-6       126,352   148,927       (15%)        18.06    16.57       9%


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 2002 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2002 would have the following remaining lives:

            Partnership       Gas-Years        Oil-Years
            -----------       ---------        ---------

                P-1               6.1              7.8
                P-3               6.7              8.2
                P-4               4.5              1.1
                P-5               5.7              7.2
                P-6               6.2              7.6

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2002 may cause a decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      The Partnerships sold certain Net Profits Interests during 2002, 2001, and 2000. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 2002, 2001, and 2000, were as follows:

      Partnership          2002             2001             2000
      -----------         -------          -------          -------

          P-1             $40,636          $17,521          $63,928
          P-3              51,341           23,925           86,679
          P-4                -               3,414           21,922
          P-5              10,398           43,097           54,584
          P-6              11,319           52,686           25,726

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


      Pursuant to the terms of the Partnership Agreements, the Partnerships are scheduled to terminate on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has not yet determined whether it will extend the terms of any of the Partnerships.


      Critical Accounting Policies

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalize all acquisition costs. Such acquisition costs include costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The net acquisition cost to the Partnerships of the Net Profits Interests in properties acquired by the General Partner consists of the cost of acquiring the underlying properties adjusted for the net cash results of operations, including any interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values related to the underlying properties in which the Partnership has a Net Profits Interest.

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest.

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable(payable)-Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average annual production costs per Mcf.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and natural gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following approximate amounts for each Partnership:

                   Change in         Increase in
                  Capitalized       Net Income for
                  Cost of Oil       the Change in         Asset
                    and Gas           Accounting        Retirement
Partnership        Properties          Principle        Obligation
-----------       ------------      --------------      ----------

   P-1              $ 89,000          $ 34,000          $ 55,000
   P-3               146,000            51,000            95,000
   P-4                80,000            26,000            54,000
   P-5               110,000            41,000            69,000
   P-6               331,000           126,000           205,000

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002. The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on their financial position or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2002. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


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

            Name              Age       Position with General Partner
      ----------------        ---      --------------------------------

      Dennis R. Neill          51      President and Director

      Judy K. Fox              52      Secretary

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



      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2002 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2002, 2001, and 2000, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2002          2001         2000
            -----------       --------      --------     --------

                P-1           $113,760      $113,760     $113,760
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2002, 2001, and 2000:


                                                  Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------


                                                                        Long Term Compensation
                                                                 -----------------------------------
                                    Annual Compensation                  Awards              Payouts
                              ------------------------------      -----------------------    -------
                                                                                 Securi-
                                                      Other                       ties                     All
     Name                                             Annual     Restricted      Under-                   Other
      and                                            Compen-       Stock         lying        LTIP       Compen-
   Principal                  Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position            Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------        ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)        2000      -         -           -            -             -            -           -
                       2001      -         -           -            -             -            -           -
                       2002      -         -           -            -             -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)          2000   $67,517      -           -            -             -            -           -
                       2001   $63,160      -           -            -             -            -           -
                       2002   $60,748      -           -            -             -            -          -

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




                                                  Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------

                                                                        Long Term Compensation
                                                                 -----------------------------------
                                    Annual Compensation                  Awards              Payouts
                              ------------------------------      -----------------------    -------
                                                                                 Securi-
                                                      Other                       ties                     All
     Name                                             Annual     Restricted      Under-                   Other
      and                                            Compen-       Stock         lying        LTIP       Compen-
   Principal                  Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position            Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------        ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)        2000     -           -           -            -             -            -           -
                       2001     -           -           -            -             -            -           -
                       2002     -           -           -            -             -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)          2000    $105,975     -           -            -             -            -           -
                       2001    $ 99,137     -           -            -             -            -           -
                       2002    $ 95,351     -           -            -             -            -           -
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



                                                  Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------

                                                                        Long Term Compensation
                                                                 -----------------------------------
                                    Annual Compensation                  Awards              Payouts
                              ------------------------------      -----------------------    -------
                                                                                 Securi-
                                                      Other                       ties                     All
     Name                                             Annual     Restricted      Under-                   Other
      and                                            Compen-       Stock         lying        LTIP       Compen-
   Principal                  Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position            Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------        ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)        2000     -          -           -            -             -            -           -
                       2001     -          -           -            -             -            -           -
                       2002     -          -           -            -             -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)          2000   $78,912      -           -            -             -            -           -
                       2001   $73,819      -           -            -             -            -           -
                       2002   $71,001      -           -            -             -            -           -
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





                              Salary Reimbursements

                                 P-5 Partnership
                                 ---------------


                                                                        Long Term Compensation
                                                                 -----------------------------------
                                    Annual Compensation                  Awards              Payouts
                              ------------------------------      -----------------------    -------
                                                                                 Securi-
                                                      Other                       ties                     All
     Name                                             Annual     Restricted      Under-                   Other
      and                                            Compen-       Stock         lying        LTIP       Compen-
   Principal                  Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position            Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------        ----   -------    -------     -------     ----------     --------     -------     -------

Dennis R. Neill,
President(1)(2)        2000     -           -           -            -             -           -            -
                       2001     -           -           -            -             -           -            -
                       2002     -           -           -            -             -           -            -
All Executive
Officers,
Directors,
and Employees
as a group(2)          2000    $73,998      -           -            -             -           -            -
                       2001    $69,222      -           -            -             -           -            -
                       2002    $66,579      -           -            -             -           -            -
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


                              Salary Reimbursements

                                 P-6 Partnership
                                 ---------------

                                                                        Long Term Compensation
                                                                 -----------------------------------
                                    Annual Compensation                  Awards              Payouts
                              ------------------------------      -----------------------    -------
                                                                                 Securi-
                                                      Other                       ties                     All
     Name                                             Annual     Restricted      Under-                   Other
      and                                            Compen-       Stock         lying        LTIP       Compen-
   Principal                  Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position            Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------        ----   -------    -------     -------     ----------     --------     -------     -------

Dennis R. Neill,
President(1)(2)        2000       -         -           -            -            -             -          -
                       2001       -         -           -            -            -             -          -
                       2002       -         -           -            -            -             -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)          2000    $89,360      -           -            -            -             -          -
                       2001    $83,593      -           -            -            -             -          -
                       2002    $80,401      -           -            -            -             -          -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 1, 2003 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
               Beneficial Owner                          of Outstanding)
--------------------------------------------             ---------------

P-1 Partnership:
---------------

   Samson Resources Company                              27,754  (25.7%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                        27,754  (25.7%)

P-3 Partnership:
---------------

   Samson Resources Company                              64,443  (38.0%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    64,443  (38.0%)

P-4 Partnership:
---------------

   Samson Resources Company                              30,288  (24.0%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    30,288  (24.0%)


P-5 Partnership:
---------------

   Samson Resources Company                              25,562  (21.6%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    25,562  (21.6%)


P-6 Partnership:
---------------

   Samson Resources Company                              19,086  (13.3%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                   54,887  (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    19,086  (13.3%)


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


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

        (1) Financial Statements: The following financial statements for the

            Geodyne Institutional/Pension Energy Income P-1 Limited Partnership Geodyne Institutional/Pension Energy Income Limited Partnership P-3 Geodyne Institutional/Pension Energy Income Limited Partnership P-4 Geodyne Institutional/Pension Energy Income Limited Partnership P-5 Geodyne Institutional/Pension Energy Income Limited Partnership P-6

            as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are filed as part of this report:

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

        (2) Financial Statement Schedules:

            None.

        (3) Exhibits:

Exh.
No.         Exhibit
---         -------

 4.1 Certificate of Limited Partnership dated March 16, 1988 for the Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.2 Amended and Restated Agreement of Limited Partnership dated October 25, 1988 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.4 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.5 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as
            Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.6        Third  Amendment  to  Amended  and  Restated   Agreement  of Limited
            Partnership dated August 31, 1995, for the Geodyne Institutional/ Pension Energy Income P-1 Limited

            Partnership filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.7        Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as
            Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.8 Certificate of Limited Partnership dated February 13, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Amended and Restated Agreement of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.12 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.13 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as
            Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Certificate of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.16 Amended and Restated Agreement of Limited Partnership dated November 20, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.17 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.19 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as
            Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December

            31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.20 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as
            Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as
            Exhibit 4.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22 Certificate of Limited Partnership dated November 9, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Amended and Restated Agreement of Limited Partnership dated February 26, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.24 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.25 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/ Pension Energy Income Limited

            Partnership P-5 filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.27 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as
            Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as
            Exhibit 4.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Certificate of Limited Partnership dated November 28, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.30 Amended and Restated Agreement of Limited Partnership dated October 5, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.31 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.32 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as
            Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as
            Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as
            Exhibit 4.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.1 Amended and Restated Agreement of Partnership dated October 25, 1988 for the Geodyne NPI Partnership P-1 filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-1 filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-1 filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.4 Agreement of Partnership dated February 9, 1989 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.5 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.8 to Registrant's Annual Report on

            Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.6 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.7 Agreement of Partnership dated April 24, 1989 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 Agreement of Partnership dated October 27, 1989 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.12 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.13 Agreement of Partnership dated November 28, 1989 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-3.

*23.3 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-4.

*23.4 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5.

*23.5 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6.

*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley

            Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.



      All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.

      (b) Reports on Form 8-K filed during the fourth quarter of 2002.

            None.

                                           SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                        GEODYNE INSTITUTIONAL/PENSION ENERGY
                                            INCOME P-1 LIMITED PARTNERSHIP
                                        GEODYNE INSTITUTIONAL/PENSION ENERGY
                                            INCOME LIMITED PARTNERSHIP P-3
                                        GEODYNE INSTITUTIONAL/PENSION ENERGY
                                            INCOME LIMITED PARTNERSHIP P-4
                                        GEODYNE INSTITUTIONAL/PENSION ENERGY
                                            INCOME LIMITED PARTNERSHIP P-5
                                        GEODYNE INSTITUTIONAL/PENSION ENERGY
                                            INCOME LIMITED PARTNERSHIP P-6

                                        By: GEODYNE RESOURCES, INC.
                                            General Partner
                                            March 25, 2003


                                        By:  //s//Dennis R. Neill
                                             ------------------------------
                                             Dennis R. Neill
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/Dennis R. Neill        President and            March 25, 2003
      -------------------       Director (Principal
          Dennis R. Neill       Executive Officer)

      /s/Craig D. Loseke        Chief Accounting         March 25, 2003
      -------------------       Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

      /s/Judy K. Fox            Secretary                March 25, 2003
      -------------------
          Judy K. Fox

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income P-1 Limited Partnership;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income P-1 Limited Partnership;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-3;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-3;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-4;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-4;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-5;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-5;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-6;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1.  I  have   reviewed   this  annual  report  on  Form  10-K  of  Geodyne
Institutional/Pension Energy Income Limited Partnership P-6;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             Combined Balance Sheets
                           December 31, 2002 and 2001


                                     ASSETS
                                     ------

                                               2002              2001
                                           ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                $  309,227        $  182,282
   Accounts receivable:
      Net Profits                              195,043           124,712
                                             ---------         ---------

         Total current assets               $  504,270        $  306,994

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               726,622           783,748
                                             ---------         ---------

                                            $1,230,892        $1,090,742
                                             =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                         ($   61,127)      ($   77,557)
   Limited Partners, issued and
     outstanding, 108,074 Units              1,292,019         1,168,299
                                             ---------         ---------

         Total Partners' capital            $1,230,892        $1,090,742
                                             =========         =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 2002, 2001, and 2000

                                  2002              2001              2000
                               ----------        ----------        ----------
REVENUES:
   Net Profits                 $  993,269        $1,295,509        $1,250,585
   Interest income                  1,751             9,877            10,634
   Gain on sale of
      Net Profits Interests        37,624            17,521            58,071
                                ---------         ---------      ---------
                               $1,032,644        $1,322,907        $1,319,290

COSTS AND EXPENSES:
   Depletion of
      Net Profits Interests    $  115,284        $  168,596        $  127,896
   General and
      administrative              143,004           139,215           129,773
                                ---------         ---------         ---------
                               $  258,288        $  307,811        $  257,669
                                ---------         ---------         ---------

NET INCOME                     $  774,356        $1,015,096        $1,061,621
                                =========         =========         =========
GENERAL PARTNER -
   NET INCOME                  $   87,636        $  115,696        $  116,609
                                =========         =========         =========
LIMITED PARTNERS -
   NET INCOME                  $  686,720        $  899,400        $  945,012
                                =========         =========         =========
NET INCOME
   per Unit                    $     6.35        $     8.32        $     8.74
                                =========         =========         =========
UNITS OUTSTANDING                 108,074           108,074           108,074
                                =========         =========         =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2002, 2001, and 2000


                              Limited            General
                              Partners           Partner          Combined
                            ------------        ----------      ------------

Balance, Dec. 31, 1999       $1,431,887         ($ 77,417)       $1,354,470
   Net income                   945,012           116,609         1,061,621
   Cash distributions       (   855,000)        ( 103,909)      (   958,909)
                              ---------           -------         ---------

Balance, Dec. 31, 2000       $1,521,899         ($ 64,717)       $1,457,182
   Net income                   899,400           115,696         1,015,096
   Cash distributions       ( 1,253,000)        ( 128,536)      ( 1,381,536)
                              ---------           -------         ---------

Balance, Dec. 31, 2001       $1,168,299         ($ 77,557)       $1,090,742
   Net income                   686,720            87,636           774,356
   Cash distributions       (   563,000)        (  71,206)      (   634,206)
                              ---------           -------         ---------

Balance, Dec. 31, 2002       $1,292,019         ($ 61,127)       $1,230,892
                              =========           =======         =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                      2002            2001             2000
                                   ----------     ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $774,356       $1,015,096       $1,061,621
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests           115,284          168,596          127,896
      Gain on sale of
         Net Profits Interests     (  37,624)     (    17,521)     (    58,071)
      (Increase)decrease in
         accounts receivable
         - Net Profits             (  70,331)         155,443      (   112,254)
                                     -------        ---------        ---------

   Net cash provided by
      operating activities          $781,685       $1,321,614       $1,019,192
                                     -------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($ 61,170)     ($   60,254)     ($   22,017)
   Proceeds from sale of
      Net Profits Interests           40,636           17,521           63,928
                                     -------        ---------        ---------

   Net cash provided (used) by
      investing activities         ($ 20,534)     ($   42,733)      $   41,911
                                     -------        ---------        ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($634,206)     ($1,381,536)     ($  958,909)
                                     -------        ---------        ---------
   Net cash used by financing
      activities                   ($634,206)     ($1,381,536)     ($  958,909)
                                     -------        ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $126,945      ($  102,655)      $  102,194

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            182,282          284,937          182,743
                                     -------        ---------        ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                  $309,227       $  182,282       $  284,937
                                     =======        =========        =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 2002 and 2001


                                     ASSETS
                                     ------

                                             2002              2001
                                         ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents              $  433,562        $  266,929
   Accounts receivable:
      Net Profits                            285,379           188,979
                                           ---------         ---------

         Total current assets             $  718,941        $  455,908

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method           1,170,405         1,263,248
                                           ---------         ---------

                                          $1,889,346        $1,719,156
                                           =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                       ($   51,594)      ($   74,177)
   Limited Partners, issued and
     outstanding, 169,637 Units            1,940,940         1,793,333
                                           ---------         ---------

         Total Partners' capital          $1,889,346        $1,719,156
                                           =========         =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 2002, 2001, and 2000

                                   2002              2001              2000
                                -----------       -----------       ----------
REVENUES:
   Net Profits                  $1,411,475        $1,886,577        $1,811,298
   Interest income                   2,610            14,549            16,227
   Gain on sale of
      Net Profits Interests         47,198            23,494            75,355
                                 ---------         ---------         ---------

                                $1,461,283        $1,924,620        $1,902,880

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $  177,473        $  272,549        $  191,820
   General and
      administrative               211,234           206,717           202,166
                                 ---------         ---------         ---------
                                $  388,707        $  479,266        $  393,986
                                 ---------         ---------         ---------

NET INCOME                      $1,072,576        $1,445,354        $1,508,894
                                 =========         =========         =========
GENERAL PARTNER -
   NET INCOME                   $  122,969        $  167,610        $  152,174
                                 =========         =========         =========
LIMITED PARTNERS -
   NET INCOME                   $  949,607        $1,277,744        $1,356,720
                                 =========         =========         =========
NET INCOME
   per Unit                     $     5.60        $     7.53        $     8.00
                                 =========         =========         =========
UNITS OUTSTANDING                  169,637           169,637           169,637
                                 =========         =========         =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2002, 2001, and 2000


                              Limited            General
                              Partners           Partner          Combined
                            ------------        ----------      ------------

Balance, Dec. 31, 1999       $2,244,869         ($113,709)       $2,131,160
   Net income                 1,356,720           152,174         1,508,894
   Cash distributions       ( 1,249,000)        ( 125,462)      ( 1,374,462)
                              ---------           -------         ---------

Balance, Dec. 31, 2000       $2,352,589         ($ 86,997)       $2,265,592
   Net income                 1,277,744           167,610         1,445,354
   Cash distributions       ( 1,837,000)        ( 154,790)      ( 1,991,790)
                              ---------           -------         ---------

Balance, Dec. 31, 2001       $1,793,333         ($ 74,177)       $1,719,156
   Net income                   949,607           122,969         1,072,576
   Cash distributions       (   802,000)        ( 100,386)      (   902,386)
                              ---------           -------         ---------

Balance, Dec. 31, 2002       $1,940,940         ($ 51,594)       $1,889,346
                              =========           =======         =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                      2002           2001            2000
                                  ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $1,072,576     $1,445,354      $1,508,894
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests            177,473        272,549         191,820
      Gain on sale of
         Net Profits Interests    (    47,198)   (    23,494)    (    75,355)
      (Increase) decrease in
         accounts receivable
         - Net Profits            (    96,400)       239,411     (   176,906)
      (Increase) decrease in
         accounts receivable
         - General Partner               -               512     (       512)
                                    ---------      ---------       ---------

   Net cash provided by
      operating activities         $1,106,451     $1,934,332      $1,447,941
                                    ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   88,773)   ($  115,995)    ($   27,741)
   Proceeds from sale of
      Net Profits Interests            51,341         23,925          86,679
                                    ---------      ---------       ---------

   Net cash provided (used)
      by investing activities     ($   37,432)   ($   92,070)     $   58,938
                                    ---------      ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($  902,386)   ($1,991,790)    ($1,374,462)
                                    ---------      ---------       ---------
   Net cash used by financing
      activities                  ($  902,386)   ($1,991,790)    ($1,374,462)
                                    ---------      ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $  166,633    ($  149,528)     $  132,417

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             266,929        416,457         284,040
                                    ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                 $  433,562     $  266,929      $  416,457
                                    =========      =========       =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 2002 and 2001


                                     ASSETS
                                     ------
                                               2002              2001
                                           ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                $  351,179        $  420,602
   Accounts receivable:
      Related party (Note 2)                       416              -
      Net Profits                              376,603           332,362
                                             ---------         ---------

         Total current assets               $  728,198        $  752,964

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               448,053           649,016
                                             ---------         ---------

                                            $1,176,251        $1,401,980
                                             =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                         ($   57,787)      ($   71,619)
   Limited Partners, issued and
     outstanding, 126,306 Units              1,234,038         1,473,599
                                             ---------         ---------

         Total Partners' capital             1,176,251        $1,401,980
                                             =========         =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 2002, 2001, and 2000

                                  2002             2001              2000
                              ------------      ----------        ----------
REVENUES:
   Net Profits                 $1,431,998       $2,142,197        $1,596,276
   Interest income                  3,567           15,881            12,423
   Gain (loss) on sale of
      Net Profits Interests   (     5,853)           2,642             5,193
                                ---------        ---------         ---------

                               $1,429,712       $2,160,720        $1,613,892

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests        $  268,612       $  247,384        $  131,888
   General and
      administrative              158,592          156,424           151,112
                                ---------        ---------         ---------
                               $  427,204       $  403,808        $  283,000
                                ---------        ---------         ---------

NET INCOME                     $1,002,508       $1,756,912        $1,330,892
                                =========        =========         =========
GENERAL PARTNER -
   NET INCOME                  $  124,069       $  196,368        $  143,717
                                =========        =========         =========
LIMITED PARTNERS -
   NET INCOME                  $  878,439       $1,560,544        $1,187,175
                                =========        =========         =========
NET INCOME
   per Unit                    $     6.95       $    12.36        $     9.40
                                =========        =========         =========
UNITS OUTSTANDING                 126,306          126,306           126,306
                                =========        =========         =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                                GEODYNE NPI PARTNERSHIP P-4
               Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 2002, 2001, and 2000


                              Limited            General
                              Partners           Partner          Combined
                            ------------        ----------      ------------

Balance, Dec. 31, 1999       $1,417,880         ($ 80,321)       $1,337,559
   Net income                 1,187,175           143,717         1,330,892
   Cash distributions       (   834,000)        ( 118,093)      (   952,093)
                              ---------           -------         ---------

Balance, Dec. 31, 2000       $1,771,055         ($ 54,697)       $1,716,358
   Net income                 1,560,544           196,368         1,756,912
   Cash distributions       ( 1,858,000)        ( 213,290)      ( 2,071,290)
                              ---------           -------         ---------

Balance, Dec. 31, 2001       $1,473,599         ($ 71,619)       $1,401,980
   Net income                   878,439           124,069         1,002,508
   Cash distributions       ( 1,118,000)        ( 110,237)      ( 1,228,237)
                              ---------           -------         ---------

Balance, Dec. 31, 2002       $1,234,038         ($ 57,787)       $1,176,251
                              =========           =======         =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                       2002            2001            2000
                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,002,508      $1,756,912      $1,330,892
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depletion of Net
        Profits Interests              268,612         247,384         131,888
      Gain (loss) on sale of
         Net Profits Interests           5,853     (     2,642)    (     5,193)
      Increase in accounts
        receivable-related party   (         5)           -               -
      (Increase) decrease in
        accounts receivable -
         Net Profits               (    44,241)        194,241     (   270,631)
                                     ---------       ---------       ---------

   Net cash provided by
     operating activities           $1,232,727      $2,195,895      $1,186,956
                                     ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   73,913)    ($  146,878)    ($    6,322)
   Proceeds from sale of
      Net Profits Interests               -              3,414          21,992
                                     ---------       ---------       ---------

   Net cash provided (used)
      by investing activities      ($   73,913)    ($  143,464)     $   15,670
                                     ---------       ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,228,237)    ($2,071,290)    ($  952,093)
                                     ---------       ---------       ---------
   Net cash used by financing
      activities                   ($1,228,237)    ($2,071,290)    ($  952,093)
                                     ---------       ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       ($   69,423)    ($   18,859)     $  250,533

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              420,602         439,461         188,928
                                     ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                  $  351,179      $  420,602      $  439,461
                                     =========       =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 2002 and 2001

                                     ASSETS
                                     ------
                                                  2002             2001
                                              ------------      ----------

CURRENT ASSETS:
   Cash and cash equivalents                   $  252,994        $171,708
   Accounts receivable:
      Net Profits                                  65,132          50,592
                                                ---------         -------

         Total current assets                  $  318,126        $222,300

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               $  612,748         641,204
                                                ---------         -------

                                               $  930,874        $863,504
                                                =========         =======


                           PARTNERS' CAPITAL (DEFICIT)
                                ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   70,113)      ($ 74,788)
   Limited Partners, issued and
     outstanding, 118,449 Units                 1,000,987         938,292
                                                ---------         -------

         Total Partners' capital               $  930,874        $863,504
                                                =========         =======


                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Operations
              For the Years Ended December 31, 2002, 2001, and 2000

                                  2002             2001              2000
                                ---------       ----------        ----------
REVENUES:
   Net Profits                  $885,782        $1,642,743        $1,433,743
   Interest income                 2,106            15,990            14,147
   Gain on sale of
      Net Profits Interests        9,113            43,097            54,584
                                 -------         ---------         ---------

                                $897,001        $1,701,830        $1,502,474

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $103,212        $  127,298        $  111,400
   General and
      administrative             149,875           147,835           141,905
                                 -------         ---------         ---------
                                $253,087        $  275,133        $  253,305
                                 -------         ---------         ---------

NET INCOME                      $643,914        $1,426,697        $1,249,169
                                 =======         =========         =========
GENERAL PARTNER -
   NET INCOME                   $ 36,219        $   75,627        $   64,906
                                 =======         =========         =========
LIMITED PARTNERS -
   NET INCOME                   $607,695        $1,351,070        $1,184,263
                                 =======         =========         =========
NET INCOME
   per Unit                     $   5.13        $    11.41        $    10.00
                                 =======         =========         =========
UNITS OUTSTANDING                118,449           118,449           118,449
                                 =======         =========         =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                                GEODYNE NPI PARTNERSHIP P-5
               Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 2002, 2001, and 2000


                                Limited            General
                                Partners           Partner          Combined
                              ------------        ---------       ------------

Balance, Dec. 31, 1999         $1,303,959         ($68,638)        $1,235,321
   Net income                   1,184,263           64,906          1,249,169
   Cash distributions         (   905,000)        ( 57,150)       (   962,150)
                                ---------           ------          ---------

Balance, Dec. 31, 2000         $1,583,222         ($60,882)        $1,522,340
   Net income                   1,351,070           75,627          1,426,697
   Cash distributions         ( 1,996,000)        ( 89,533)       ( 2,085,533)
                                ---------           ------          ---------

Balance, Dec. 31, 2001         $  938,292         ($74,788)        $  863,504
   Net income                     607,695           36,219            643,914
   Cash distributions         (   545,000)        ( 31,544)       (   576,544)
                                ---------           ------          ---------

Balance, Dec. 31, 2002         $1,000,987         ($70,113)        $  930,874
                                =========           ======          =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                     2002            2001            2000
                                  ----------     ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $643,914       $1,426,697      $1,249,169
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests          103,212          127,298         111,400
      Gain on sale of
         Net Profits Interests    (   9,113)     (    43,097)    (    54,584)
      (Increase) decrease in
         accounts receivable -
         Net Profits              (  14,540)         301,093     (   170,776)
                                    -------        ---------       ---------

   Net cash provided by
     operating activities          $723,473       $1,811,991      $1,135,209
                                    -------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($ 76,041)     ($   38,301)    ($    4,630)
   Proceeds from sale of
      Net Profits Interests          10,398           43,097          54,584
                                    -------        ---------       ---------
   Net cash provided (used)
      by investing activities     ($ 65,643)      $    4,796      $   49,954
                                    -------        ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($576,544)     ($2,085,533)    ($  962,150)
                                    -------        ---------       ---------
   Net cash used by financing
      activities                  ($576,544)     ($2,085,533)    ($  962,150)
                                    -------        ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $ 81,286      ($  268,746)     $  223,013

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD           171,708          440,454         217,441
                                    -------        ---------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                 $252,994       $  171,708      $  440,454
                                    =======        =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 14, 2003

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 2002 and 2001

                                     ASSETS
                                     ------
                                                2002              2001
                                            ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                 $  317,796        $  187,301
   Accounts receivable:
      Net Profits                               146,070            62,543
                                              ---------         ---------

         Total current assets                $  463,866        $  249,844

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method              1,196,952         1,303,109
                                              ---------         ---------

                                             $1,660,818        $1,552,953
                                              =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                          ($   67,729)      ($   87,910)
   Limited Partners, issued and
     outstanding, 143,041 Units               1,728,547         1,640,863
                                              ---------         ---------

         Total Partners' capital             $1,660,818        $1,552,953
                                              =========         =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       Combined Statements of Operations
             For the Years Ended December 31, 2002, 2001, and 2000

                                 2002             2001             2000
                             ----------        ----------       ----------
REVENUES:
   Net Profits               $1,476,251        $2,282,475       $2,468,159
   Interest income                2,815            22,996           21,573
   Gain on sale of Net
      Profits Interests          10,267            52,686           25,726
                              ---------        ----------        ---------

                             $1,489,333        $2,358,157       $2,515,458


COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests      $  183,386        $  219,854       $  334,197
   General and
     administrative             177,161           174,853          170,942
                              ---------         ---------        ---------
                             $  360,547        $  394,707       $  505,139
                              ---------         ---------        ---------

NET INCOME                   $1,128,786        $1,963,450       $2,010,319
                              =========         =========        =========
GENERAL PARTNER -
   NET INCOME                $  129,102        $  130,157       $  112,363
                              =========         =========        =========
LIMITED PARTNERS -
   NET INCOME                $  999,684        $1,833,293       $1,897,956
                              =========         =========        =========
NET INCOME
   per unit                  $     6.99        $    12.82       $    13.27
                              =========         =========        =========
UNITS OUTSTANDING               143,041           143,041          143,041
                              =========         =========        =========




                     The accompanying notes are an integral
                  part of these combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2002, 2001, and 2000


                             Limited            General
                             Partners           Partner          Combined
                           ------------        ----------      ------------

Balance, Dec. 31, 1999      $2,400,614         ($ 86,400)       $2,314,214
   Net income                1,897,956           112,363         2,010,319
   Cash distributions      ( 1,598,000)        ( 101,468)      ( 1,699,468)
                             ---------           -------         ---------

Balance, Dec. 31, 2000      $2,700,570         ($ 75,505)       $2,625,065
   Net income                1,833,293           130,157         1,963,450
   Cash distributions      ( 2,893,000)        ( 142,562)      ( 3,035,562)
                             ---------           -------         ---------

Balance, Dec. 31, 2001      $1,640,863         ($ 87,910)       $1,552,953
   Net income                  999,684           129,102         1,128,786
   Cash distributions      (   912,000)        ( 108,921)      ( 1,020,921)
                             ---------           -------         ---------

Balance, Dec. 31, 2002      $1,728,547         ($ 67,729)       $1,660,818
                             =========           =======         =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001, and 2000

                                        2002            2001           2000
                                    ------------    ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,128,786      $1,963,450     $2,010,319
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
   Depletion of Net
      Profits Interests                 183,386         219,854        334,197
   Gain on sale of
      Net Profits Interests         (    10,267)    (    52,686)   (    25,726)
   (Increase) decrease in
      accounts receivable -
      Net Profits                   (    83,527)        366,662    (   251,544)
                                      ---------       ---------      ---------

   Net cash provided by
      operating activities           $1,218,378      $2,497,280     $2,067,246
                                      ---------       ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   78,281)    ($   18,289)   ($   41,704)
   Proceeds from sale of
      Net Profits Interests              11,319          52,686         25,726
                                      ---------       ---------      ---------

   Net cash provided (used)
      by investing activities       ($   66,962)     $   34,397    ($   15,978)
                                      ---------       ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,020,921)    ($3,035,562)   ($1,699,468)
                                      ---------       ---------      ---------

   Net cash used by financing
      activities                    ($1,020,921)    ($3,035,562)   ($1,699,468)
                                      ---------       ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  130,495     ($  503,885)    $  351,800

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               187,301         691,186        339,386
                                      ---------       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  317,796      $  187,301     $  691,186
                                      =========       =========      =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
           Notes to the Combined Financial Statements For the Periods
                     Ended December 31, 2002, 2001, and 2000


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

      The Partnerships were activated on the following dates with the following Limited Partner capital contributions:

                                            Limited Partner
                            Date of             Capital
      Partnership          Activation        Contributions
      -----------       -----------------   ---------------

          P-1           October 25, 1988     $10,807,400
          P-3           May 10, 1989          16,963,700
          P-4           November 21, 1989     12,630,600
          P-5           February 27, 1990     11,844,900
          P-6           September 5, 1990     14,304,100

      The Partnerships' termination date under their partnership agreements is December 31, 2005. The General Partner may extend the terms of the Partnerships for up to five two-year extension periods. The General Partner has not yet determined whether it will extend the terms of any Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.

      For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General
Partner". An affiliate of the General Partner owned the following Units at December 31, 2002:


                                                Percent of
                               Number of       Outstanding
            Partnership        Units Owned        Units
            -----------        -----------     -----------

                 P-1             27,754           25.7%
                 P-3             64,092           37.8%
                 P-4             30,288           24.0%
                 P-5             25,562           21.6%
                 P-6             19,086           13.3%


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

      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnerships' limited partnership agreement and NPI Partnerships' partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                               Before Payout(1)        After Payout(1)
                              -------------------     --------------------
                              General     Limited     General     Limited
                              Partner     Partners    Partner     Partners
                              -------     --------    -------     --------
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

      The P-1 Partnership achieved payout during the third quarter of 1998, the P-4 Partnership achieved payout during the fourth quarter of 1999, the P-3 Partnership achieved payout during the second quarter of 2000, and the P-6
Partnership achieved payout during the third quarter of 2001. After payout, operations and revenues for the P-1, P-3, P-4, and P-6 Partnerships have been and will be allocated using the 10%/90% after payout percentages set forth in Footnote 3 to the table above.


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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate per equivalent barrel of oil produced during the years ended December 31, 2002, 2001, and 2000 were as follows:

                  Partnership       2002     2001      2000
                  -----------       -----    -----    -----

                      P-1           $1.69    $2.36    $1.87
                      P-3            1.80     2.61     1.92
                      P-4            2.68     2.39     1.65
                      P-5            1.46     1.64     1.26
                      P-6            1.51     1.74     2.24

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No non-cash charges against earnings (impairment provisions) were recorded by the Partnerships during the three years ended December 31, 2002.

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

      Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average annual production costs per Mcf.

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

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and natural gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following approximate amounts for each Partnership (unaudited):

                   Change in         Increase in
                  Capitalized      Net Income for
                  Cost of Oil       the Change in         Asset
                    and Gas           Accounting        Retirement
Partnership        Properties         Principle         Obligation
-----------       ------------      --------------      ----------

   P-1              $ 89,000         $ 34,000            $ 55,000
   P-3               146,000           51,000              95,000
   P-4                80,000           26,000              54,000
   P-5               110,000           41,000              69,000
   P-6               331,000          126,000             205,000

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-

Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002. The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on their financial position or results of operations.


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2002, 2001, and 2000:

            Partnership         2002        2001        2000
            -----------       --------    --------    --------

                 P-1          $113,760    $113,760    $113,760
                 P-3           178,560     178,560     178,560
                 P-4           132,960     132,960     132,960
                 P-5           124,680     124,680     124,680
                 P-6           150,564     150,564     150,564

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

      The accounts receivable - related party at December 31, 2002 for the P-4 Partnership represents accrued proceeds and interest due from the General Partner for the sale of certain oil and gas properties during 2002. Such amount was collected subsequent to December 31, 2002.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to each of the Partnership's Net Profits Interest during the years ended December 31, 2002, 2001, and 2000:


                                                    Percentage
                                             -------------------------
Partnership         Purchaser                 2002     2001      2000
-----------    ------------------------      -----     -----     -----

    P-1           El Paso Energy Marketing
                    Company ("El Paso")        17.5%   22.7%    20.6%
                  ONEOK Gas Marketing
                    Company ("ONEOK")             -    12.0%    11.0%
                  Chevron U.S.A., Inc.
                    ("Chevron")                   -       -     10.5%

    P-3           El Paso                      17.4%   22.3%    20.7%
                  ONEOK                           -    10.1%       -

    P-4           Eaglwing Trading, Inc.       23.3%      -        -
                  Valero Industrial
                    Gas LP                     20.3%   24.2%    23.7%
                  Conoco, Inc.                 15.7%   11.0%       -
                  El Paso                      11.9%   20.2%    26.2%
                  Philbro Energy, Inc.            -    26.9%    22.8%

    P-5           El Paso                      59.2%   80.7%    76.0%
                  ONEOK                        12.0%      -        -

    P-6           El Paso                      28.0%   44.1%    35.8%
                  Duke Energy Field
                    Services, Inc.             18.0%      -        -
                  Tejas Gas Marketing
                    Company                       -    15.1%    15.2%
                  HPL Resources Company           -       -     15.2%


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


      Capitalized Costs

      Capitalized costs and accumulated depletion at December 31, 2002 and 2001 were as follows:


                                P-1 Partnership
                                ---------------

                                              2002             2001
                                          ------------      ------------
Net Profits Interests in proved
  oil and gas properties                   $6,581,374        $6,651,678

Less accumulated depletion
  and valuation allowance                 ( 5,854,752)      ( 5,867,930)
                                            ---------         ---------
  Net Profits Interests, net               $  726,622        $  783,748
                                            =========         =========



                                P-3 Partnership
                                ---------------

                                              2002                2001
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $10,088,679       $10,164,975

Less accumulated depletion
   and valuation allowance                (  8,918,274)     (  8,901,727)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,170,405       $ 1,263,248
                                            ==========        ==========

                                P-4 Partnership
                                ---------------

                                               2002               2001
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 8,228,148       $ 8,182,909

Less accumulated depletion
   and valuation allowance                (  7,780,095)     (  7,533,893)
                                            ----------        ----------
   Net Profits Interests, net              $   448,053       $   649,016
                                            ==========        ==========


                                P-5 Partnership
                                ---------------

                                              2002                2001
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 9,387,567       $ 9,325,016

Less accumulated depletion
   and valuation allowance                (  8,774,819)     (  8,683,812)
                                            ----------        ----------
   Net Profits Interest, net               $   612,748       $   641,204
                                            ==========        ==========


                                P-6 Partnership
                                ---------------

                                              2002                2001
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $11,469,414       $11,498,428

Less accumulated depletion
   and valuation allowance                ( 10,272,462)     ( 10,195,319)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,196,952       $ 1,303,109
                                            ==========        ==========

      Costs Incurred

      No property acquisition or exploration costs were incurred by the Partnerships during the three years ended December 31, 2002. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2002, 2001, and 2000. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships.


      Partnership                    2002         2001        2000
      -----------                  --------     --------     -------

           P-1                     $61,170      $ 60,254    $22,017
           P-3                      88,773       115,995     27,741
           P-4                      73,913       146,878      6,322
           P-5                      76,041        38,301      4,630
           P-6                      78,281        18,289     41,704


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

                                P-1 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 1999              199,519     1,856,427
  Production                                   ( 17,814)   (  304,477)
  Sales of minerals in place                   (  4,151)   (    5,865)
  Extensions and discoveries                      3,121         3,831
  Revisions of previous estimates                 8,231       276,149
                                                -------     ---------

Proved reserves, December 31, 2000              188,906     1,826,065
  Production                                   ( 23,073)   (  290,969)
  Sales of minerals in place                   (    557)   (      603)
  Revisions of previous estimates              ( 13,407)      252,859
                                                -------     ---------

Proved reserves, December 31, 2001              151,869     1,787,352
  Production                                   ( 20,652)   (  286,109)
  Sales of minerals in place                        -      (   24,441)
  Extensions and discoveries                      3,020        84,663
  Revisions of previous estimates                26,101       171,515
                                                -------     ---------

Proved reserves, December 31, 2002              160,338     1,732,980
                                                =======     =========

PROVED DEVELOPED RESERVES:
      December 31, 2000                         188,906     1,826,065
                                                =======     =========
      December 31, 2001                         151,869     1,787,352
                                                =======     =========
      December 31, 2002                         160,338     1,732,980
                                                =======     =========

                                P-3 Partnership
                                ---------------

                                             Crude        Natural
                                              Oil           Gas
                                          (Barrels)        (Mcf)
                                          ---------     -----------

Proved reserves, December 31, 1999         271,998        3,134,280
  Production                              ( 23,146)      (  460,861)
  Sales of minerals in place              (  5,880)      (    7,817)
  Extensions and discoveries                 4,222          196,141
  Revisions of previous estimates            5,681          219,002
                                           -------        ---------

Proved reserves, December 31, 2000         252,875        3,080,745
  Production                              ( 29,759)      (  447,621)
  Sales of minerals in place              (    742)      (    2,685)
  Extensions and discoveries                 2,709           14,712
  Revisions of previous estimates         ( 19,464)         276,198
                                           -------        ---------

Proved reserves, December 31, 2001         205,619        2,921,349
  Production                              ( 26,541)      (  433,484)
  Sales of minerals in place                    -        (   30,718)
  Extensions and discoveries                 4,543          121,217
  Revisions of previous estimates           33,066          323,117
                                           -------        ---------

Proved reserves, December 31, 2002         216,687        2,901,481
                                           =======        =========
PROVED DEVELOPED RESERVES:
      December 31, 2000                    252,875        3,080,745
                                           =======        =========
      December 31, 2001                    205,619        2,921,349
                                           =======        =========
      December 31, 2002                    216,687        2,901,481
                                           =======        =========

                                P-4 Partnership
                                ---------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, December 31, 1999          60,023     2,108,230
  Production                               (23,482)   (  339,221)
  Sales of minerals in place               ( 1,502)   (      812)
  Extensions and discoveries                 1,595       245,352
  Revisions of previous estimates           28,065       387,260
                                            ------     ---------

Proved reserves, December 31, 2000          64,699     2,400,809
  Production                               (38,934)   (  388,416)
  Sales of minerals in place               (    62)   (    3,524)
  Extensions and discoveries                50,363       169,655
  Revisions of previous estimates           14,230    (   95,342)
                                            ------     ---------

Proved reserves, December 31, 2001          90,296     2,083,182
  Production                               (26,054)   (  444,617)
  Sales of minerals in place                  -       (   43,199)
  Extensions and discoveries                 2,359        52,147
  Revisions of previous estimates          (37,086)      361,135
                                            ------     ---------

Proved reserves, December 31, 2002          29,515     2,008,648
                                            ======     =========

PROVED DEVELOPED RESERVES:
      December 31, 2000                     64,699     2,400,809
                                            ======     =========
      December 31, 2001                     87,867     2,059,176
                                            ======     =========
      December 31, 2002                     27,086     1,984,642
                                            ======     =========

                                P-5 Partnership
                                ---------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels) (Mcf)
                                          ---------   -----------

Proved reserves, December 31, 1999          39,773     2,335,679
  Production                               ( 5,827)   (  495,141)
  Sales of minerals in place               (   416)   (       68)
  Revisions of previous estimates          (   118)      545,474
                                            ------     ---------

Proved reserves, December 31, 2000          33,412     2,385,944
  Production                               ( 4,781)   (  438,194)
  Sales of minerals in place               (   229)   (    3,593)
  Extensions and discoveries                  -           18,889
  Revisions of previous estimates            1,501       377,619
                                            ------     ---------

Proved reserves, December 31, 2001          29,903     2,340,665
  Production                               ( 6,223)   (  386,565)
  Sales of minerals in place               (    60)   (    7,037)
  Extensions and discoveries                13,919        93,056
  Revisions of previous estimates            7,248       166,776
                                            ------     ---------

Proved reserves, December 31, 2002          44,787     2,206,895
                                            ======     =========
PROVED DEVELOPED RESERVES:
  December 31, 2000                         33,412     2,385,944
                                            ======     =========
  December 31, 2001                         29,903     2,340,665
                                            ======     =========
  December 31, 2002                         44,787     2,206,895
                                            ======     =========

                                P-6 Partnership
                                ---------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, December 31, 1999         102,745     3,879,762
  Production                              ( 14,022)   (  809,428)
  Sales of minerals in place              (    140)   (       23)
  Revisions of previous estimates           24,521     1,125,151
                                           -------     ---------

Proved reserves, December 31, 2000         113,104     4,195,462
  Production                              ( 13,190)   (  678,969)
  Sales of minerals in place              (     73)   (    1,212)
  Extensions and discoveries                  -            6,483
  Revisions of previous estimates         (  6,143)      432,317
                                           -------     ---------

Proved reserves, December 31, 2001          93,698     3,954,081
  Production                              ( 15,089)   (  636,758)
  Sales of minerals in place              (     63)   (    7,595)
  Extensions and discoveries                15,007       107,938
  Revisions of previous estimates           20,662       506,262
                                           -------     ---------

Proved reserves, December 31, 2002         114,215     3,923,928
                                           =======     =========
PROVED DEVELOPED RESERVES:
  December 31, 2000                        113,104     4,195,462
                                           =======     =========
  December 31, 2001                         93,698     3,954,081
                                           =======     =========
  December 31, 2002                        114,215     3,923,928
                                           =======     =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2002 and 2001 are as follows:

                                 P-1 Partnership
                                 ---------------


                                                      2002
                              --------------------------------------------------
                                First      Second         Third       Fourth
                               Quarter     Quarter       Quarter      Quarter
                              ---------   ---------     ---------   -----------

Total Revenues                $186,554    $256,672      $282,844    $306,574
Gross Profit(1)                156,014     230,993       256,853     273,500
Net Income                     110,642     197,085       224,034     242,595
Limited Partners'
   Net Income
   Per Unit                        .90        1.62          1.84        1.99


                                                      2001
                              --------------------------------------------------
                                First      Second         Third     Fourth
                               Quarter     Quarter       Quarter    Quarter(2)
                              ---------   ---------     ---------  -----------

Total Revenues                $432,434    $432,957      $251,428    $206,088
Gross Profit(1)                400,919     395,686       218,452     139,254
Net Income                     355,180     365,716       187,610     106,590
Limited Partners'
   Net Income
   Per Unit                       2.93        3.02          1.54         .83

-----------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                                 P-3 Partnership
                                 ---------------

                                                 2002
                         -------------------------------------------------------
                           First            Second          Third      Fourth
                          Quarter           Quarter        Quarter     Quarter
                         ---------         ---------      ---------  -----------

Total Revenues           $261,485          $366,608       $401,101    $432,089
Gross Profit(1)           213,180           325,700        362,298     382,632
Net Income                149,660           275,320        312,518     335,078
Limited Partners'
   Net Income
   Per Unit                   .77              1.44           1.64        1.75



                                                 2001
                         -----------------------------------------------------
                           First            Second          Third      Fourth
                          Quarter           Quarter        Quarter   Quarter(2)
                         ---------         ---------      ---------  ----------

Total Revenues           $638,509          $633,700       $356,228   $296,183
Gross Profit(1)           591,218           577,701        306,838    176,314
Net Income                528,235           531,088        258,978    127,053
Limited Partners'
   Net Income
   Per Unit                  2.78              2.79           1.35        .61


------------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                                 P-4 Partnership
                                 ---------------

                                                   2002
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                         ---------     ---------     ---------   -----------

Total Revenues           $337,201      $389,844      $403,479     $299,188
Gross Profit(1)           288,509       355,668       286,675      230,248
Net Income                239,022       318,021       250,029      195,436
Limited Partners'
   Net Income
   Per Unit                  1.67          2.24          1.70         1.34


                                                   2001
                         ----------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter     Quarter(2)
                         ---------     ---------     ---------    -----------

Total Revenues           $716,779      $457,441      $645,979     $340,521
Gross Profit(1)           682,918       424,939       591,210      214,269
Net Income                632,043       389,996       555,388      179,485
Limited Partners'
   Net Income
   Per Unit                  4.48          2.76          3.92         1.20


---------------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                                 P-5 Partnership
                                 ---------------

                                                         2002
                              ------------------------------------------------
                                First         Second        Third     Fourth
                               Quarter        Quarter      Quarter    Quarter
                              ---------      ---------    --------- -----------

Total Revenues                $164,561       $266,293     $234,285   $231,862
Gross Profit(1)                140,947        241,805      215,339    195,698
Net Income                      93,771        206,262      180,875    163,006
Limited Partners'
   Net Income
   Per Unit                        .74           1.65         1.45       1.29



                                                         2001
                              -------------------------------------------------
                                First         Second        Third      Fourth
                               Quarter        Quarter      Quarter    Quarter(2)
                              ---------      ---------    ---------   ----------

Total Revenues                $887,013       $457,949     $240,295   $116,573
Gross Profit(1)                857,486        434,585      217,794     64,667
Net Income                     808,802        401,740      184,153     32,002
Limited Partners'
   Net Income
   Per Unit                       6.48           3.22         1.47        .24


------------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                             P-6 Partnership
                             ---------------

                                                    2002
                          ----------------------------------------------------
                            First        Second         Third       Fourth
                           Quarter       Quarter       Quarter       Quarter
                          ---------     ---------     ---------    -----------

Total Revenues          $  324,518      $479,250      $376,121      $309,444
Gross Profit(1)            269,261       429,345       350,229       257,112
Net Income                 214,838       387,223       308,936       217,789
Limited Partners'
   Net Income
   Per Unit                   1.32          2.40          1.93          1.34



                                                    2001
                          ---------------------------------------------------
                            First        Second         Third       Fourth
                           Quarter       Quarter       Quarter     Quarter(2)
                          ---------     ---------     ---------   -----------

Total Revenues          $1,117,420      $667,075      $447,011     $126,651
Gross Profit(1)          1,065,032       621,554       400,016       51,701
Net Income               1,009,415       582,033       359,595       12,407
Limited Partners'
   Net Income
   Per Unit                   6.69          3.86          2.23          .04


------------------------------
(1) Total revenues less depletion of Net Profits Interests.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher Depletion of Net Profits Interests.

                               INDEX TO EXHIBITS
                               -----------------

No.         Description
----        -----------

4.1 Certificate of Limited Partnership dated March 16, 1988 for the Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.2 Amended and Restated Agreement of Limited Partnership dated October 25, 1988 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.3 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.4 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.5 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as
            Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.6 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as
            Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.7        Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership filed as
            Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.8 Certificate of Limited Partnership dated February 13, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Amended and Restated Agreement of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.12 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as
            Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.13 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as
            Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December

            31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as
            Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Certificate of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.16 Amended and Restated Agreement of Limited Partnership dated November 20, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.17 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.19 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as
            Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.20 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/ Pension Energy Income Limited

            Partnership P-4 filed as Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as
            Exhibit 4.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22 Certificate of Limited Partnership dated November 9, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Amended and Restated Agreement of Limited Partnership dated February 26, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.24 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.25 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as
            Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.27 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as
            Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as
            Exhibit 4.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Certificate of Limited Partnership dated November 28, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.30 Amended and Restated Agreement of Limited Partnership dated October 5, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.31 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.32 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as
            Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December

            31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as
            Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35       Fourth  Amendment  to  Amended  and  Restated  Agreement  of Limited
            Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as
            Exhibit 4.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.1 Amended and Restated Agreement of Partnership dated October 25, 1988 for the Geodyne NPI Partnership P-1 filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-1 filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-1 filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.4 Agreement of Partnership dated February 9, 1989 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.5 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.6 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.7 Agreement of Partnership dated April 24, 1989 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 Agreement of Partnership dated October 27, 1989 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.12 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.13 Agreement of Partnership dated November 28, 1989 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.14 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.15 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-3.

*23.3 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-4.

*23.4 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5.

*23.5 Consent of Ryder Scott Company, L.P. for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6.

*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.



      All other Exhibits are omitted as inapplicable.

                  ----------

                  *Filed herewith.