Form 10-Q
period 2003-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5
filed 2003-05-14
CIK 850427, 860744, 869801, 854066, 863832

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission File Number:

      P-1:  0-17800           P-4:  0-18308           P-6:  0-18937
      P-3:  0-18306           P-5:  0-18637

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


                                                P-1 73-1330245
                                                P-3 73-1336573
                P-1: Texas                      P-4 73-1341929
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

                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  301,788        $  309,227
   Accounts receivable:
      Net Profits                                238,097           195,043
                                              ----------        ----------
        Total current assets                  $  539,885        $  504,270

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 770,931           726,622
                                              ----------        ----------
                                              $1,310,816        $1,230,892
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   50,044)      ($   61,127)
   Limited Partners, issued and
      outstanding, 108,074 units               1,360,860         1,292,019
                                              ----------        ----------
        Total Partners' capital               $1,310,816        $1,230,892
                                              ==========        ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                               ----------         --------

REVENUES:
   Net Profits                                  $386,625          $186,087
   Interest income                                   519               467
                                                --------          --------
                                                $387,144          $186,554

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 25,725          $ 30,540
   General and administrative
      (Note 2)                                    40,964            45,372
                                                --------          --------
                                                $ 66,689          $ 75,912
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $320,455          $110,642

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         3,732                 -
                                                --------          --------
NET INCOME                                      $324,187          $110,642
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 34,346          $ 13,766
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $289,841          $ 96,876
                                                ========          ========
NET INCOME per unit                             $   2.68          $    .90
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                   2003           2002
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $324,187       $110,642
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (   3,732)             -
      Depletion of Net Profits
        Interests                                  25,725         30,540
      Increase in accounts receivable -
        Net Profits                             (  99,189)     (   6,508)
                                                 --------       --------
Net cash provided by operating
   activities                                    $246,991       $134,674
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 10,167)     ($ 16,012)
                                                 --------       --------
Net cash used by investing
   activities                                   ($ 10,167)     ($ 16,012)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($244,263)     ($184,211)
                                                 --------       --------
Net cash used by financing
   activities                                   ($244,263)     ($184,211)
                                                 --------       --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  7,439)     ($ 65,549)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            309,227        182,282
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $301,788       $116,733
                                                 ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  425,793        $  433,562
   Accounts receivable:
      Net Profits                                340,195           285,379
                                              ----------        ----------
        Total current assets                  $  765,988        $  718,941

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,244,390         1,170,405
                                              ----------        ----------
                                              $2,010,378        $1,889,346
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   34,853)      ($   51,594)
   Limited Partners, issued and
      outstanding, 169,637 units               2,045,231         1,940,940
                                              ----------        ----------
        Total Partners' capital               $2,010,378        $1,889,346
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                               ----------         --------

REVENUES:
   Net Profits                                  $548,756          $260,780
   Interest income                                   730               705
                                                --------          --------
                                                $549,486          $261,485

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 37,474          $ 48,305
   General and administrative
      (Note 2)                                    58,055            63,520
                                                --------          --------
                                                $ 95,529          $111,825
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $453,957          $149,660

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,070                 -
                                                --------          --------
NET INCOME                                      $458,027          $149,660
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 48,736          $ 19,243
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $409,291          $130,417
                                                ========          ========
NET INCOME per unit                             $   2.41          $    .77
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $458,027        $149,660
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   4,070)              -
      Depletion of Net Profits
        Interests                                 37,474          48,305
      Increase in accounts receivable -
        Net Profits                            ( 150,528)      (   1,315)
                                                --------        --------
Net cash provided by operating
   activities                                   $340,903        $196,650
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 12,770)      ($ 20,035)
   Proceeds from the sale of Net
      Profits Interests                            1,093               -
                                                --------        --------
Net cash used by investing
   activities                                  ($ 11,677)      ($ 20,035)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($336,995)      ($268,572)
                                                --------        --------
Net cash used by financing
   activities                                  ($336,995)      ($268,572)
                                                --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  7,769)      ($ 91,957)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           433,562         266,929
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $425,793        $174,972
                                                ========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  451,281        $  351,179
   Accounts receivable:
      Related Party (Note 2)                           -               416
      Net Profits                                428,324           376,603
                                              ----------        ----------
        Total current assets                  $  879,605        $  728,198

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 474,154           448,053
                                              ----------        ----------
                                              $1,353,759        $1,176,251
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   43,098)      ($   57,787)
   Limited Partners, issued and
      outstanding, 126,306 units               1,396,857         1,234,038
                                              ----------        ----------
        Total Partners' capital               $1,353,759        $1,176,251
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                               ----------         --------

REVENUES:
   Net Profits                                  $510,828          $336,090
   Interest income                                   688             1,111
                                                --------          --------
                                                $511,516          $337,201

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 27,959          $ 48,692
   General and administrative
      (Note 2)                                    45,000            49,487
                                                --------          --------
                                                $ 72,959          $ 98,179
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $438,557          $239,022

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                     (     439)                -
                                                --------          --------
NET INCOME                                      $438,118          $239,022
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 46,299          $ 28,173
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $391,819          $210,849
                                                ========          ========
NET INCOME per unit                             $   3.10          $   1.67
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $438,118        $239,022
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                         439               -
      Depletion of Net Profits
        Interests                                 27,959          48,692
      Decrease in accounts receivable -
        related party                                  5               -
      (Increase) decrease in accounts
        receivable - Net Profits               ( 106,219)         26,321
                                                --------        --------
Net cash provided by operating
   activities                                   $360,302        $314,035
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $      -       ($ 37,824)
   Proceeds from sale of Net Profits
      Interests                                      410           2,883
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $    410       ($ 34,941)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($260,610)      ($415,267)
                                                --------        --------
Net cash used by financing
   activities                                  ($260,610)      ($415,267)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $100,102       ($136,173)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           351,179         420,602
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $451,281        $284,429
                                                ========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  381,918        $  252,994
   Accounts receivable:
      Net Profits                                134,169            65,132
                                              ----------        ----------
        Total current assets                  $  516,087        $  318,126

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 656,688           612,748
                                              ----------        ----------
                                              $1,172,775        $  930,874
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   62,798)      ($   70,113)
   Limited Partners, issued and
      outstanding, 118,449 units               1,235,573         1,000,987
                                              ----------        ----------
        Total Partners' capital               $1,172,775        $  930,874
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)



                                                  2003              2002
                                               ----------         --------

REVENUES:
   Net Profits                                  $446,483          $164,008
   Interest income                                   511               553
                                                --------          --------
                                                $446,994          $164,561

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 16,325          $ 23,614
   General and administrative
      (Note 2)                                    42,820            47,176
                                                --------          --------
                                                $ 59,145          $ 70,790
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $387,849          $ 93,771

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,785                 -
                                                --------          --------
NET INCOME                                      $390,634          $ 93,771
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 20,048          $  5,605
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $370,586          $ 88,166
                                                ========          ========
NET INCOME per unit                             $   3.13          $    .74
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                   2003           2002
                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $390,634       $ 93,771
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (   2,785)             -
      Depletion of Net Profits
        Interests                                  16,325         23,614
      (Increase) decrease in accounts
        receivable - Net Profits                ( 138,649)        29,699
                                                 --------       --------
Net cash provided by operating
   activities                                    $265,525       $147,084
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  1,251)     ($    901)
   Proceeds from the sale of Net
      Profits Interests                            13,383              -
                                                 --------       --------
Net cash provided (used) by investing
   activities                                    $ 12,132      ($    901)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($148,733)     ($142,211)
                                                 --------       --------
Net cash used by financing
   activities                                   ($148,733)     ($142,211)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $128,924       $  3,972

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            252,994        171,708
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $381,918       $175,680
                                                 ========       ========


         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                March 31,      December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  570,060       $  317,796
   Accounts receivable:
      Net Profits                                 170,732          146,070
                                               ----------       ----------
        Total current assets                   $  740,792       $  463,866

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,360,038        1,196,952
                                               ----------       ----------
                                               $2,100,830       $1,660,818
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   35,089)     ($   67,729)
   Limited Partners, issued and
      outstanding, 143,041 units                2,135,919        1,728,547
                                               ----------       ----------
        Total Partners' capital                $2,100,830       $1,660,818
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                               ----------         --------

REVENUES:
   Net Profits                                  $722,232          $323,906
   Interest income                                   632               612
                                                --------          --------
                                                $722,864          $324,518

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 34,394          $ 55,257
   General and administrative
      (Note 2)                                    49,645            54,423
                                                --------          --------
                                                $ 84,039          $109,680
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $638,825          $214,838

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         1,477                 -
                                                --------          --------
NET INCOME                                      $640,302          $214,838
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 66,930          $ 26,396
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $573,372          $188,442
                                                ========          ========
NET INCOME per unit                             $   4.01          $   1.32
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                   2003           2002
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $640,302       $214,838
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (   1,477)             -
      Depletion of Net Profits
        Interests                                  34,394         55,257
      (Increase) decrease in accounts
        receivable -  Net Profits               ( 231,079)        21,413
                                                 --------       --------
Net cash provided by operating
   activities                                    $442,140       $291,508
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  1,136)     ($  1,144)
   Proceeds from sale of Net Profits
      Interests                                    11,550              -
                                                 --------       --------
Net cash provided (used) by investing
   activities                                    $ 10,414      ($  1,144)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($200,290)     ($186,405)
                                                 --------       --------
Net cash used by financing
   activities                                   ($200,290)     ($186,405)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   CASH EQUIVALENTS                              $252,264       $103,959

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            317,796        187,301
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $570,060       $291,260
                                                 ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

1. ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2003, combined statements of operations for the three months ended March 31, 2003 and 2002, and combined statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2003, the combined results of operations for the three months ended March 31, 2003 and 2002, and the combined cash flows for the three months ended March 31, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs.

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


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, included in accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

                                           Increase
                                           (Decrease)
                                              in
                                           Net Income
                                            for the
                           Change in       Change in         Asset
                          Net Profits      Accounting      Retirement
        Partnerships       Interests       Principle       Obligation
        ------------      -----------      -----------     ----------
            P-1             $ 59,000         $4,000         $ 55,000
            P-3               99,000          4,000           95,000
            P-4               54,000        (   400)          54,000
            P-5               72,000          3,000           69,000
            P-6              206,000          1,000          205,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the P-1, P-3, P-4, and P-5 Partnerships recognized approximately $1,000 each and the P-6 Partnership recognized approximately $2,000 of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact on the P-1, P-3, P-4, P-5, and P-6 Partnerships during the three months ended March 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $1,000, $1,000, $1,000, $1,000, and $2,000.

2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $12,524                 $ 28,440
                P-3                  13,415                   44,640
                P-4                  11,760                   33,240
                P-5                  11,650                   31,170
                P-6                  12,004                   37,641

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The accounts receivable - related party at December 31, 2002 for the P-4 Partnership represents accrued proceeds and interest due from the General Partner for the sale of certain oil and gas properties during 2002. Such amount was received in February 2003.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                             Limited
                                     Date of             Partner Capital
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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2002, capital expenditures affecting the P-1, P-3, and P-4 Partnerships' Net Profits Interests totaled $16,012, $20,035, and $37,824, respectively. The costs for the P-1 and P-3 Partnerships were indirectly incurred as a result of drilling and recompletion activities on one property, the CHB Weir in Lea County, New Mexico. The costs for the P-4 Partnership were indirectly incurred as a result of drilling and recompletion activities on another property, the Donald #1 SWD in Jefferson Davis Parish, Louisiana.

      The Partnerships' termination date under the partnership agreements is December 31, 2005. The General Partner may extend the terms of the Partnerships for up to five two-year extension periods. The General Partner has not yet determined whether it will extend the terms of any Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year.


CRITICAL ACCOUNTING POLICIES
----------------------------

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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs.

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

      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata share of estimated total gas reserves attributable to the underlying property, such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, included in accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

                                           Increase
                                           (Decrease)
                                              in
                                           Net Income
                                            for the
                           Change in       Change in         Asset
                          Net Profits      Accounting      Retirement
        Partnerships       Interests       Principle       Obligation
        ------------      -----------      -----------     ----------
            P-1             $ 54,000         $4,000         $ 55,000
            P-3               99,000          4,000           95,000
            P-4               54,000        (   400)          54,000
            P-5               72,000          3,000           69,000
            P-6              206,000          1,000          205,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision in the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the P-1, P-3, P-4, and P-5 Partnerships recognized approximately $1,000 each and the P-6 Partnership recognized approximately $2,000 of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.


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

                                 P-1 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             160,338        1,732,980
         Production                             (  5,158)      (   72,967)
         Revisions of previous
            estimates                              2,141           37,033
                                                 -------        ---------

      Proved reserves, March 31, 2003            157,321        1,697,046
                                                 =======        =========



                                 P-3 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             216,687        2,901,481
         Production                             (  6,603)      (  106,976)
         Revisions of previous
            estimates                              2,714           50,994
                                                 -------        ---------

      Proved reserves, March 31, 2003            212,798        2,845,499
                                                 =======        =========

                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              29,515        2,008,648
         Production                              ( 6,220)      (   77,970)
         Revisions of previous
            estimates                              1,803           24,331
                                                  ------        ---------

      Proved reserves, March 31, 2003             25,098        1,955,009
                                                  ======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              44,787        2,206,895
         Production                              ( 2,795)      (   86,929)
         Revisions of previous
            estimates                                554       (    5,324)
                                                  ------        ---------

      Proved reserves, March 31, 2003             42,546        2,114,642
                                                  ======        =========


                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             114,215        3,923,928
         Production                             (  5,202)      (  159,930)
         Revisions of previous
            estimates                              1,871            7,777
                                                 -------        ---------

      Proved reserves, March 31, 2003            110,884        3,771,775
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

     The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2003 and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil prices at March 31, 2003 ($27.75 per barrel) were lower than the prices in effect on December 31, 2002 ($28.00 per barrel). Gas prices at March 31, 2003 ($5.06 per Mcf) were higher than the prices in effect on December 31, 2002 ($4.74 per Mcf). The decrease in oil prices and the increase in gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at March 31, 2003 to fluctuate from such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2003 will actually be realized for such production.

                                    Net Present Value of Reserves
                                 ---------------------------------
            Partnership           3/31/03                12/31/02
            -----------          ----------             ----------
                  P-1            $5,688,393             $5,642,679
                  P-3             8,961,296              8,815,258
                  P-4             5,575,462              5,421,152
                  P-5             5,647,135              5,458,958
                  P-6             9,781,974              9,389,940


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

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      P-1 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $386,625         $186,087
      Barrels produced                               5,158            6,049
      Mcf produced                                  72,967           74,762
      Average price/Bbl                           $  29.95         $  19.10
      Average price/Mcf                           $   4.68         $   2.20

      As shown in the table above, total Net Profits increased $200,538 (107.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $56,000 and $181,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 891 barrels and 1,795 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and
      (ii) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $29.95 per barrel and $4.68 per Mcf, respectively, for the three months ended March 31, 2003 from $19.10 per barrel and $2.20 per Mcf, respectively, for the three months ended March 31, 2002.

      Depletion of Net Profits Interests decreased $4,815 (15.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.7% for the three months ended March 31, 2003 from 16.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,408 (9.7%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of Net Profits, these expenses decreased to 10.6% for the three months ended March 31, 2003 from 24.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2003  were   $14,841,558   or  137.33%  of   Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $548,756         $260,780
      Barrels produced                               6,603            7,756
      Mcf produced                                 106,976          112,707
      Average price/Bbl                           $  29.95         $  19.09
      Average price/Mcf                           $   4.81         $   2.22

      As shown in the table above, total Net Profits increased $287,976 (110.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $72,000 and $277,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,153 barrels and 5,731 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and
      (ii) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $29.95 per barrel and $4.81 per Mcf, respectively, for the three months ended March 31, 2003 from $19.09 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2002.

      Depletion of Net Profits Interests decreased $10,831 (22.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.8% for the three months ended March 31, 2003 from 18.5% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $5,465 (8.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of Net Profits, these expenses decreased to 10.6% for the three months ended March 31, 2003 from 24.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2003  were   $20,659,401   or  121.79%  of   Limited   Partners'   capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $510,828         $336,090
      Barrels produced                               6,220            8,839
      Mcf produced                                  77,970          141,732
      Average price/Bbl                           $  31.60         $  20.07
      Average price/Mcf                           $   5.24         $   2.03

      As shown in the table above, total Net Profits increased $174,738 (52.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately (i) $72,000 and $251,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $34,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $53,000 and $129,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,619 barrels and 63,762 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to increased production on several wells during the three months ended March 31, 2002 due to successful recompletions of those wells during mid 2001. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002 and (ii) increased production on two significant wells during the three months ended March 31, 2002 due to successful workovers of those wells during mid 2001. Average oil and gas prices increased to $31.60 per barrel and $5.24 per Mcf, respectively, for the three months ended March 31, 2003 from $20.07 per barrel and $2.03 per Mcf, respectively, for the three months ended March 31, 2002.

      Depletion of Net Profits Interests decreased $20,733 (42.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 5.5% for the three months ended March 31, 2003 from 14.5% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,487 (9.1%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of Net Profits, these expenses decreased to 8.8% for the three months ended March 31, 2003 from 14.7% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2003  were   $16,673,945   or  132.01%  of   Limited   Partners'   capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $446,483         $164,008
      Barrels produced                               2,795            1,459
      Mcf produced                                  86,929           99,400
      Average price/Bbl                           $  31.57         $  18.92
      Average price/Mcf                           $   5.19         $   2.42

      As shown in the table above, total Net Profits increased $282,475 (172.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $35,000 and $241,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $30,000 related to a decrease in volumes of gas sold.
      Volumes of oil sold increased 1,336 barrels, while volumes of gas sold decreased 12,471 Mcf for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in volumes of oil sold was primarily due to increased production on one significant well due to the successful recompletion of that well during mid 2002. This increase was partially offset by positive prior period volume adjustments made by the operator on two other significant wells during the three months ended March 31, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $31.57 per barrel and $5.19 per Mcf, respectively, for the three months ended March 31, 2003 from $18.92 per barrel and $2.42 per Mcf, respectively, for the three months ended March 31, 2002.

      Depletion of Net Profits Interests decreased $7,289 (30.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 3.7% for the three months ended March 31, 2003 from 14.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,356 (9.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of Net Profits, these expenses decreased to 9.6% for the three months ended March 31, 2003 from 28.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2003   were   $11,559,759   or  97.59%  of   Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                -----------------------------
                                                   2003           2002
                                                  --------       --------
      Net Profits                                 $722,232       $323,906
      Barrels produced                               5,202          3,654
      Mcf produced                                 159,930        187,913
      Average price/Bbl                           $  29.85       $  18.95
      Average price/Mcf                           $   4.87       $   2.32

      As shown in the table above, total Net Profits increased $398,326 (123.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $57,000 and $406,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $65,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,548 barrels, while volumes of gas sold decreased 27,983 Mcf for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during late 2002 and (ii) an increase in production on another significant well due to the successful workover of that well during late 2001 and early 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser during the three months ended March 31, 2002. Average oil and gas prices increased to $29.85 per barrel and $4.87 per Mcf, respectively, for the three months ended March 31, 2003 from $18.95 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2002.

      Depletion of Net Profits Interests decreased $20,863 (37.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves and (ii) the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 4.8% for the three months ended March 31, 2003 from 17.1% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,778 (8.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of Net Profits, these expenses decreased to 6.9% for the three months ended March 31, 2003 from 16.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2003  were   $16,361,248   or  114.38%  of   Limited   Partners'   capital
      contribution.

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

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-3 Partnership.

            99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-4 Partnership.

            99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-5 Partnership.

            99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-6 Partnership.

(b)         Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2003:

                  Date of Event:                January 28, 2003
                  Date Filed with SEC:          January 28, 2003
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

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

                                        (Registrant)

                                        BY:   GEODYNE RESOURCES, INC.

                                              General Partner


Date:  May 14, 2003                     By:       /s/Dennis R. Neill
                                           --------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 14, 2003                     By:      /s/Craig D. Loseke
                                          --------------------------------
                                             (Signature)
                                             Craig D. Loseke
                                             Chief Accounting Officer

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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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

Dated this 14th day of May, 2003.


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