Form 10-Q
period 2003-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2003-08-13
CIK 850427, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  454,579        $  309,227
   Accounts receivable:
      Net Profits                                206,297           195,043
                                              ----------        ----------
        Total current assets                  $  660,876        $  504,270

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 762,765           726,622
                                              ----------        ----------
                                              $1,423,641        $1,230,892
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   49,854)      ($   61,127)
   Limited Partners, issued and
      outstanding, 108,074 units               1,473,495         1,292,019
                                              ----------        ----------
        Total Partners' capital               $1,423,641        $1,230,892
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $381,327          $218,834
   Interest income                                   528               214
   Gain on sale of Net Profits
      Interests                                        -            37,624
                                                --------          --------
                                                $381,855          $256,672

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 16,463          $ 25,679
   General and administrative
      (Note 2)                                    38,654            33,908
                                                --------          --------
                                                $ 55,117          $ 59,587
                                                --------          --------

NET INCOME                                      $326,738          $197,085
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 34,103          $ 21,998
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $292,635          $175,087
                                                ========          ========
NET INCOME per unit                             $   2.71          $   1.62
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $767,952          $404,921
   Interest income                                 1,047               681
   Gain on sale of Net Profits
      Interests                                        -            37,624
                                                --------          --------
                                                $768,999          $443,226

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 42,188          $ 56,219
   General and administrative
      (Note 2)                                    79,618            79,280
                                                --------          --------
                                                $121,806          $135,499
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $647,193          $307,727

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         3,732                 -
                                                --------          --------
NET INCOME                                      $650,925          $307,727
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 68,449          $ 35,764
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $582,476          $271,963
                                                ========          ========
NET INCOME per unit                             $   5.39          $   2.52
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                   2003           2002
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $650,925       $307,727
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (   3,732)             -
      Depletion of Net Profits
        Interests                                  42,188         56,219
      Gain on sale of Net Profits
        Interests                                       -      (  37,624)
      Increase in accounts receivable -
        Net Profits                             (  68,029)     (  44,301)
                                                 --------       --------
Net cash provided by operating
   activities                                    $621,352       $282,021
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 17,824)     ($ 29,698)
   Proceeds from sale of Net Profits
      Interests                                         -            221
                                                 --------       --------
Net cash used by investing
   activities                                   ($ 17,824)     ($ 29,477)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($458,176)     ($273,495)
                                                 --------       --------
Net cash used by financing
   activities                                   ($458,176)     ($273,495)
                                                 --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $145,352      ($ 20,951)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            309,227        182,282
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $454,579       $161,331
                                                 ========       ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  669,048        $  433,562
   Accounts receivable:
      Net Profits                                293,830           285,379
                                              ----------        ----------
        Total current assets                  $  962,878        $  718,941

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,227,889         1,170,405
                                              ----------        ----------
                                              $2,190,767        $1,889,346
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   34,507)      ($   51,594)
   Limited Partners, issued and
      outstanding, 169,637 units               2,225,274         1,940,940
                                              ----------        ----------
        Total Partners' capital               $2,190,767        $1,889,346
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $570,653          $319,056
   Interest income                                   775               354
   Gain on sale of Net Profits
      Interests                                        -            47,198
                                                --------          --------
                                                $571,428          $366,608

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 27,672          $ 40,908
   General and administrative
      (Note 2)                                    55,471            50,380
                                                --------          --------
                                                $ 83,143          $ 91,288
                                                --------          --------

NET INCOME                                      $488,285          $275,320
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 51,242          $ 31,178
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $437,043          $244,142
                                                ========          ========
NET INCOME per unit                             $   2.58          $   1.44
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003               2002
                                              ----------          --------

REVENUES:
   Net Profits                                $1,119,409          $579,836
   Interest income                                 1,505             1,059
   Gain on sale of Net Profits
      Interests                                        -            47,198
                                              ----------          --------
                                              $1,120,914          $628,093

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   65,146          $ 89,213
   General and administrative
      (Note 2)                                   113,526           113,900
                                              ----------          --------
                                              $  178,672          $203,113
                                              ----------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  942,242          $424,980

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,070                 -
                                              ----------          --------
NET INCOME                                    $  946,312          $424,980
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   99,978          $ 50,421
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $  846,334          $374,559
                                              ==========          ========
NET INCOME per unit                           $     4.99          $   2.21
                                              ==========          ========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $946,312        $424,980
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   4,070)              -
      Depletion of Net Profits
        Interests                                 65,146          89,213
      Gain on sale of Net Profits
        Interests                                      -       (  47,198)
      Increase in accounts receivable -
        Net Profits                            ( 105,253)      (  60,746)
                                                --------        --------
Net cash provided by operating
   activities                                   $902,135        $406,249
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 21,758)      ($ 37,411)
   Proceeds from the sale of Net
      Profits Interests                                -             486
                                                --------        --------
Net cash used by investing
   activities                                  ($ 21,758)      ($ 36,925)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($644,891)      ($395,573)
                                                --------        --------
Net cash used by financing
   activities                                  ($644,891)      ($395,573)
                                                --------        --------

NET INCRESE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $235,486       ($ 26,249)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           433,562         266,929
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $669,048        $240,680
                                                ========        ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  553,341        $  351,179
   Accounts receivable:
      Related Party (Note 2)                           -               416
      Net Profits                                362,957           376,603
                                              ----------        ----------
        Total current assets                  $  916,298        $  728,198

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 460,979           448,053
                                              ----------        ----------
                                              $1,377,277        $1,176,251
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   52,425)      ($   57,787)
   Limited Partners, issued and
      outstanding, 126,306 units               1,429,702         1,234,038
                                              ----------        ----------
        Total Partners' capital               $1,377,277        $1,176,251
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $433,999          $389,236
   Interest income                                   811               608
                                                --------          --------
                                                $434,810          $389,844

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 15,055          $ 34,176
   General and administrative
      (Note 2)                                    42,956            37,647
                                                --------          --------
                                                $ 58,011          $ 71,823
                                                --------          --------

NET INCOME                                      $376,799          $318,021
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 38,954          $ 34,818
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $337,845          $283,203
                                                ========          ========
NET INCOME per unit                             $   2.68          $   2.24
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                               ----------         --------

REVENUES:
   Net Profits                                  $944,827          $725,326
   Interest income                                 1,499             1,719
                                                --------          --------
                                                $946,326          $727,045

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 43,014          $ 82,868
   General and administrative
      (Note 2)                                    87,956            87,134
                                                --------          --------
                                                $130,970          $170,002
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $815,356          $557,043

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                     (     439)                -
                                                --------          --------
NET INCOME                                      $814,917          $557,043
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 85,253          $ 62,991
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $729,664          $494,052
                                                ========          ========
NET INCOME per unit                             $   5.78          $   3.91
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $814,917        $557,043
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                         439               -
      Depletion of Net Profits
        Interests                                 43,014          82,868
      Decrease in accounts receivable -
        related party                                  5               -
      Increase in accounts receivable -
        Net Profits                            (  41,364)      (  48,740)
                                                --------        --------
Net cash provided by operating
   activities                                   $817,011        $591,171
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  1,396)      ($ 41,763)
   Proceeds from sale of Net Profits
      Interests                                      438               -
                                                --------        --------
Net cash used by investing activities          ($    958)      ($ 41,763)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($613,891)      ($629,173)
                                                --------        --------
Net cash used by financing
   activities                                  ($613,891)      ($629,173)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $202,162       ($ 79,765)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           351,179         420,602
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $553,341        $340,837
                                                ========        ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  447,227        $  252,994
   Accounts receivable:
      Net Profits                                 54,281            65,132
                                              ----------        ----------
        Total current assets                  $  501,508        $  318,126

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 650,326           612,748
                                              ----------        ----------
                                              $1,151,834        $  930,874
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   66,884)      ($   70,113)
   Limited Partners, issued and
      outstanding, 118,449 units               1,218,718         1,000,987
                                              ----------        ----------
        Total Partners' capital               $1,151,834        $  930,874
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)



                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $312,701          $256,752
   Interest income                                   677               428
   Gain on sale of Net Profits
      Interests                                        -             9,113
                                                --------          --------
                                                $313,378          $266,293

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 25,065          $ 24,488
   General and administrative
      (Note 2)                                    40,825            35,543
                                                --------          --------
                                                $ 65,890          $ 60,031
                                                --------          --------

NET INCOME                                      $247,488          $206,262
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 13,343          $ 11,272
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $234,145          $194,990
                                                ========          ========
NET INCOME per unit                             $   1.98          $   1.65
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)



                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $759,184          $420,760
   Interest income                                 1,188               981
   Gain on sale of Net Profits
      Interests                                        -             9,113
                                                --------          --------
                                                $760,372          $430,854

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 41,390          $ 48,102
   General and administrative
      (Note 2)                                    83,645            82,719
                                                --------          --------
                                                $125,035          $130,821
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $635,337          $300,033

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,785                 -
                                                --------          --------
NET INCOME                                      $638,122          $300,033
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 33,391          $ 16,877
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $604,731          $283,156
                                                ========          ========
NET INCOME per unit                             $   5.11          $   2.39
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                   2003           2002
                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $638,122       $300,033
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (   2,785)             -
      Depletion of Net Profits
        Interests                                  41,390         48,102
      Gain on sale of Net Profits
        Interests                                       -      (   9,113)
      Increase in accounts receivable -
        Net Profits                             (  59,455)     (  40,012)
                                                 --------       --------
Net cash provided by operating
   activities                                    $617,272       $299,010
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 15,668)     ($    416)
   Proceeds from the sale of Net
      Profits Interests                             9,791          9,712
                                                 --------       --------
Net cash provided (used) by investing
   activities                                   ($  5,877)      $  9,296
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($417,162)     ($253,769)
                                                 --------       --------
Net cash used by financing
   activities                                   ($417,162)     ($253,769)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $194,233       $ 54,537

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            252,994        171,708
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $447,227       $226,245
                                                 ========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2003             2002
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  828,741       $  317,796
   Accounts receivable:
      Net Profits                                 107,667          146,070
                                               ----------       ----------
        Total current assets                   $  936,408       $  463,866

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,333,463        1,196,952
                                               ----------       ----------
                                               $2,269,871       $1,660,818
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   40,968)     ($   67,729)
   Limited Partners, issued and
      outstanding, 143,041 units                2,310,839        1,728,547
                                               ----------       ----------
        Total Partners' capital                $2,269,871       $1,660,818
                                               ==========       ==========






            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                                --------          --------

REVENUES:
   Net Profits                                  $721,301          $468,383
   Interest income                                 1,049               602
   Gain on sale of Net Profits
      Interests                                        -            10,265
                                                --------          --------
                                                $722,350          $479,250

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 41,977          $ 49,905
   General and administrative
      (Note 2)                                    47,492            42,122
                                                --------          --------
                                                $ 89,469          $ 92,027
                                                --------          --------

NET INCOME                                      $632,881          $387,223
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 66,961          $ 43,153
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $565,920          $344,070
                                                ========          ========
NET INCOME per unit                             $   3.95          $   2.40
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                 2003               2002
                                              ----------          --------

REVENUES:
   Net Profits                                $1,443,533          $792,289
   Interest income                                 1,681             1,214
   Gain on sale of Net Profits
      Interests                                        -            10,265
                                              ----------          --------
                                              $1,445,214          $803,768

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   76,371          $105,162
   General and administrative
      (Note 2)                                    97,137            96,545
                                              ----------          --------
                                              $  173,508          $201,707
                                              ----------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,271,706          $602,061

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         1,477                 -
                                              ----------          --------
NET INCOME                                    $1,273,183          $602,061
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $  133,891          $ 69,549
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $1,139,292          $532,512
                                              ==========          ========
NET INCOME per unit                           $     7.96          $   3.72
                                              ==========          ========
UNITS OUTSTANDING                                143,041           143,041
                                              ==========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                   2003           2002
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,273,183      $602,061
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (     1,477)            -
      Depletion of Net Profits
        Interests                                   76,371       105,162
      Gain on sale of Net Profits
        Interests                                        -     (  10,265)
      Increase in accounts receivable -
        Net Profits                            (   169,855)    (  99,489)
                                                ----------      --------
Net cash provided by operating
   activities                                   $1,178,222      $597,469
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   10,263)    ($  1,031)
   Proceeds from sale of Net Profits
      Interests                                      7,116        10,867
                                                ----------      --------
Net cash provided (used) by investing
   activities                                  ($    3,147)     $  9,836
                                                ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  664,130)    ($429,948)
                                                ----------      --------
Net cash used by financing
   activities                                  ($  664,130)    ($429,948)
                                                ----------      --------

NET INCREASE IN CASH AND CASH
   CASH EQUIVALENTS                             $  510,945      $177,357

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             317,796       187,301
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  828,741      $364,658
                                                ==========      ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2003, combined statements of operations for the three and six months ended June 30, 2003 and 2002, and combined statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2003, the combined results of operations for the three and six months ended June 30, 2003 and 2002, and the combined cash flows for the six months ended June 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

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

                                            Increase
                                           (Decrease)
                                               in
                                           Net Income
                            Increase        for the
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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $2,000, $3,000, $1,000, $2,000 and $4,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact on the P-1, P-3, P-4, P-5, and P-6 Partnerships during the six months ended June 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $2,000, $3,000, $2,000, $2,000, and $4,000.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $10,214                 $ 28,440
                P-3                  10,831                   44,640
                P-4                   9,716                   33,240
                P-5                   9,655                   31,170
                P-6                   9,851                   37,641

      During the six months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $22,738                 $ 56,880
                P-3                  24,246                   89,280
                P-4                  21,476                   66,480
                P-5                  21,305                   62,340
                P-6                  21,855                   75,282

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2002, capital expenditures affecting the P-1, P-3, and P-4 Partnerships' Net Profits Interests totaled $29,698, $37,411, and $41,763, respectively. The costs for the P-1 and P-3 Partnerships were indirectly incurred as a result of drilling and recompletion activities on one property, the CHB Weir in Lea County, New Mexico. The costs for the P-4 Partnership were indirectly incurred as a result of drilling and recompletion activities on another property, the Donald #1 SWD in Jefferson Davis Parish, Louisiana.

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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

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

                                            Increase
                                           (Decrease)
                                               in
                                           Net Income
                            Increase        for the
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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $2,000, $3,000, $1,000, $2,000 and $4,000 of an increase depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.


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

                                P-1 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             160,338        1,732,980
         Production                             (  5,158)      (   72,967)
         Revisions of previous
            estimates                              2,141           37,033
                                                 -------        ---------

      Proved reserves, March 31, 2003            157,321        1,697,046
         Production                             (  4,940)      (   70,772)
         Revisions of previous
            estimates                             43,504          718,213
                                                 -------        ---------

      Proved reserves, June 30, 2003             195,885        2,344,487
                                                 =======        =========

                                P-3 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             216,687        2,901,481
         Production                             (  6,603)      (  106,976)
         Revisions of previous
            estimates                              2,714           50,994
                                                 -------        ---------

      Proved reserves, March 31, 2003            212,798        2,845,499
         Production                             (  6,443)      (  107,977)
         Revisions of previous
            estimates                             54,640        1,046,105
                                                 -------        ---------

      Proved reserves, June 30, 2003             260,995        3,783,627
                                                 =======        =========


                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              29,515        2,008,648
         Production                              ( 6,220)      (   77,970)
         Revisions of previous
            estimates                              1,803           24,331
                                                  ------        ---------

      Proved reserves, March 31, 2003             25,098        1,955,009
         Production                              ( 5,727)      (   55,580)
         Revisions of previous
            estimates                              6,133          413,150
                                                  ------        ---------

      Proved reserves, June 30, 2003              25,504        2,312,579
                                                  ======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              44,787        2,206,895
         Production                              ( 2,795)      (   86,929)
         Revisions of previous
            estimates                                554       (    5,324)
                                                  ------        ---------

      Proved reserves, March 31, 2003             42,546        2,114,642
         Production                              ( 1,513)      (   76,908)
         Revisions of previous
            estimates                              2,766          258,214
                                                  ------        ---------

      Proved reserves, June 30, 2003              43,799        2,295,948
                                                  ======        =========


                                 P-6 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             114,215        3,923,928
         Production                             (  5,202)      (  159,930)
         Revisions of previous
            estimates                              1,871            7,777
                                                 -------        ---------

      Proved reserves, March 31, 2003            110,884        3,771,775
         Production                             (  4,590)      (  153,919)
         Revisions of previous
            estimates                             14,154          397,227
                                                 -------        ---------

      Proved reserves, June 30, 2003             120,448        4,015,083
                                                 =======        =========

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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2003 will actually be realized for such production.

                                    Net Present Value of Reserves
                                -----------------------------------------
           Partnership            6/30/03         3/31/03       12/31/02
           -----------          -----------     ----------     ----------
              P-1               $ 6,787,597     $5,688,393     $5,642,679
              P-3                10,418,222      8,961,296      8,815,258
              P-4                 6,000,910      5,575,462      5,421,152
              P-5                 5,848,032      5,647,135      5,458,958
              P-6                10,033,317      9,781,974      9,389,940

                                           Oil and Gas Prices
                                -----------------------------------------
             Pricing              6/30/03         3/31/03       12/31/02
           -----------          -----------     ----------     ----------
           Oil (per barrel)     $     27.00     $    27.75     $    28.00
           Gas (per Mcf)               5.18           5.06           4.74

      The Partnerships had upward revisions in estimated gas reserves and the related estimated net present value of reserves at June 30, 2003 as compared to March 31, 2003 due to an increase in the gas price used to run the reserves and lower rates of decline than originally forecast.

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

      P-1 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $381,327         $218,834
      Barrels produced                               4,940            4,778
      Mcf produced                                  70,772           64,706
      Average price/Bbl                           $  26.46         $  23.62
      Average price/Mcf                           $   4.84         $   2.58

      As shown in the table above, total Net Profits increased $162,493 (74.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $160,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $31,000 related to an increase in production expenses. Volumes of oil and gas sold increased 162 barrels and 6,066 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003, (ii) an increase in production on several wells following successful repairs made on those wells during mid 2002, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2003. Average oil and gas prices increased to $26.46 per barrel and $4.84 per Mcf, respectively, for the three months ended June 30, 2003 from $23.62 per barrel and $2.58 per Mcf, respectively, for the three months ended June 30, 2002.

      The P-1 Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $37,624 gain on such sales. No such sales occurred during the three months ended June 30, 2003.

      Depletion of Net Profits Interests decreased $9,216 (35.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of Net Profits, this expense decreased to 4.3% for the three months ended June 30, 2003 from 11.7% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in depletion of Net Profits Interests and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,746 (14.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of Net Profits, these expenses decreased to 10.1% for the three months ended June 30, 2003 from 15.5% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $767,952         $404,921
      Barrels produced                              10,098           10,827
      Mcf produced                                 143,739          139,468
      Average price/Bbl                           $  28.24         $  21.10
      Average price/Mcf                           $   4.75         $   2.37

      As shown in the table above, total Net Profits increased $363,031 (89.7%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $72,000 and $342,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $46,000 related to an increase in production expenses. Volumes of oil sold decreased 729 barrels, while volumes of gas sold increased 4,271 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Average oil and gas prices increased to $28.24 per barrel and $4.75 per Mcf, respectively, for the six months ended June 30, 2003 from $21.10 per barrel and $2.37 per Mcf, respectively, for the six months ended June 30, 2002.

      The P-1 Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $37,624 gain on such sales. No such sales occurred during the six months ended June 30, 2003.

      Depletion of Net Profits Interests decreased $14,031 (25.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of Net Profits, this expense decreased to 5.5% for the six months ended June 30, 2003 from 13.9% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 10.4% for the six months ended June 30, 2003 from 19.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2003  were   $15,021,558   or  138.99%  of   Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $570,653         $319,056
      Barrels produced                               6,443            6,181
      Mcf produced                                 107,977           97,779
      Average price/Bbl                           $  26.55         $  23.51
      Average price/Mcf                           $   4.98         $   2.70

      As shown in the table above, total Net Profits increased $251,597 (78.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $246,000 was related to an increase in the average price of gas sold and (ii) 28,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $48,000 related to an increase in production expenses. Volumes of oil and gas sold increased 262 barrels and 10,198 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003, (ii) an increase in production on several wells following successful repairs made on those wells during mid 2002, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2003. Average oil and gas prices increased to $26.55 per barrel and $4.98 per Mcf, respectively, for the three months ended June 30, 2003 from $23.51 per barrel and $2.70 per Mcf, respectively, for the three months ended June 30, 2002.

      The P-3 Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $47,198 gain on such sales. No such sales occurred during the three months ended June 30, 2003.

      Depletion of Net Profits Interests decreased $13,236 (32.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of Net Profits, this expense decreased to 4.8% for the three months ended June 30, 2003 from 12.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in depletion of Net Profits Interests and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,091 (10.1%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of Net Profits, these expenses decreased to 9.7% for the three months ended June 30, 2003 from 15.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2003            2002
                                                  ----------       --------
      Net Profits                                 $1,119,409       $579,836
      Barrels produced                                13,046         13,937
      Mcf produced                                   214,953        210,486
      Average price/Bbl                           $    28.27       $  21.05
      Average price/Mcf                           $     4.89       $   2.44

      As shown in the table above, total Net Profits increased $539,573 (93.1%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $94,000 and $527,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $74,000 related to an increase in production expenses. Volumes of oil sold decreased 891 barrels, while volumes of gas sold increased 4,467 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Average oil and gas prices increased to $28.27 per barrel and $4.89 per Mcf, respectively, for the six months ended June 30, 2003 from $21.05 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 2002.

      The P-3 Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $47,198 gain on such sales. No such sales occurred during the six months ended June 30, 2003.

      Depletion of Net Profits Interests decreased $24,067 (27.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves. As a percentage of Net Profits, this expense decreased to 5.8% for the six months ended June 30, 2003 from 15.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 10.1% for the six months ended June 30, 2003 from 19.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2003  were   $20,916,401   or  123.30%  of   Limited   Partners'   capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $433,999         $389,236
      Barrels produced                               5,727            4,513
      Mcf produced                                  55,580          109,626
      Average price/Bbl                           $  28.50         $  24.73
      Average price/Mcf                           $   6.35         $   3.51

      As shown in the table above, total Net Profits increased $44,763 (11.5%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $22,000 and $158,000, respectively, were related to increases in the average prices of oil and gas sold, (ii) $30,000 was related to an increase in volumes of oil sold, and (iii) $24,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $189,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,214 barrels, while volumes of gas sold decreased 54,046 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production during the three months ended June 30, 2003 on one significant well due to the successful workover of that well during mid 2002. This increase was partially offset by a decline in production during the three months ended June 30, 2003 following the recompletions of those wells during mid 2001. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the three months ended June 30, 2003 on one significant well following a workover of that well during early 2002 and (ii) normal declines in production. The decrease in production expense was primarily due to (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) workover expenses incurred on two significant wells during the three months ended June 30, 2002. These decreases were partially offset by negative prior period production tax adjustments on several wells during the three months ended June 30, 2002. Average oil and gas prices increased to $28.50 per barrel and $6.35 per Mcf, respectively, for the three months ended June 30, 2003 from $24.73 per barrel and $3.51 per Mcf, respectively, for the three months ended June 30, 2002.

      Depletion of Net Profits Interests decreased $19,121 (55.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of Net Profits, this expense decreased to 3.5% for the three months ended June 30, 2003 from 8.8% for the three months ended June 30, 2002. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $5,309 (14.1%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of Net Profits, these expenses increased to 9.9% for the three months ended June 30, 2003 from 9.7% for the three months ended June 30, 2002.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $944,827         $725,326
      Barrels produced                              11,947           13,352
      Mcf produced                                 133,550          251,358
      Average price/Bbl                           $  30.11         $  21.65
      Average price/Mcf                           $   5.71         $   2.67

      As shown in the table above, total Net Profits increased $219,501 (30.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase approximately (i) $101,000 and $405,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $58,000 was related to a decrease in production expenses. These increases were partially offset by approximately $30,000 and $314,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,405 barrels and 117,808 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to a decline in production during the six months ended June 30, 2003 on several wells following recompletions of those wells during mid 2001. This decrease was partially offset by an increase in production during the six months ended June 30, 2003 on one significant well due to a successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a substantial decline in production during the six months ended June 30, 2003 on one significant well following a workover of that well during mid 2001, (ii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2002, and (iii) normal declines in production. Average oil and gas prices increased to $30.11 per barrel and $5.71 per Mcf, respectively, for the six months ended June 30, 2003 from $21.65 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002.

      Depletion of Net Profits Interests decreased $39,854 (48.1%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves. As a percentage of Net Profits, this expense decreased to 4.6% for the six months ended June 30, 2003 from 11.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 9.3% for the six months ended June 30, 2003 from 12.0% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2003  were   $16,978,945   or  134.43%  of   Limited   Partners'   capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $312,701         $256,752
      Barrels produced                               1,513            1,045
      Mcf produced                                  76,908          105,888
      Average price/Bbl                           $  27.35         $  25.07
      Average price/Mcf                           $   4.81         $   2.82

      As shown in the table above, total Net Profits increased $55,949 (21.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $153,000 was related to an increase in the average price of gas sold and (ii) $12,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $82,000 related to a decrease in volumes of gas sold and (ii) $30,000 related to an increase in production expenses. Volumes of oil sold increased 468 barrels, while volumes of gas sold decreased 28,980 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to increased production on one significant well due to the successful recompletion of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the three months ended June 30, 2003 in order to perform workovers on those wells The shut-in wells are expected to return to production in the second half of 2003. These decreases were partially offset by the successful completion of one significant well during early 2003. The increase in production expense was primarily due to (i) workovers expenses incurred on two significant wells during the three months ended June 30, 2003 and (ii) an increase in production taxes associated with the increase in oil and gas sales. Average oil and gas prices increased to $27.35 per barrel and $4.81 per Mcf, respectively, for the three months ended June 30, 2003 from $25.07 per barrel and $2.82 per Mcf, respectively, for the three months ended June 30, 2002.

      Depletion of Net Profits Interests increased $577 (2.4%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to an increase in depletable Net Profits Interests primarily due to developmental drilling during early 2003, which increase was partially offset by the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 8.0% for the three months ended June 30, 2003 from 9.5% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,282 (14.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of Net Profits, these expenses decreased to 13.1% for the three months ended June 30, 2003 from 13.8% for the three months ended June 30, 2002.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2003             2002
                                                  --------         --------
      Net Profits                                 $759,184         $420,760
      Barrels produced                               4,308            2,504
      Mcf produced                                 163,837          205,288
      Average price/Bbl                           $  30.09         $  21.48
      Average price/Mcf                           $   5.01         $   2.62

      As shown in the table above, total Net Profits increased $338,424 (80.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately (i) $37,000 and $391,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $39,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $109,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,804 barrels, while volumes of gas sold decreased 41,451 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of oil sold was primarily due to increased production on one significant well due to the successful recompletion of that well during mid 2002. This increase was partially offset by positive prior period volume adjustments made by the operator on two other significant wells during the six months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the six months ended June 30, 2003 in order to perform workovers on those wells. The shut-in wells are expected to return to production in the second half of 2003. These decreases were partially offset by the successful completion of one significant well during early 2003. Average oil and gas prices increased to $30.09 per barrel and $5.01 per Mcf, respectively, for the six months ended June 30, 2003 from $21.48 per barrel and $2.62 per Mcf, respectively, for the six months ended June 30, 2002.

      Depletion of Net Profits Interests decreased $6,712 (14.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 5.5% for the six months ended June 30, 2003 from 11.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $926 (1.1%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of Net Profits, these expenses decreased to 11.0% for the six months ended June 30, 2003 from 19.7% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through June 30, 2003 were $11,810,759 or 99.71% of Limited Partners' capital contributions. Management anticipates that the P-5 Partnership should achieve payout with the cash distributions to be paid in August 2003. After payout, operations and revenues for the P-5 Partnership will be allocated using after payout percentages included in the P-5 Partnership's Partnership Agreement. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2003           2002
                                                  --------       --------
      Net Profits                                 $721,301       $468,383
      Barrels produced                               4,590          3,351
      Mcf produced                                 153,919        169,403
      Average price/Bbl                           $  28.71       $  22.12
      Average price/Mcf                           $   5.11       $   3.13

      As shown in the table above, total Net Profits increased $252,918 (54.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $30,000 and $304,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $27,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $60,000 related to an increase in production expenses and (ii) $48,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,239 barrels, while volumes of gas sold decreased 15,484 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. Average oil and gas prices increased to $28.71 per barrel and $5.11 per Mcf, respectively, for the three months ended June 30, 2003 from $22.12 per barrel and $3.13 per Mcf, respectively, for the three months ended June 30, 2002.

      Depletion of Net Profits Interests decreased $7,928 (15.9%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003 and (ii) the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 5.8% for the three months ended June 30, 2003 from 10.7% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,370 (12.7%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of Net Profits, these expenses decreased to 6.6% for the three months ended June 30, 2003 from 9.0% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2003          2002
                                                  ----------     --------
      Net Profits                                 $1,443,533     $792,289
      Barrels produced                                 9,792        7,005
      Mcf produced                                   313,849      357,316
      Average price/Bbl                           $    29.32     $  20.47
      Average price/Mcf                           $     4.98     $   2.71

      As shown in the table above, total Net Profits increased $651,244 (82.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $87,000 and $715,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $118,000 related to a decrease in volumes of gas sold and (ii) $90,000 related to an increase in production expenses. Volumes of oil sold increased 2,787 barrels, while volumes of gas sold decreased 43,467 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2002. Average oil and gas prices increased to $29.32 per barrel and $4.98 per Mcf, respectively, for the six months ended June 30, 2003 from $20.47 per barrel and $2.71 per Mcf, respectively, for the six months ended June 30, 2002.

      Depletion of Net Profits Interests decreased $28,791 (27.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, (ii) the decrease in volumes of gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of Net Profits, this expense decreased to 5.3% for the six months ended June 30, 2003 from 13.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 6.7% for the six months ended June 30, 2003 from 12.2% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2003  were   $16,752,248   or  117.12%  of   Limited   Partners'   capital
      contribution.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2003        By:       /s/Dennis R. Neill
                                       --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  August 13, 2003        By:      /s/Craig D. Loseke
                                       --------------------------------
                                       (Signature)
                                       Craig D. Loseke
                                       Chief Accounting Officer

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


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