Form 10-K
period 2003-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2004-03-26
CIK 850427, 854066, 860744, 863832, 869801

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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


      DOCUMENTS INCORPORATED BY REFERENCE: None

                                  FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................22
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......22

PART II.....................................................................22
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......22
      ITEM 6.     SELECTED FINANCIAL DATA...................................24
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................30
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...............................................45
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............45
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................46
      ITEM 9A.    CONTROLS AND PROCEDURES...................................46

PART III....................................................................46
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...46
      ITEM 11.    EXECUTIVE COMPENSATION....................................47
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................54
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............55
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................57

PART IV.....................................................................58
      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...............................................58

SIGNATURES..................................................................68

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

At December 31, 2003, Samson owned interests in approximately 14,000 oil and gas wells located in 20 states of the United States and the countries of Canada, Venezuela, Russia, and Australia. At December 31, 2003, Samson operated approximately 4,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, Russia, and Australia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2004, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, recent substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities indirectly conducted by the Partnerships.


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

   Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

     *    Worldwide and domestic supplies of oil and natural gas;
     *    The ability of the members of the Organization of Petroleum  Exporting
          Countries   ("OPEC")  to  agree  upon  and  maintain  oil  prices  and production quotas;
     * Political instability or armed conflict in oil-producing regions or around major shipping areas;
     *    The level of consumer demand and overall economic activity;
     *    The competitiveness of alternative fuels;
     *    Weather conditions;
     *    The availability of pipelines for transportation; and
     *    Domestic and foreign government regulations and taxes.

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


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2003:

   Partnership               Customer                       Percentage
   -----------       -----------------------------          ----------

       P-1           Cinergy Marketing Company
                       ("Cinergy")                             14.3%

       P-3           Cinergy                                   13.2%

       P-4           Eaglwing Trading, Inc.                    25.9%
                     Valero Industrial Gas LP                  22.8%

       P-5           Cinergy                                   27.0%
                     Enogex Services Corporation               18.3%
                     ONEOK Field Services Company              14.4%
                     Duke Energy Field Services
                       Inc. ("Duke")                           13.6%

       P-6           Duke                                      22.9%
                     Kinder Morgan, Inc.                       18.0%
                     Cinergy                                   15.2%

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



ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells as of December 31, 2003 in which the Partnerships had a Net Profits Interest which was carved from a working interest.

                  P/ship               Number of Wells(1)
                  ------         ----------------------------
                                 Total         Oil        Gas
                                 -----         ---        ---

                   P-1            821          680        141
                   P-3            862          700        162
                   P-4            193           90        103
                   P-5             79           21         58
                   P-6            132           35         97

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.

      Drilling Activities

      During the year ended December 31, 2003, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.

P-1 Partnership
                                          Revenue
    Well Name            County     St.   Interest    Type    Status
------------------      --------    ---   --------    ----    ---------
Wilson A #1             Roger
                          Mills     OK    0.0002      Gas     Producing
Davis, N B #15          Sutton      TX    0.0005      Gas     Producing
Cascabel #1 (RY)        Pecos       TX    0.0044      Gas     Producing
Shafter Lake San
  Adres Unit
  (8 new wells)         Andrews     TX    0.0017      Oil     Producing
Andrews Waterflood
  Unit (6 new
  wells)                Andrews     TX    0.0021      Oil     Producing
Aldwell #204 (RY)       Reagan      TX    0.0019      Oil     Producing
Estes, Kay #8           Sutton      TX    0.0046      Gas     Shut-in
Ingham 23 1/2 #1        Terrell     TX    0.0030      n/a     Dryhole
Nancy 8 Fed Com #1      Lea         NM    0.0030      n/a     Dryhole
Ira #1-29               Woods       OK    0.0028      n/a     Dryhole


P-3 Partnership
                                          Revenue
    Well Name            County     St.   Interest    Type    Status
------------------      --------    ---   --------    ----    ---------
Wilson A #1             Roger
                          Mills     OK    0.0002      Gas     Producing
Davis, N B #15          Sutton      TX    0.0006      Gas     Producing
Cascabel #1 (RY)        Pecos       TX    0.0055      Gas     Producing
Shafter Lake San
  Adres Unit
  (8 new wells)         Andrews     TX    0.0021      Oil     Producing
Andrews Waterflood
  Unit (6 new
  wells)                Andrews     TX    0.0026      Oil     Producing
Aldwell #204 (RY)       Reagan      TX    0.0024      Oil     Producing
Estes, Kay #8           Sutton      TX    0.0057      Gas     Shut-in
Duke #1-C               San Juan    NM    0.0001      Gas     Producing
Senter #1-B             San Juan    NM    0.0099      Gas     Producing
Ingham 23 1/2 #1        Terrell     TX    0.0038      n/a     Dryhole
Nancy 8 Fed Com #1      Lea         NM    0.0038      n/a     Dryhole
Ira #1-29               Woods       OK    0.0057      n/a     Dryhole

P-4 Partnership
                                          Revenue
    Well Name            County     St.   Interest     Type    Status
-------------------     --------    ---   --------     ----   ---------
Rancho Blanco #29       Webb        TX    0.0029       Gas    Producing
Duke #1-C               San Juan    NM    0.0002       Gas    Producing
Senter #1-B             San Juan    NM    0.0182       Gas    Producing
Ira #1-29               Woods       OK    0.0050       n/a    Dryhole
Peck #4-26              Caddo       OK    0.0038       Gas    Producing


P-5 Partnership
                                          Revenue
    Well Name            County     St.   Interest     Type    Status
-------------------     ---------   ---   --------     ----   ---------
Thomas #1-20            Washita     OK    0.0016       Gas    Producing
Tiffany #4-35           Haskell     OK    0.0029       Gas    Producing
Phillips #1-33          Latimer     OK    0.0003       Gas    Producing
Urchison #4-12H         Leflore     OK    0.0003       Gas    Producing
Smitherman #4-26H
  (RY)                  Haskell     OK    0.0005       Gas    Producing
Sutmiller #1-8          Leflore     OK    0.0050       Gas    Producing
Forster #1-34 (RY)      Pittsburg   OK    0.0011       Gas    Producing
Pixler 5-15H (RY)       Haskell     OK    0.0009       Gas    Producing
Cantrell 4-15H (RY)     Haskell     OK    0.0009       Gas    Producing
Wimberly #5-27H
  (RY)                  Haskell     OK    0.0001       Gas    Producing
Wimberly #3-27H
  (RY)                  Haskell     OK    0.0001       Gas    Producing
Ellis #1-23             Pittsburg   OK    0.0003       Gas    Producing
Beaver Mountain
  #1-14                 Haskell     OK    0.0040       Gas    Shut-in
Sugg 1895 #6            Irion       TX    0.0011       Gas    Producing
Sugg 1895 #7            Irion       TX    0.0011       Gas    Producing
Sugg AA 1894 #3         Irion       TX    0.0011       Oil    Producing
Renete #2-25            Stephens    OK    0.0019       Gas    Producing
Verner #1-11            Pittsburg   OK    0.0031       Gas    Producing
Hamilton #4-13          Pittsburg   OK    0.0053       Gas    Producing
Lindsey #1-11           Pittsburg   OK    0.0031       n/a    Well in Progress
McEntire #16-14         Atoka       OK    0.0001       n/a    Well in Progress


P-6 Partnership
                                          Revenue
    Well Name            County     St.   Interest     Type    Status
-------------------     ---------   ---   --------     ----   ---------
Thomas #1-20            Washita     OK    0.0005       Gas    Producing
Tiffany #4-35           Haskell     OK    0.0010       Gas    Producing
Phillips #1-33          Latimer     OK    0.0003       Gas    Producing
Urchison #4-12H         Leflore     OK    0.0001       Gas    Producing
Smitherman #4-26H
  (RY)                  Haskell     OK    0.0002       Gas    Producing

Sutmiller #1-8          Leflore     OK    0.0017       Gas    Producing
Forster #1-34 (RY)      Pittsburg   OK    0.0004       Gas    Producing
Pixler 5-15H (RY)       Haskell     OK    0.0003       Gas    Producing
Cantrell 4-15H (RY)     Haskell     OK    0.0003       Gas    Producing
Wimberly #5-27H
  (RY)                  Haskell     OK    0.0000       Gas    Producing
Wimberly #3-27H
  (RY)                  Haskell     OK    0.0000       Gas    Producing
Ellis #1-23             Pittsburg   OK    0.0001       Gas    Producing
Beaver Mountain
  #1-14                 Haskell     OK    0.0014       Gas    Shut-in
Sugg 1895 #6            Irion       TX    0.0012       Gas    Producing
Sugg 1895 #7            Irion       TX    0.0012       Gas    Producing
Sugg AA 1894 #3         Irion       TX    0.0012       Oil    Producing
St. 5075-36-11WA        Campbell    WY    0.0007       Gas    Shut-in
Renete #2-25            Stephens    OK    0.0007       Gas    Producing
St. 5075-36-41WA        Campbell    WY    0.0021       n/a    Well in Progress
St. 5075-36-13WA        Campbell    WY    0.0007       n/a    Well in Progress
St. 5075-36-23WA        Campbell    WY    0.0021       n/a    Well in Progress
St. 5075-36-33WA        Campbell    WY    0.0007       n/a    Well in Progress
St. 5075-36-31WA        Campbell    WY    0.0007       n/a    Well in Progress
Love 5075-14-21WA       Campbell    WY    0.0016       n/a    Well in Progress
Love 5075-14-11WA       Campbell    WY    0.0016       n/a    Well in Progress
Love 5075-11-43WA       Campbell    WY    0.0011       n/a    Well in Progress
Love 5075-14-13WA       Campbell    WY    0.0011       n/a    Well in Progress
Love 5075-11-41WA       Campbell    WY    0.0011       n/a    Well in Progress
Love 5075-11-33WA       Campbell    WY    0.0005       n/a    Well in Progress
Love 5075-11-43CO       Campbell    WY    0.0011       n/a    Well in Progress
Love 5075-11-41CO       Campbell    WY    0.0011       n/a    Well in Progress
Love 5075-14-13CO       Campbell    WY    0.0011       n/a    Well in Progress
Love 5075-14-33WA       Campbell    WY    0.0021       n/a    Well in Progress
Love 5075-14-11CO       Campbell    WY    0.0016       n/a    Well in Progress
Love 5075-14-23WA       Campbell    WY    0.0021       n/a    Well in Progress
Love 5075-11-33CO       Campbell    WY    0.0005       n/a    Well in Progress
Love 5075-14-33CO       Campbell    WY    0.0021       n/a    Well in Progress
Love 5075-14-21CO       Campbell    WY    0.0016       n/a    Well in Progress
Love 5075-14-23CO       Campbell    WY    0.0021       n/a    Well in Progress
St. 5075-36-43WA        Campbell    WY    0.0021       n/a    Well in Progress
Verner #1-11            Pittsburg   OK    0.0011       Gas    Producing
Hamilton #4-13 (RY)     Pittsburg   OK    0.0018       Gas    Producing
Lindsey #1-11 (RY)      Pittsburg   OK    0.0011       n/a    Well in Progress
McEntire #16-14         Atoka       OK    0.0000       n/a    Well in Progress

----------------------


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.

                              Net Production Data

                                P-1 Partnership
                                ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        18,624         20,652         23,073
      Gas (Mcf)                        284,754        286,109        290,969

   Oil and gas sales(1):
      Oil                           $  528,059     $  490,488     $  558,898
      Gas                            1,211,241        767,070      1,052,513
                                     ---------      ---------      ---------
         Total                      $1,739,300     $1,257,558     $1,611,411
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $28.35         $23.75         $24.22
      Per Mcf of gas                      4.25           2.68           3.62

----------
(1) These amounts differ from the Net Profits included in the P-1 Partnership's financial statements because they do not reflect the offset of $369,142, $264,289, and $315,902, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-3 Partnership
                                ---------------

                                              Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        23,935         26,541         29,759
      Gas (Mcf)                        425,803        433,484        447,621

   Oil and gas sales(1):
      Oil                           $  679,074     $  630,058     $  721,740
      Gas                            1,868,433      1,190,447      1,653,444
                                     ---------      ---------      ---------
         Total                      $2,547,507     $1,820,505     $2,375,184
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $28.37         $23.74         $24.25
      Per Mcf of gas                      4.39           2.75           3.69

----------
(1) These amounts differ from the Net Profits included in the P-3 Partnership's financial statements because they do not reflect the offset of $554,400, $409,030, and $488,607, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-4 Partnership
                                ---------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        21,439         26,054         38,934
      Gas (Mcf)                        258,598        444,617        388,416

   Oil and gas sales(1):
      Oil                           $  635,920     $  630,272     $  960,023
      Gas                            1,347,340      1,257,617      1,669,588
                                     ---------      ---------      ---------
         Total                      $1,983,260     $1,887,889     $2,629,611
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $29.66         $24.19         $24.66
      Per Mcf of gas                      5.21           2.83           4.30

----------
(1) These amounts differ from the Net Profits included in the P-4 Partnership's financial statements because they do not reflect the offset of $410,201, $455,891, and $487,414, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-5 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         6,364          6,223          4,781
      Gas (Mcf)                        313,632        386,565        438,194

   Oil and gas sales(1):
      Oil                           $  190,969     $  150,253     $  122,654
      Gas                            1,455,150      1,102,856      1,925,638
                                     ---------      ---------      ---------
         Total                      $1,646,119     $1,253,109     $2,048,292
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $30.01         $24.14         $25.65
      Per Mcf of gas                      4.64           2.85           4.39

----------
(1) These amounts differ from the Net Profits included in the P-5 Partnership's financial statements because they do not reflect the offset of $365,469, $367,327, and $405,549, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-6 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        15,939         15,089         13,190
      Gas (Mcf)                        577,123        636,758        678,969

   Oil and gas sales(1):
      Oil                           $  460,400     $  355,875     $  330,103
      Gas                            2,638,742      1,840,127      2,687,675
                                     ---------      ---------      ---------
         Total                      $3,099,142     $2,196,002     $3,017,778
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $28.89         $23.59         $25.03
      Per Mcf of gas                      4.57           2.89           3.96

----------
(1) These amounts differ from the Net Profits included in the P-6 Partnership's financial statements because they do not reflect the offset of $751,876, $719,751, and $735,303, respectively, of production expenses incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2003 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2003. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively) were higher than the prices in effect on December 31, 2002 ($28.00 per barrel and $4.74 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2003 to be higher than such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2003 will actually be realized for such production.

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

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 2003(1)

P-1 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,266,710
      Oil and liquids (Bbls)                                       208,273

   Net present value (discounted at 10% per annum)             $ 7,346,507


P-3 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,719,305
      Oil and liquids (Bbls)                                       276,495

   Net present value (discounted at 10% per annum)             $11,351,122


P-4 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,098,543
      Oil and liquids (Bbls)                                        65,990

   Net present value (discounted at 10% per annum)             $ 6,828,512


P-5 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,346,641
      Oil and liquids (Bbls)                                        47,470

   Net present value (discounted at 10% per annum)             $ 6,052,433


P-6 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  4,110,686
      Oil and liquids (Bbls)                                       125,839

   Net present value (discounted at 10% per annum)             $10,326,528

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


Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2003:

                                      Operated Wells
                          ----------------------------------
                          Partnership     Number     Percent
                          -----------     ------     -------
                             P-1            31          1%
                             P-3            52          2%
                             P-4            20          8%
                             P-5            86         33%
                             P-6           125         39%

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

                 Significant Properties as of December 31, 2003
                 -----------------------------------------------

                                Wells
                             Operated by
                             Affiliates      Oil         Gas
                   Total     -----------   Reserves    Reserves       Present
Basin              Wells     Number %(1)    (Bbl)       (Mcf)          Value
-------------      -----     ------ ----   --------    ---------    ----------
P-1 P/ship:
  Permian          2,029        2      -   196,943    1,347,358    $4,673,107
  Anadarko            72       23     32%    2,579      862,421     2,421,951

P-3 P/ship:
  Permian          2,029        2      -   248,240    1,705,591    $5,906,821
  Anadarko            72       23     32%    4,149    1,357,214     3,760,341
  South. Ok.
   Folded Belt        25       21     84%   12,314      448,890     1,123,993

P-4 P/ship:
  Gulf Coast         113        4      4%   59,335      743,331    $3,412,541
  Anadarko            47       14     30%    3,025      972,009     2,595,907

P-5 P/ship:
  Anadarko            86       25     29%    4,369    1,367,920    $3,650,052
  South. Ok.
   Folded Belt        25        -      -    21,527      545,175     1,433,292
  Permian             36       32     89%   21,379      375,448       736,810

P-6 P/ship:
  Anadarko            86       25     29%    2,688     1,353,955   $3,567,528
  Gulf Coast          16        5     31%    9,226       710,685    2,005,113
  East Texas           4        3     75%    3,142       909,741    1,947,347
  South. Ok.
   Folded Belt        39       13     33%   85,649       343,518    1,481,856

-------------------------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnership.

      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2003, as compared to December 31, 2002, were significant to the Partnerships.

      The P-4 Partnership's estimated proved reserves increased approximately 55,000 barrels of oil equivalent in the Amoco Fee #3 located in Jefferson Davis Parish, Louisiana from December 31, 2002 to December 31, 2003. This increase was primarily due to a revised forecast in reserves based on actual production experience.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2003.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 3, 2004, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                                Number of         Limited
              Partnership         Units           Partners
              -----------       ---------         --------

                 P-1             108,074              708
                 P-3             169,637            1,213
                 P-4             126,306              820
                 P-5             118,449              897
                 P-6             143,041              691

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


                            Repurchase Offer Prices
                            -----------------------

                      2002                           2003               2004
            -------------------------     -------------------------     ----
            1st    2nd    3rd    4th      1st     2nd    3rd   4th      1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.     Qtr.
------      ----   ----   ----   ----     ----    ----   ----  ----     ----

 P-1        $20    $19    $23    $21      $19     $18    $28   $25      $22
 P-3         19     19     22     20       18      17     28    25       23
 P-4         16     14     22     19       17      15     22    19       17
 P-5         13     12     17     16       15      13     25    21       20
 P-6         21     20     24     22       21      18     32    29       26

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

      The following is a summary of cash distributions paid to the Limited Partners during 2002 and 2003 and the first quarter of 2004:

                              Cash Distributions
                              ------------------

                                 2002
            -----------------------------------------------
              1st           2nd          3rd          4th
   P/ship   Quarter       Quarter      Quarter      Quarter
   ------   -------       -------      -------      -------
    P-1      $1.64         $ .69        $1.35        $1.53
    P-3       1.52           .63         1.20         1.37
    P-4       3.20          1.43         1.74         2.48
    P-5       1.16           .89         1.25         1.31
    P-6       1.23          1.47         1.89         1.79


                                 2003                              2004
            -----------------------------------------------       -------
              1st           2nd          3rd          4th           1st
   P/ship   Quarter       Quarter    Quarter        Quarter       Quarter
   ------   -------       -------    -------        -------       -------
    P-1      $2.04         $1.67        $3.05        $2.79         $2.63
    P-3       1.80          1.51         2.82         2.49          2.36
    P-4       1.81          2.41         3.27         2.58          1.91
    P-5       1.15          2.12         2.31         2.58          1.66
    P-6       1.16          2.73         4.43         3.49          2.76


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                          2003           2002              2001            2000             1999
                                      ------------    ------------     ------------    ------------     ------------

Net Profits                            $1,370,158      $  993,269       $1,295,509      $1,250,585       $  802,539
Net Income:
   Limited Partners                     1,070,553         686,720          899,400         945,012          443,201
   General Partner                        126,336          87,636          115,696         116,609           65,862
   Total                                1,196,889         774,356        1,015,096       1,061,621          509,063
Limited Partners' Net
   Income per Unit                           9.91            6.35             8.32            8.74             4.10
Limited Partners' Cash
   Distributions per Unit                    9.55            5.21            11.60            7.92             4.32
Total Assets                            1,271,859       1,230,892        1,090,742       1,457,182        1,354,470
Partners' Capital (Deficit)
   Limited Partners                     1,330,572       1,292,019        1,168,299       1,521,899        1,431,887
   General Partner                    (    58,713)    (    61,127)     (    77,557)    (    64,717)     (    77,417)
Number of Units
   Outstanding                            108,074         108,074          108,074         108,074          108,074




                                                 Selected Financial Data

                                                     P-3 Partnership
                                                     ---------------

                                       2003            2002             2001            2000             1999
                                   ------------    ------------     ------------    ------------     ------------

Net Profits                         $1,993,107      $1,411,475       $1,886,577      $1,811,298       $1,155,814
Net Income:
   Limited Partners                  1,540,460         949,607        1,277,744       1,356,720          635,523
   General Partner                     182,540         122,969          167,610         152,174           45,011
   Total                             1,723,000       1,072,576        1,445,354       1,508,894          680,534
Limited Partners' Net
   Income per Unit                        9.08            5.60             7.53            8.00             3.75
Limited Partners' Cash
   Distributions per
   Unit                                   8.62            4.72            10.83            7.36             4.17
Total Assets                         1,971,380       1,889,346        1,719,156       2,265,592        2,131,160
Partners' Capital
   (Deficit)
   Limited Partners                  2,018,400       1,940,940        1,793,333       2,352,589        2,244,869
   General Partner                 (    47,020)    (    51,594)     (    74,177)    (    86,997)     (   113,709)
Number of Units
   Outstanding                         169,637         169,637          169,637         169,637          169,637



                                                   Selected Financial Data

                                                     P-4 Partnership
                                                     ---------------

                                          2003            2002             2001            2000             1999
                                      ------------    ------------     ------------    ------------     ------------

Net Profits                            $1,573,059      $1,431,998       $2,142,197      $1,596,276       $  746,854
Net Income:
   Limited Partners                     1,181,958         878,439        1,560,544       1,187,175          367,583
   General Partner                        140,282         124,069          196,368         143,717           36,289
   Total                                1,322,240       1,002,508        1,756,912       1,330,892          403,872
Limited Partners' Net
   Income per Unit                           9.36            6.95            12.36            9.40             2.91
Limited Partners' Cash
   Distributions per Unit                   10.07            8.85            14.71            6.60             3.54
Total Assets                            1,076,763       1,176,251        1,401,980       1,716,358        1,337,559
Partners' Capital (Deficit)
   Limited Partners                     1,142,996       1,234,038        1,473,599       1,771,055        1,417,880
   General Partner                    (    66,233)    (    57,787)     (    71,619)    (    54,697)     (    80,321)
Number of Units
   Outstanding                            126,306         126,306          126,306         126,306          126,306




                                                 Selected Financial Data

                                                     P-5 Partnership
                                                     ---------------

                                       2003            2002             2001            2000             1999
                                   ------------    ------------     ------------    ------------     ------------

Net Profits                         $1,280,650      $  885,782       $1,642,743      $1,433,743       $  856,442
Net Income:
   Limited Partners                    975,641         607,695        1,351,070       1,184,263          519,222
   General Partner                      78,297          36,219           75,627          64,906           34,149
   Total                             1,053,938         643,914        1,426,697       1,249,169          553,371
Limited Partners' Net
   Income per Unit                        8.24            5.13            11.41           10.00             4.38
Limited Partners' Cash
   Distributions per Unit                 8.16            4.61            16.85            7.64             4.66
Total Assets                           953,771         930,874          863,504       1,522,340        1,235,321
Partners' Capital (Deficit)
   Limited Partners                  1,009,628       1,000,987          938,292       1,583,222        1,303,959
   General Partner                 (    59,667)    (    70,113)     (    74,788)    (    60,882)     (    68,638)
Number of Units
   Outstanding                         118,449         118,449          118,449         118,449         118,449





                                                 Selected Financial Data

                                                     P-6 Partnership
                                                     ---------------

                                        2003              2002             2001             2000             1999
                                     -----------      ------------     ------------     ------------     ------------

Net Profits                          $2,347,266        $1,476,251       $2,282,475       $2,468,159       $1,340,784
Net Income:
   Limited Partners                   1,813,666           999,684        1,833,293        1,897,956          796,190
   General Partner                      215,343           129,102          130,157          112,363           55,301
   Total                              2,029,009         1,128,786        1,963,450        2,010,319          851,491
Limited Partners' Net
   Income per Unit                        12.68              6.99            12.82            13.27             5.57
Limited Partners' Cash
   Distributions per Unit                 11.81              6.38            20.23            11.17             7.10
Total Assets                          1,831,927         1,660,818        1,552,953        2,625,065        2,314,214
Partners' Capital (Deficit)
   Limited Partners                   1,853,213         1,728,547        1,640,863        2,700,570        2,400,614
   General Partner                  (    60,944)      (    67,729)     (    87,910)     (    75,505)     (    86,400)
Number of Units
   Outstanding                          143,041           143,041          143,041          143,041          143,041


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

     *    Worldwide and domestic supplies of oil and natural gas;
     *    The ability of the members of the Organization of Petroleum  Exporting
          Countries   ("OPEC")  to  agree  upon  and  maintain  oil  prices  and production quotas;
     * Political instability or armed conflict in oil-producing regions or around major shipping areas;
     *    The level of consumer demand and overall economic activity;
     *    The competitiveness of alternative fuels;
     *    Weather conditions;
     *    The availability of pipelines for transportation; and
     *    Domestic and foreign government regulations and taxes.

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

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnerships results of operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002 and for the year ended December 31, 2002 as compared to the year ended December 31, 2001.


                                P-1 Partnership
                                ---------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total Net Profits increased $376,889 (37.9%) in 2003 as compared to 2002. Of this increase, approximately $86,000 and $448,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $105,000 related to an increase in production expenses and (ii) $48,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 2,028 barrels and 1,355 Mcf, respectively, in 2003 as compared to 2002. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2003. Average oil and gas prices increased to $28.35 per barrel and $4.25 per Mcf, respectively, in 2003 from $23.75 per barrel and $2.68 per Mcf, respectively, in 2002.

      Depletion of Net Profits Interests decreased $35,346 (30.7%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 5.8% in 2003 from 11.6% in 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and
(ii) the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 10.4% in 2003 from 14.4% in 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2003 were $15,652,558 or 144.83% of Limited Partners' capital contributions.


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


                                P-3 Partnership
                                ---------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total Net Profits increased $581,632 (41.2%) in 2003 as compared to 2002. Of this increase, approximately $111,000 and $699,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $145,000 related to an increase in production expenses and (ii) $62,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 2,606 barrels and 7,681 Mcf, respectively, in 2003 as compared to 2002. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2003. Average oil and gas prices increased to $28.37 per barrel and $4.39 per Mcf, respectively, in 2003 from $23.74 per barrel and $2.75 per Mcf, respectively, in 2002.

      Depletion of Net Profits Interests decreased $56,228 (31.7%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 6.1% in 2003 from 12.6% in 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and
(ii) the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of Net Profits, these expenses decreased to 10.6% in 2003 from 15.0% in 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2003 were $21,817,401 or 128.61% of Limited Partners' capital contributions.


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


                                P-4 Partnership
                                ---------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total Net Profits increased $141,061 (9.9%) in 2003 as compared to 2002. Of this increase approximately (i) $117,000 and $616,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $46,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $112,000 and $526,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,615 barrels and 186,019 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by an increase in production during 2003 on one significant well due to the successful workover of that well in mid 2002. The decrease in volumes of gas sold was primarily due to (i) positive prior period gas balancing adjustments on two significant wells during 2002, (ii) normal declines in production, and (iii) a substantial decline in production on one significant well following a workover of that well in early 2002. The well with a substantial decline in production is not expected to return to its previous high levels of production. The decrease in production expense was primarily due to a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. Average oil and gas prices increased to $29.66 per barrel and $5.21 per Mcf, respectively, in 2003 from $24.19 per barrel and $2.83 per Mcf, respectively, in 2002.

      Depletion of Net Profits Interests decreased $176,418 (65.7%) in 2003 as compared to 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold, (ii) several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of Net Profits, this expense decreased to 5.9% in 2003 from 18.8% in 2002. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $2,382 (1.5%) in 2003 as compared to 2002. As a percentage of Net Profits, these expenses decreased to 10.2% in 2003 from 11.1% in 2002.

      Cumulative cash distributions to the Limited Partners through December 31, 2003 were $17,717,945 or 140.28% of Limited Partners' capital contributions.


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


                                P-5 Partnership
                                ---------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total Net Profits increased $394,868 (44.6%) in 2003 as compared to 2002. Of this increase, approximately $560,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $208,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 141 barrels, while volumes of gas sold decreased 72,933 Mcf in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during 2003 in order to perform workovers on those wells. One of the shut-in wells has already returned to production and the operator has not yet determined when the other shut-in well will return to production. These decreases were partially offset by the successful completion of one significant well in early 2003. Average oil and gas prices increased to $30.01 per barrel and $4.64 per Mcf, respectively, in 2003 from $24.14 per barrel and $2.85 per Mcf, respectively, in 2002.

      Depletion of Net Profits Interests decreased $23,575 (22.8%) in 2003 as compared to 2002. This decrease was primarily due to (i) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, (ii) the decrease in volumes of gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. These decreases were partially offset by one significant well being substantially depleted in 2003 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 6.2% in 2003 from 11.7% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,350 (1.6%) in 2003 as compared to 2002. As a percentage of Net Profits, these expenses decreased to 11.9% in 2003 from 16.9% in 2002. This percentage decrease was primarily due to the increase in Net Profits.

      The P-5 Partnership achieved payout during the third quarter of 2003. After payout, operations and revenues for the P-5 Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners.

      Cumulative cash distributions to the Limited Partners through December 31, 2003 were $12,390,759 or 104.61% of Limited Partners' capital contributions.


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

                                P-6 Partnership
                                ---------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total Net Profits increased $871,015 (59.0%) in 2003 as compared to 2002. Of this increase, approximately $971,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $172,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 850 barrels, while volumes of gas sold decreased 59,635 Mcf in 2003 as compared to 2002. Average oil and gas prices increased to $28.89 per barrel and $4.57 per Mcf, respectively, in 2003 from $23.59 per barrel and $2.89 per Mcf, respectively, in 2002.

      Depletion of Net Profits Interests decreased $39,752 (21.7%) in 2003 as compared to 2002. This decrease was primarily due to (i) several wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves, (ii) the decrease in volumes of gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. These decreases were partially offset by one significant well being substantially depleted in 2003 due to the lack of remaining economically recoverable reserves. As a percentage of Net Profits, this expense decreased to 6.1% in 2003 from 12.4% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,457 (1.4%) in 2003 as compared to 2002. As a percentage of Net Profits, these expenses decreased to 7.7% in 2003 from 12.0% in 2002. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2003 were $17,884,248 or 125.03% of Limited Partners' capital contribution.


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

      Average Proceeds and Units of Production

      The following tables are comparisons of the annual barrel of oil equivalent (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales less lease operating expenses and production taxes) received per barrel of oil equivalent attributable to the Partnerships' Net Profits for the years ended December 31, 2003, 2002, and 2001.

                             2003 Compared to 2002
                             ---------------------

                    Barrel of Oil                 Average Proceeds per
                      Equivalent                 Barrel of Oil Equivalent
              ---------------------------       --------------------------
   P/ship      2003      2002    % Change        2003     2002    % Change
   ------     -------   -------  --------       ------   ------   --------

    P-1        66,083    68,337     ( 3%)       $20.73   $14.53      43%
    P-3        94,902    98,788     ( 4%)        21.00    14.29      47%
    P-4        64,539   100,157     (36%)        24.37    14.30      70%
    P-5        58,636    70,651     (17%)        21.84    12.54      74%
    P-6       112,126   121,215     ( 7%)        20.93    12.18      72%

                             2002 Compared to 2001
                             ---------------------

                    Barrel of Oil                    Average Proceeds per
                      Equivalent                   Barrel of Oil Equivalent
              ---------------------------       --------------------------
   P/ship      2002      2001    % Change        2002     2001    % Change
   ------     -------   -------  --------       ------   ------   --------

    P-1        68,337    71,568     ( 5%)       $14.53   $18.10     (20%)
    P-3        98,788   104,363     ( 5%)        14.29    18.08     (21%)
    P-4       100,157   103,670     ( 3%)        14.30    20.66     (31%)
    P-5        70,651    77,813     ( 9%)        12.54    21.11     (41%)
    P-6       121,215   126,352     ( 4%)        12.18    18.06     (33%)


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are not reinvested in productive assets. Assuming 2003 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2003 would have the following remaining lives:

            Partnership       Gas-Years        Oil-Years
            -----------       ---------        ---------

                P-1               8.0             11.2
                P-3               8.7             11.6
                P-4               8.1              3.1
                P-5               7.5              7.5
                P-6               7.1              7.9

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2003 may cause a decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      The Partnerships sold certain Net Profits Interests during 2003, 2002, and 2001. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 2003, 2002, and 2001, were as follows:

      Partnership          2003             2002              2001
      -----------        -------          -------           -------

          P-1            $45,230          $40,636           $17,521
          P-3             57,301           51,341            23,925
          P-4                938              -               3,414
          P-5              8,657           10,398            43,097
          P-6              5,212           11,319            52,686

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


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.


      Tabular Disclosure of Contractual Obligations

      The Partnerships do not have any contractual obligations of the type required to be disclosed under this heading.


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

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation, resulting in a decrease of accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

                                         Increase
                                       (Decrease) in
                                       Net Income for
                  Increase in            Change in               Asset
                  Net Profits            Accounting            Retirement
Partnership        Interests             Principle             Obligation
-----------       -----------           --------------          ----------

   P-1              $ 59,000               $4,000               $ 55,000
   P-3                99,000                4,000                 95,000
   P-4                54,000              (   400)                54,000
   P-5                72,000                3,000                 69,000
   P-6               206,000                1,000                205,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For 2003, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $3,000, $5,000, $5,000, $3,000, and $9,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2003. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.    CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.



                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name              Age       Position with General Partner
      ----------------        ---      --------------------------------

      Dennis R. Neill          52      President and Director

      Judy K. Fox              53      Secretary

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2003 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Samson Plaza, Two West Second Street, Tulsa, OK 74103. Such request must include the address to which the Code of Ethics should be mailed.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the

Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2003, 2002, and 2001, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2003          2002         2001
            -----------       --------      --------     --------

                P-1           $113,760      $113,760     $113,760
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2003, 2002, and 2001:


                                                  Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2003

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                      Annual Compensation                   Awards              Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           2001      -          -           -            -             -            -           -
                          2002      -          -           -            -             -            -           -
                          2003      -          -           -            -             -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2001   $63,160       -           -            -             -            -           -
                          2002   $60,748       -           -            -             -            -           -
                          2003   $61,746       -           -            -             -            -           -

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



                                                  Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2003

                                                                              Long Term Compensation
                                                                       -----------------------------------
                                         Annual Compensation                   Awards              Payouts
                                    ------------------------------     -----------------------     -------

                                                                                      Securi-
                                                            Other                      ties                   All
     Name                                                   Annual     Restricted     Under-                 Other
      and                                                  Compen-       Stock        lying        LTIP     Compen-
   Principal                        Salary      Bonus      sation       Award(s)     Options/     Payouts   sation
   Position               Year        ($)        ($)         ($)          ($)         SARs(#)       ($)       ($)
---------------           ----     --------    -------     -------     ----------    --------     -------   -------
Dennis R. Neill,
President(1)(2)           2001         -          -           -            -            -            -         -
                          2002         -          -           -            -            -            -         -
                          2003         -          -           -            -            -            -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2001     $99,137        -           -            -            -            -         -
                          2002     $95,351        -           -            -            -            -         -
                          2003     $96,917        -           -            -            -            -         -
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




                                                  Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2003

                                                                              Long Term Compensation
                                                                     ------------------------------------
                                        Annual Compensation                   Awards              Payouts
                                   -----------------------------     -----------------------      -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                       Salary      Bonus     sation       Award(s)      Options/      Payouts   sation
   Position               Year       ($)        ($)        ($)          ($)          SARs(#)        ($)       ($)
---------------           ----     -------    -------    -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)(2)           2001        -          -          -            -             -             -         -
                          2002        -          -          -            -             -             -         -
                          2003        -          -          -            -             -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2001     $73,819       -          -            -             -             -         -
                          2002     $71,001       -          -            -             -             -         -
                          2003     $72,167       -          -            -             -             -         -
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




                                                 Salary Reimbursements

                                                     P-5 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2003

                                                                              Long Term Compensation
                                                                    -------------------------------------
                                         Annual Compensation                 Awards               Payouts
                                   -----------------------------    --------------------------    -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                       Salary       Bonus    sation       Award(s)      Options/      Payouts   sation
   Position               Year       ($)         ($)       ($)          ($)          SARs(#)        ($)       ($)
---------------           ----     -------     -------   -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)(2)           2001        -           -         -            -             -             -         -
                          2002        -           -         -            -             -             -         -
                          2003        -           -         -            -             -             -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)             2001     $69,222        -         -            -             -             -         -
                          2002     $66,579        -         -            -             -             -         -
                          2003     $67,673        -         -            -             -             -         -
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



                                                  Salary Reimbursements

                                                     P-6 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2003

                                                                             Long Term Compensation
                                                                       ----------------------------------
                                          Annual Compensation                 Awards             Payouts
                                   -------------------------------     ----------------------    --------
                                                                                      Securi-
                                                            Other                      ties                   All
     Name                                                   Annual     Restricted     Under-                 Other
      and                                                  Compen-       Stock        lying       LTIP      Compen-
   Principal                       Salary       Bonus      sation       Award(s)     Options/    Payouts    sation
   Position               Year       ($)         ($)         ($)          ($)         SARs(#)      ($)        ($)
---------------           ----     -------     -------     -------     ----------    --------    -------    -------
Dennis R. Neill,
President(1)(2)           2001        -           -           -            -            -           -          -
                          2002        -           -           -            -            -           -          -
                          2003        -           -           -            -            -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2001     $83,593        -           -            -            -           -          -
                          2002     $80,401        -           -            -            -           -          -
                          2003     $81,722        -           -            -            -           -          -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 3, 2004 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
               Beneficial Owner                          of Outstanding)
--------------------------------------------             ---------------

P-1 Partnership:
---------------

   Samson Resources Company                              30,066  (27.8%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                        30,066  (27.8%)

P-3 Partnership:
---------------

   Samson Resources Company                              67,933  (40.1%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    67,933  (40.1%)


P-4 Partnership:
---------------

   Samson Resources Company                              32,648  (25.9%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    32,648  (25.9%)


P-5 Partnership:
---------------

   Samson Resources Company                              27,581  (23.3%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    27,581  (23.3%)


P-6 Partnership:
---------------

   Samson Resources Company                              19,801  (13.8%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                   54,887  (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    19,801  (13.8%)


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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2003 and 2002, each Partnership paid the following audit fees:

                                                 2003        2002
                                                -------     -------

      Year-end audit per engagement letter      $19,250     $17,827
      1st quarter 10-Q review                       750         750
      2nd quarter 10-Q review                       750         750
      3rd quarter 10-Q review                       750         750


      Audit-Related Fees

      During 2003 and 2002 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2003 and 2002 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2003 and 2002 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees Paid by Affiliates

      The Partnerships' accountants received compensation from other related partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the auditors' independence.



                                    PART IV.

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

            as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are filed as part of this report:

            Report of Independent Auditors
            Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
                  Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

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

 4.35 Fourth Amendment to Amended and Restated Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/ Pension Energy Income Limited Partnership

            P-6 filed as Exhibit 4.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

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

*23.2       Consent   of   Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-3.

*23.3       Consent   of   Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-4.

*23.4       Consent   of   Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-5.

*23.5       Consent   of   Ryder   Scott   Company,   L.P.   for  the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-6.

*31.1       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*31.2       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*31.3       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*31.4       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*31.5       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*31.6       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*31.7       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*31.8       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*31.9       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*31.10      Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.



            All other Exhibits are omitted as inapplicable.

            ----------

            *Filed herewith.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2003:

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

                                        By:   GEODYNE RESOURCES, INC.
                                              General Partner
                                              March 26, 2004


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

By:    //s//Dennis R. Neill     President and            March 26, 2004
      -------------------       Director (Principal
          Dennis R. Neill       Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 26, 2004
      -------------------       Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

      //S//Judy K. Fox          Secretary                March 26, 2004
      -------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements", effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 23, 2004

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             Combined Balance Sheets
                           December 31, 2003 and 2002


                                     ASSETS
                                     ------

                                                     2003              2002
                                                 ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $  399,580        $  309,227
   Accounts receivable:
      Net Profits                                    139,856           195,043
                                                   ---------         ---------

         Total current assets                     $  539,436        $  504,270

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                     732,423           726,622
                                                   ---------         ---------

                                                  $1,271,859        $1,230,892
                                                   =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                               ($   58,713)      ($   61,127)
   Limited Partners, issued and
     outstanding, 108,074 Units                    1,330,572         1,292,019
                                                   ---------         ---------

         Total Partners' capital                  $1,271,859        $1,230,892
                                                   =========         =========


              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 2003, 2002, and 2001

                                       2003            2002           2001
                                    ----------      ----------     ----------
REVENUES:
   Net Profits                      $1,370,158      $  993,269     $1,295,509
   Interest income                       2,110           1,751          9,877
   Gain on sale of
      Net Profits Interests             43,930          37,624         17,521
                                     ---------       ---------      ---------
                                    $1,416,198      $1,032,644     $1,322,907

COSTS AND EXPENSES:
   Depletion of
      Net Profits Interests         $   79,938      $  115,284     $  168,596
   General and
      administrative                   143,103         143,004        139,215
                                     ---------       ---------      ---------
                                    $  223,041      $  258,288     $  307,811
                                     ---------       ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $1,193,157      $  774,356     $1,015,096

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           3,732            -              -
                                     ---------       ---------      ---------

NET INCOME                          $1,196,889      $  774,356     $1,015,096
                                     =========       =========      =========
GENERAL PARTNER -
   NET INCOME                       $  126,336      $   87,636     $  115,696
                                     =========       =========      =========
LIMITED PARTNERS -
   NET INCOME                       $1,070,553      $  686,720     $  899,400
                                     =========       =========      =========
NET INCOME
   per Unit                         $     9.91      $     6.35     $     8.32
                                     =========       =========      =========
UNITS OUTSTANDING                      108,074         108,074        108,074
                                     =========       =========      =========





              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2003, 2002, and 2001


                              Limited            General
                              Partners           Partner          Combined
                            ------------        ----------      ------------

Balance, Dec. 31, 2000       $1,521,899         ($ 64,717)       $1,457,182
   Net income                   899,400           115,696         1,015,096
   Cash distributions       ( 1,253,000)        ( 128,536)      ( 1,381,536)
                              ---------           -------         ---------

Balance, Dec. 31, 2001       $1,168,299         ($ 77,557)       $1,090,742
   Net income                   686,720            87,636           774,356
   Cash distributions       (   563,000)        (  71,206)      (   634,206)
                              ---------           -------         ---------

Balance, Dec. 31, 2002       $1,292,019         ($ 61,127)       $1,230,892
   Net income                 1,070,553           126,336         1,196,889
   Cash distributions       ( 1,032,000)        ( 123,922)      ( 1,155,922)
                              ---------           -------         ---------

Balance, Dec. 31, 2003       $1,330,572         ($ 58,713)       $1,271,859
                              =========           =======         =========



              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002, and 2001

                                        2003           2002           2001
                                    ------------    ----------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,196,889      $774,356      $1,015,096
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                   (     3,732)         -               -
      Depletion of Net
         Profits Interests               79,938       115,284         168,596
      Gain on sale of
         Net Profits Interests      (    43,930)    (  37,624)    (    17,521)
      (Increase)decrease in
         accounts receivable
         - Net Profits              (     1,201)    (  70,331)        155,443
                                      ---------       -------       ---------

   Net cash provided by
      operating activities           $1,227,964      $781,685      $1,321,614
                                      ---------       -------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   26,919)    ($ 61,170)    ($   60,254)
   Proceeds from sale of
      Net Profits Interests              45,230        40,636          17,521
                                      ---------       -------       ---------

   Net cash provided (used) by
      investing activities           $   18,311     ($ 20,534)    ($   42,733)
                                      ---------       -------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,155,922)    ($634,206)    ($1,381,536)
                                      ---------       -------       ---------
   Net cash used by financing
      activities                    ($1,155,922)    ($634,206)    ($1,381,536)
                                      ---------       -------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $   90,353      $126,945     ($  102,655)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               309,227       182,282         284,937
                                      ---------       -------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $  399,580      $309,227      $  182,282
                                      =========       =======       =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                         REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements", effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 23, 2004

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 2003 and 2002


                                     ASSETS
                                     ------

                                                     2003              2002
                                                 ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $  581,527        $  433,562
   Accounts receivable:
      Net Profits                                    199,159           285,379
                                                   ---------         ---------

         Total current assets                     $  780,686        $  718,941

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                   1,190,694         1,170,405
                                                   ---------         ---------

                                                  $1,971,380        $1,889,346
                                                   =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                               ($   47,020)      ($   51,594)
   Limited Partners, issued and
     outstanding, 169,637 Units                    2,018,400         1,940,940
                                                   ---------         ---------

         Total Partners' capital                  $1,971,380        $1,889,346
                                                   =========         =========



              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 2003, 2002, and 2001

                                      2003             2002            2001
                                   ----------       ----------      ----------
REVENUES:
   Net Profits                     $1,993,107       $1,411,475      $1,886,577
   Interest income                      3,060            2,610          14,549
   Gain on sale of
      Net Profits Interests            55,610           47,198          23,494
                                    ---------        ---------       ---------

                                   $2,051,777       $1,461,283      $1,924,620

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $  121,245       $  177,473      $  272,549
   General and
      administrative                  211,602          211,234         206,717
                                    ---------        ---------       ---------
                                   $  332,847       $  388,707      $  479,266
                                    ---------        ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $1,718,930       $1,072,576      $1,445,534

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                          4,070             -               -
                                    ---------        ---------       ---------
NET INCOME                         $1,723,000       $1,072,576      $1,445,534
                                    =========        =========       =========
GENERAL PARTNER -
   NET INCOME                      $  182,540       $  122,969      $  167,610
                                    =========        =========       =========
LIMITED PARTNERS -
   NET INCOME                      $1,540,460       $  949,607      $1,277,744
                                    =========        =========       =========
NET INCOME
   per Unit                        $     9.08       $     5.60      $     7.53
                                    =========        =========       =========
UNITS OUTSTANDING                     169,637          169,637         169,637
                                    =========        =========       =========


              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2003, 2002, and 2001


                              Limited            General
                              Partners           Partner          Combined
                            ------------        ----------      ------------

Balance, Dec. 31, 2000       $2,352,589         ($ 86,997)       $2,265,592
   Net income                 1,277,744           167,610         1,445,354
   Cash distributions       ( 1,837,000)        ( 154,790)      ( 1,991,790)
                              ---------           -------         ---------

Balance, Dec. 31, 2001       $1,793,333         ($ 74,177)       $1,719,156
   Net income                   949,607           122,969         1,072,576
   Cash distributions       (   802,000)        ( 100,386)      (   902,386)
                              ---------           -------         ---------

Balance, Dec. 31, 2002       $1,940,940         ($ 51,594)       $1,889,346
   Net income                 1,540,460           182,540         1,723,000
   Cash distributions       ( 1,463,000)        ( 177,966)      ( 1,640,966)
                              ---------           -------         ---------

Balance, Dec. 31, 2003       $2,018,400         ($ 47,020)       $1,971,380
                              =========           =======         =========



              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002, and 2001

                                           2003           2002          2001
                                       ------------   ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $1,723,000     $1,072,576    $1,445,354
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                      (     4,070)         -             -
      Depletion of Net
         Profits Interests                 121,245        177,473       272,549
      Gain on sale of
         Net Profits Interests         (    55,610)   (    47,198)  (    23,494)
      (Increase) decrease in
         accounts receivable
         - Net Profits                 (     9,446)   (    96,400)      239,411
      Decrease in accounts
         receivable - General
         Partner                              -              -              512
                                         ---------      ---------     ---------

   Net cash provided by
      operating activities              $1,775,119     $1,106,451    $1,934,332
                                         ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   43,489)   ($   88,773)  ($  115,995)
   Proceeds from sale of
      Net Profits Interests                 57,301         51,341        23,925
                                         ---------      ---------     ---------

   Net cash provided (used)
      by investing activities           $   13,812    ($   37,432)  ($   92,070)
                                         ---------      ---------     ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,640,966)   ($  902,386)  ($1,991,790)
                                         ---------      ---------     ---------
   Net cash used by financing
      activities                       ($1,640,966)   ($  902,386)  ($1,991,790)
                                         ---------      ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS            $  147,965     $  166,633   ($  149,528)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  433,562        266,929       416,457
                                         ---------      ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $  581,527     $  433,562    $  266,929
                                         =========      =========     =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                         REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements", effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 23, 2004

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 2003 and 2002


                                     ASSETS
                                     ------
                                                     2003              2002
                                                 ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $  399,864        $  351,179
   Accounts receivable:
      Related party (Note 2)                            -                  416
      Net Profits                                    240,436           376,603
                                                   ---------         ---------

         Total current assets                     $  640,300        $  728,198

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                     436,463           448,053
                                                   ---------         ---------

                                                  $1,076,763        $1,176,251
                                                   =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                               ($   66,233)      ($   57,787)
   Limited Partners, issued and
     outstanding, 126,306 Units                    1,142,996         1,234,038
                                                   ---------         ---------

         Total Partners' capital                  $1,076,763        $1,176,251
                                                   =========         =========



              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 2003, 2002, and 2001

                                       2003            2002           2001
                                   ------------    ------------    ----------
REVENUES:
   Net Profits                      $1,573,059      $1,431,998     $2,142,197
   Interest income                       2,788           3,567         15,881
   Gain (loss) on sale of
      Net Profits Interests               -        (     5,853)         2,642
                                     ---------       ---------      ---------

                                    $1,575,847      $1,429,712     $2,160,720

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests             $   92,194      $  268,612     $  247,384
   General and
      administrative                   160,974         158,592        156,424
                                     ---------       ---------      ---------
                                    $  253,168      $  427,204     $  403,808
                                     ---------       ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $1,322,679      $1,002,508     $1,756,912

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                     (       439)           -              -
                                     ---------       ---------      ---------

NET INCOME                          $1,322,240      $1,002,508     $1,756,912
                                     =========       =========      =========
GENERAL PARTNER -
   NET INCOME                       $  140,282      $  124,069     $  196,368
                                     =========       =========      =========
LIMITED PARTNERS -
   NET INCOME                       $1,181,958      $  878,439     $1,560,544
                                     =========       =========      =========
NET INCOME
   per Unit                         $     9.36      $     6.95     $    12.36
                                     =========       =========      =========
UNITS OUTSTANDING                      126,306         126,306        126,306
                                     =========       =========      =========



              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2003, 2002, and 2001


                              Limited            General
                              Partners           Partner          Combined
                            ------------        ----------      ------------

Balance, Dec. 31, 2000       $1,771,055         ($ 54,697)       $1,716,358
   Net income                 1,560,544           196,368         1,756,912
   Cash distributions       ( 1,858,000)        ( 213,290)      ( 2,071,290)
                              ---------           -------         ---------

Balance, Dec. 31, 2001       $1,473,599         ($ 71,619)       $1,401,980
   Net income                   878,439           124,069         1,002,508
   Cash distributions       ( 1,118,000)        ( 110,237)      ( 1,228,237)
                              ---------           -------         ---------

Balance, Dec. 31, 2002       $1,234,038         ($ 57,787)       $1,176,251
   Net income                 1,181,958           140,282         1,322,240
   Cash distributions       ( 1,273,000)         (148,728)      ( 1,421,728)
                              ---------           -------         ---------

Balance, Dec. 31, 2003       $1,142,996         ($ 66,233)       $1,076,763
                              =========           =======         =========



              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002, and 2001

                                           2003           2002           2001
                                      ------------   ------------   -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                          $1,322,240     $1,002,508     $1,756,912
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                             439           -              -
      Depletion of Net
        Profits Interests                  92,194        268,612        247,384
      Gain (loss) on sale of
         Net Profits Interests               -             5,853    (     2,642)
      (Increase) decrease in
         accounts receivable-
         related party                          5    (         5)          -
      (Increase) decrease in
         accounts receivable -
         Net Profits                       79,535    (    44,241)       194,241
                                        ---------      ---------      ---------

   Net cash provided by
     operating activities              $1,494,413     $1,232,727     $2,195,895
                                        ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               ($   24,938)   ($   73,913)   ($  146,878)
   Proceeds from sale of
      Net Profits Interests                   938           -             3,414
                                        ---------      ---------      ---------

   Net cash used by
      investing activities            ($   24,000)   ($   73,913)   ($  143,464)
                                        ---------      ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                 ($1,421,728)   ($1,228,237)   ($2,071,290)
                                        ---------      ---------      ---------
   Net cash used by financing
      activities                      ($1,421,728)   ($1,228,237)   ($2,071,290)
                                        ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           $   48,685    ($   69,423)   ($   18,859)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 351,179        420,602        439,461
                                        ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                     $  399,864     $  351,179     $  420,602
                                        =========      =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                         REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements", effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 23, 2004

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 2003 and 2002

                                     ASSETS
                                     ------
                                                   2003              2002
                                               ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  337,494        $  252,994
   Accounts receivable:
      Net Profits                                     -               65,132
                                                 ---------         ---------

         Total current assets                   $  337,494        $  318,126

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                   616,277           612,748
                                                 ---------         ---------

                                                $  953,771        $  930,874
                                                 =========         =========


                        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                        -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $    3,810        $     -
                                                 ---------         ---------
         Total current liabilities              $    3,810        $     -

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   59,667)      ($   70,113)
   Limited Partners, issued and
     outstanding, 118,449 Units                  1,009,628         1,000,987
                                                 ---------         ---------

         Total Partners' capital                $  949,961        $  930,874
                                                 =========         =========

                                                $  953,771        $  930,874
                                                 =========         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Operations
              For the Years Ended December 31, 2003, 2002, and 2001

                                      2003             2002             2001
                                   ----------        --------        ----------
REVENUES:
   Net Profits                     $1,280,650        $885,782        $1,642,743
   Interest income                      2,365           2,106            15,990
   Gain on sale of
      Net Profits Interests              -              9,113            43,097
                                    ---------         -------         ---------

                                   $1,283,015        $897,001        $1,701,830

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $   79,637        $103,212        $  127,298
   General and
      administrative                  152,225         149,875           147,835
                                    ---------         -------         ---------
                                   $  231,862        $253,087        $  275,133
                                    ---------         -------         ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $1,051,153        $643,914        $1,426,697

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                          2,785            -                 -
                                    ---------         -------         ----------

NET INCOME                         $1,053,938        $643,914        $1,426,697
                                    =========         =======         =========
GENERAL PARTNER -
   NET INCOME                      $   78,297        $ 36,219        $   75,627
                                    =========         =======         =========
LIMITED PARTNERS -
   NET INCOME                      $  975,641        $607,695        $1,351,070
                                    =========         =======         =========
NET INCOME
   per Unit                        $     8.24        $   5.13        $    11.41
                                    =========         =======         =========
UNITS OUTSTANDING                     118,449         118,449           118,449
                                    =========         =======         =========



              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2003, 2002, and 2001


                              Limited            General
                              Partners           Partner          Combined
                            ------------        ---------       ------------

Balance, Dec. 31, 2000       $1,583,222         ($60,882)        $1,522,340
   Net income                 1,351,070           75,627          1,426,697
   Cash distributions       ( 1,996,000)        ( 89,533)       ( 2,085,533)
                              ---------           ------          ---------

Balance, Dec. 31, 2001       $  938,292         ($74,788)        $  863,504
   Net income                   607,695           36,219            643,914
   Cash distributions       (   545,000)        ( 31,544)       (   576,544)
                              ---------           ------          ---------

Balance, Dec. 31, 2002       $1,000,987         ($70,113)        $  930,874
   Net income                   975,641           78,297          1,053,938
   Cash distributions       (   967,000)        ( 67,851)       ( 1,034,851)
                              ---------           ------          ---------

Balance, Dec. 31, 2003       $1,009,628         ($59,667)        $  949,961
                              =========           ======          =========


              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002, and 2001

                                           2003          2002          2001
                                       ------------   ----------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $1,053,938     $643,914     $1,426,697
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                      (     2,785)        -              -
      Depletion of Net
         Profits Interests                  79,637      103,212        127,298
      Gain on sale of
         Net Profits Interests                -       (   9,113)   (    43,097)
      (Increase) decrease in
         accounts receivable -
         Net Profits                   (     3,357)   (  14,540)       301,093
                                         ---------      -------      ---------

   Net cash provided by
     operating activities               $1,127,433     $723,473     $1,811,991
                                         ---------      -------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   16,739)   ($ 76,041)   ($   38,301)
   Proceeds from sale of
      Net Profits Interests                  8,657       10,398         43,097
                                         ---------      -------      ---------
   Net cash provided (used)
      by investing activities          ($    8,082)   ($ 65,643)    $    4,796
                                         ---------      -------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,034,851)   ($576,544)   ($2,085,533)
                                         ---------      -------      ---------
   Net cash used by financing
      activities                       ($1,034,851)   ($576,544)   ($2,085,533)
                                         ---------      -------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS            $   84,500     $ 81,286    ($  268,746)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  252,994      171,708        440,454
                                         ---------      -------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $  337,494     $252,994     $  171,708
                                         =========      =======      =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                         REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements", effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 23, 2004

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 2003 and 2002

                                     ASSETS
                                     ------
                                                    2003              2002
                                                ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  567,735        $  317,796
   Accounts receivable:
      Net Profits                                      -              146,070
                                                  ---------         ---------

         Total current assets                    $  567,735        $  463,866

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  1,264,192         1,196,952
                                                  ---------         ---------

                                                 $1,831,927        $1,660,818
                                                  =========         =========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $   39,658        $    -
                                                  ---------         ---------
         Total current liabilities               $   39,658        $    -

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   60,944)      ($   67,729)
   Limited Partners, issued and
     outstanding, 143,041 Units                   1,853,213         1,728,547
                                                  ---------         ---------

         Total Partners' capital                 $1,792,269        $1,660,818
                                                  =========         =========

                                                 $1,831,927        $1,660,818
                                                  =========         =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       Combined Statements of Operations
             For the Years Ended December 31, 2003, 2002, and 2001

                                          2003           2002          2001
                                       ----------     ----------    ----------
REVENUES:
   Net Profits                         $2,347,266     $1,476,251    $2,282,475
   Interest income                          3,518          2,815        22,996
   Gain on sale of Net
      Profits Interests                      -            10,267        52,686
                                        ---------      ---------     ---------

                                       $2,350,784     $1,489,333    $2,358,157

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                $  143,634     $  183,386    $  219,854
   General and
     administrative                       179,618        177,161       174,853
                                        ---------      ---------     ---------
                                       $  323,252     $  360,547    $  394,707
                                        ---------      ---------     ---------

INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                              $2,027,532     $1,128,786    $1,963,450

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)                  1,477           -             -
                                        ---------      ---------     ---------

NET INCOME                             $2,029,009     $1,128,786    $1,963,450
                                        =========      =========     =========
GENERAL PARTNER -
   NET INCOME                          $  215,343     $  129,102    $  130,157
                                        =========      =========     =========
LIMITED PARTNERS -
   NET INCOME                          $1,813,666     $  999,684    $1,833,293
                                        =========      =========     =========
NET INCOME
   per Unit                            $    12.68     $     6.99    $    12.82
                                        =========      =========     =========
UNITS OUTSTANDING                         143,041        143,041       143,041
                                        =========      =========     =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2003, 2002, and 2001


                                Limited            General
                                Partners           Partner          Combined
                              ------------        ----------      ------------

Balance, Dec. 31, 2000         $2,700,570         ($ 75,505)       $2,625,065
   Net income                   1,833,293           130,157         1,963,450
   Cash distributions         ( 2,893,000)        ( 142,562)      ( 3,035,562)
                                ---------           -------         ---------

Balance, Dec. 31, 2001         $1,640,863         ($ 87,910)       $1,552,953
   Net income                     999,684           129,102         1,128,786
   Cash distributions         (   912,000)        ( 108,921)      ( 1,020,921)
                                ---------           -------         ---------

Balance, Dec. 31, 2002         $1,728,547         ($ 67,729)       $1,660,818
   Net income                   1,813,666           215,343         2,029,009
   Cash distributions         ( 1,689,000)        ( 208,558)      ( 1,897,558)
                                ---------           -------         ---------

Balance, Dec. 31, 2003         $1,853,213         ($ 60,944)       $1,792,269
                                =========           =======         =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002, and 2001

                                        2003            2002           2001
                                    ------------    ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,029,009      $1,128,786     $1,963,450
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of
         change in accounting
         for asset retirement
         obligations (Note #1)      (     1,477)           -              -
      Depletion of Net
        Profits Interests               143,634         183,386        219,854
      Gain on sale of
        Net Profits Interests              -        (    10,267)   (    52,686)
      (Increase) decrease in
        accounts receivable -
        Net Profits                 (    20,933)    (    83,527)       366,662
                                      ---------       ---------      ---------

   Net cash provided by
      operating activities           $2,150,233      $1,218,378     $2,497,280
                                      ---------       ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($    7,948)    ($   78,281)   ($   18,289)
   Proceeds from sale of
      Net Profits Interests               5,212          11,319         52,686
                                      ---------       ---------      ---------

   Net cash provided (used)
      by investing activities       ($    2,736)    ($   66,962)    $   34,397
                                      ---------       ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,897,558)    ($1,020,921)   ($3,035,562)
                                      ---------       ---------      ---------
   Net cash used by financing
      activities                    ($1,897,558)    ($1,020,921)   ($3,035,562)
                                      ---------       ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  249,939      $  130,495    ($  503,885)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               317,796         187,301        691,186
                                      ---------       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  567,735      $  317,796     $  187,301
                                      =========       =========      =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
                   Notes to the Combined Financial Statements
             For the Periods Ended December 31, 2003, 2002, and 2001


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

      For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General
Partner". An affiliate of the General Partner owned the following Units at December 31, 2003:


                                                 Percent of
                               Number of         Outstanding
            Partnership       Units Owned          Units
            -----------       -----------        -----------

                 P-1             29,811             27.6%
                 P-3             67,813             40.0%
                 P-4             32,507             25.7%
                 P-5             27,448             23.2%
                 P-6             19,751             13.8%


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

      After payout, operations and revenues for the Partnerships have been and will be allocated using the 10%/90% after payout percentages set forth in Footnote 3 to the table above. The Partnerships achieved payout during the following periods:

            Partnership                   Payout Occurred
            -----------                   ---------------
                 P-1                       3rd Qtr. 1998
                 P-3                       2nd Qtr. 2000
                 P-4                       4th Qtr. 1999
                 P-5                       3rd Qtr. 2003
                 P-6                       3rd Qtr. 2001


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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate, which includes accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2003, 2002, and 2001 were as follows:

                  Partnership       2003        2002        2001
                  -----------       -----       -----       -----

                      P-1           $1.21       $1.69       $2.36
                      P-3            1.28        1.80        2.61
                      P-4            1.43        2.68        2.39
                      P-5            1.36        1.46        1.64
                      P-6            1.28        1.51        1.74

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No non-cash charges against earnings (impairment provisions) were recorded by the Partnerships during the three years ended December 31, 2003.

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

      Also included in accounts receivable (payable) - Net Profits are the estimated asset retirement obligations (see "New Accounting Pronouncements") and the amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average annual production costs per Mcf.

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


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accounts receivable (payable) - Net Profits includes accrued liabilities, accrued lease operating expenses, asset retirement obligations, and deferred lease operating expenses related to gas balancing which involve estimates that could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


      New Accounting Pronouncements

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation (included in accounts receivable - Net Profits), resulting in a decrease of accounts receivable - Net Profits, in the following approximate amounts for each
Partnership:

                                      Increase
                                    (Decrease) in
                                    Net Income for
                   Increase in      the Change in          Asset
                   Net Profits        Accounting         Retirement
Partnership         Interests         Principle          Obligation
-----------        -----------      --------------       ----------

   P-1              $ 59,000         $  4,000            $ 55,000
   P-3                99,000            4,000              95,000
   P-4                54,000        (     400)             54,000
   P-5                72,000            3,000              69,000
   P-6               206,000            1,000             205,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in Net Profits Interests.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For 2003, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $3,000, $5,000, $5,000, $3,000, and $9,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the year ended December 31, 2003 are as shown below.

                                 P-1 Partnership
                                 ---------------
                                                                  2003
                                                               ----------

Asset Retirement Obligation, January 1, 2003                    $ 55,495
Additions and Revisions                                               79
Settlements and Disposals                                      (   1,737)
Accretion Expense                                                  2,551
                                                                 -------
Asset Retirement Obligation, December 31, 2003                  $ 56,388
                                                                 =======

                                 P-3 Partnership
                                 ---------------
                                                                  2003
                                                               ----------

Asset Retirement Obligation, January 1, 2003                    $ 94,622
Additions and Revisions                                              247
Settlements and Disposals                                      (   3,483)
Accretion Expense                                                  4,280
                                                                 -------
Asset Retirement Obligation, December 31, 2003                  $ 95,666
                                                                 =======

                                 P-4 Partnership
                                 ---------------
                                                                  2003
                                                               ----------

Asset Retirement Obligation, January 1, 2003                    $ 53,986
Additions and Revisions                                              354
Accretion Expense                                                  2,292
                                                                 -------
Asset Retirement Obligation, December 31, 2003                  $ 56,632
                                                                 =======

                                 P-5 Partnership
                                 ---------------
                                                                  2003
                                                               ----------

Asset Retirement Obligation, January 1, 2003                    $ 68,918
Additions and Revisions                                              141
Accretion Expense                                                  3,240
                                                                 -------
Asset Retirement Obligation, December 31, 2003                  $ 72,299
                                                                 =======

                                 P-6 Partnership
                                 ---------------
                                                                  2003
                                                               ----------

Asset Retirement Obligation, January 1, 2003                    $204,576
Additions and Revisions                                               50
Accretion Expense                                                  2,035
                                                                 -------
Asset Retirement Obligation, December 31, 2003                  $206,661
                                                                 =======

      Had FAS No. 143 been adopted at January 1, 2001 the amount of the asset retirement obligation at that date and at December 31, 2001 and 2002 would not have been materially different from the amount recorded at January 1, 2003. If this accounting policy had been in effect on January 1, 2002, the proforma impact on the P-1, P-3, P-4, P-5, and P-6 Partnerships during 2002 would have been an increase in Depletion of Net Profits Interests of approximately $3,000, $5,000, $4,000, $3,000, and $9,000. If this accounting policy had been in effect on January 1, 2001, the proforma impact on the P-1, P-3, P-4, P-5, and P-6 Partnerships during 2001 would have been an increase in Depletion of Net Profits Interests of approximately $3,000, $8,000, $4,000, $3,000, and $11,000.


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2003, 2002, and 2001:

            Partnership        2003         2002        2001
            -----------      --------     --------    --------

                 P-1          113,760     $113,760    $113,760
                 P-3          178,560      178,560     178,560
                 P-4          132,960      132,960     132,960
                 P-5          124,680      124,680     124,680
                 P-6          150,564      150,564     150,564

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


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to each of the Partnership's Net Profits Interest during the years ended December 31, 2003, 2002, and 2001:


                                                    Percentage
                                           -----------------------------
Partnership     Purchaser                  2003        2002        2001
----------- --------------------           -----       -----       -----

    P-1       Cinergy Marketing
                ("Cinergy")                14.3%         -           -
              El Paso Energy
                Marketing Company
                ("El Paso")                  -         17.5%       22.7%
              ONEOK Gas Marketing
                Company ("ONEOK")            -           -         12.0%

    P-3       Cinergy                      13.2%         -           -
              El Paso                        -         17.4%       22.3%
              ONEOK                          -           -         10.1%

    P-4       Eaglwing Trading, Inc.       25.9%       23.3%         -
              Valero Industrial
                Gas LP                     22.8%       20.3%       24.2%
              Conoco, Inc.                   -         15.7%       11.0%
              El Paso                        -         11.9%       20.2%
              Philbro Energy, Inc.           -           -         26.9%

    P-5           Cinergy                  27.0%         -           -
                  Enogex Services
                    Corporation            18.3%         -           -
                  ONEOK                    14.4%       12.0%         -
                  Duke Energy Field
                    Services, Inc.
                    ("Duke")               13.6%         -           -
                  El Paso                    -         59.2%       80.7%

    P-6           Duke                     22.9%       18.0%         -
                  Kinder Morgan, Inc.      18.0%         -           -
                  Cinergy                  15.2%         -           -
                  El Paso                   -          28.0%       44.1%
                  Tejas Gas Marketing
                    Company                 -            -         15.1%

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


      Capitalized Costs

      Capitalized costs and accumulated depletion at December 31, 2003 and 2002 were as follows:

                                 P-1 Partnership
                                 ---------------

                                              2003             2002
                                          ------------      -------------
Net Profits Interests in proved
  oil and gas properties                   $6,585,411        $ 6,581,374

Less accumulated depletion
  and valuation allowance                 ( 5,852,988)      (  5,854,752)
                                            ---------         ----------
  Net Profits Interests, net               $  732,423        $   726,622
                                            =========         ==========

                                 P-3 Partnership
                                 ---------------

                                              2003                2002
                                          ------------      -------------
Net Profits Interests in proved
   oil and gas properties                  $9,972,636        $10,088,679

Less accumulated depletion
   and valuation allowance                ( 8,781,942)      (  8,918,274)
                                            ---------         ----------
   Net Profits Interests, net              $1,190,694        $ 1,170,405
                                            =========         ==========


                                P-4 Partnership
                                ---------------

                                              2003                2002
                                          ------------      -------------
Net Profits Interests in proved
   oil and gas properties                  $8,290,388        $ 8,228,148

Less accumulated depletion
   and valuation allowance                ( 7,853,925)      (  7,780,095)
                                            ---------         ----------
   Net Profits Interests, net              $  436,463        $   448,053
                                            =========         ==========


                                 P-5 Partnership
                                 ---------------

                                              2003                2002
                                          ------------      -------------
Net Profits Interests in proved
   oil and gas properties                  $9,432,867        $ 9,387,567

Less accumulated depletion
   and valuation allowance                ( 8,816,590)      (  8,774,819)
                                            ---------         ----------
   Net Profits Interest, net               $  616,277        $   612,748
                                            =========         ==========

                                P-6 Partnership
                                ---------------

                                               2003               2002
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $11,391,974       $11,469,414

Less accumulated depletion
   and valuation allowance                ( 10,127,782)     ( 10,272,462)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,264,192       $ 1,196,952
                                            ==========        ==========


      Costs Incurred

      No property acquisition or exploration costs were incurred by the Partnerships during the three years ended December 31, 2003. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2003, 2002, and 2001. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships.


      Partnership                  2003(1)        2002        2001
      -----------                  -------      -------   --------

           P-1                     $26,919      $61,170     $ 60,254
           P-3                      43,489       88,773      115,995
           P-4                      24,938       73,913      146,878
           P-5                      16,739       76,041       38,301
           P-6                       7,948       78,281       18,289

      ---------------

(1) Excludes the estimated asset retirement costs for the P-1, P-3, P-4, P-5, and P-6 Partnerships of approximately $32,000, $56,000, $37,000, $44,000, and $149,000, respectively, recorded as part of the FAS No. 143 implementation.

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


                                P-1 Partnership
                                ---------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, December 31, 2000         188,906     1,826,065
  Production                              ( 23,073)   (  290,969)
  Sales of minerals in place              (    557)   (      603)
  Revisions of previous estimates         ( 13,407)      252,859
                                           -------     ---------

Proved reserves, December 31, 2001         151,869     1,787,352
  Production                              ( 20,652)   (  286,109)
  Sales of minerals in place                  -       (   24,441)
  Extensions and discoveries                 3,020        84,663
  Revisions of previous estimates           26,101       171,515
                                           -------     ---------

Proved reserves, December 31, 2002         160,338     1,732,980
  Production                              ( 18,624)   (  284,754)
  Sales of minerals in place              (  1,899)   (   35,150)
  Extensions and discoveries                 2,324         2,792
  Revisions of previous estimates           66,134       850,842
                                           -------     ---------

Proved reserves, December 31, 2003         208,273     2,266,710
                                           =======     =========

PROVED DEVELOPED RESERVES:
      December 31, 2001                    151,869     1,787,352
                                           =======     =========
      December 31, 2002                    160,338     1,732,980
                                           =======     =========
      December 31, 2003                    208,273     2,266,710
                                           =======     =========

                                P-3 Partnership
                                ---------------

                                           Crude        Natural
                                            Oil          Gas
                                        (Barrels)       (Mcf)
                                        ---------     -----------

Proved reserves, December 31, 2000         252,875     3,080,745
  Production                              ( 29,759)   (  447,621)
  Sales of minerals in place              (    742)   (    2,685)
  Extensions and discoveries                 2,709        14,712
  Revisions of previous estimates         ( 19,464)      276,198
                                           -------     ---------

Proved reserves, December 31, 2001         205,619     2,921,349
  Production                              ( 26,541)   (  433,484)
  Sales of minerals in place                  -       (   30,718)
  Extensions and discoveries                 4,543       121,217
  Revisions of previous estimates           33,066       323,117
                                           -------     ---------

Proved reserves, December 31, 2002         216,687     2,901,481
  Production                              ( 23,935)   (  425,803)
  Sales of minerals in place              (  2,398)   (   44,904)
  Extensions and discoveries                 4,154         5,815
  Revisions of previous estimates           81,987     1,282,716
                                           -------     ---------

Proved reserves, December 31, 2003         276,495     3,719,305
                                           =======     =========
PROVED DEVELOPED RESERVES:
      December 31, 2001                    205,619     2,921,349
                                           =======     =========
      December 31, 2002                    216,687     2,901,481
                                           =======     =========
      December 31, 2003                    276,495     3,719,305
                                           =======     =========

                                P-4 Partnership
                                ---------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, December 31, 2000          64,699     2,400,809
  Production                               (38,934)   (  388,416)
  Sales of minerals in place               (    62)   (    3,524)
  Extensions and discoveries                50,363       169,655
  Revisions of previous estimates           14,230    (   95,342)
                                            ------     ---------

Proved reserves, December 31, 2001          90,296     2,083,182
  Production                               (26,054)   (  444,617)
  Sales of minerals in place                  -       (   43,199)
  Extensions and discoveries                 2,359        52,147
  Revisions of previous estimates          (37,086)      361,135
                                            ------     ---------

Proved reserves, December 31, 2002          29,515     2,008,648
  Production                               (21,439)   (  258,598)
  Extensions and discoveries                    19         3,707
  Revisions of previous estimates           57,895       344,786
                                            ------     ---------

Proved reserves, December 31, 2003          65,990     2,098,543
                                            ======     =========

PROVED DEVELOPED RESERVES:
      December 31, 2001                     87,867     2,059,176
                                            ======     =========
      December 31, 2002                     27,086     1,984,642
                                            ======     =========
      December 31, 2003                     63,561     2,074,944
                                            ======     =========

                                P-5 Partnership
                                ---------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, December 31, 2000          33,412     2,385,944
  Production                               ( 4,781)   (  438,194)
  Sales of minerals in place               (   229)   (    3,593)
  Extensions and discoveries                  -           18,889
  Revisions of previous estimates            1,501       377,619
                                            ------     ---------

Proved reserves, December 31, 2001          29,903     2,340,665
  Production                               ( 6,223)   (  386,565)
  Sales of minerals in place               (    60)   (    7,037)
  Extensions and discoveries                13,919        93,056
  Revisions of previous estimates            7,248       166,776
                                            ------     ---------

Proved reserves, December 31, 2002          44,787     2,206,895
  Production                               ( 6,364)   (  313,632)
  Sales of minerals in place                  -       (        1)
  Revisions of previous estimates            9,047       453,379
                                            ------     ---------

Proved reserves, December 31, 2003          47,470     2,346,641
                                            ======     =========
PROVED DEVELOPED RESERVES:
  December 31, 2001                         29,903     2,340,665
                                            ======     =========
  December 31, 2002                         44,787     2,206,895
                                            ======     =========
  December 31, 2003                         47,470     2,346,641
                                            ======     =========

                                P-6 Partnership
                                ---------------

                                            Crude       Natural
                                             Oil          Gas
                                          (Barrels)      (Mcf)
                                          ---------   -----------

Proved reserves, December 31, 2000         113,104     4,195,462
  Production                              ( 13,190)   (  678,969)
  Sales of minerals in place              (     73)   (    1,212)
  Extensions and discoveries                  -            6,483
  Revisions of previous estimates         (  6,143)      432,317
                                           -------     ---------

Proved reserves, December 31, 2001          93,698     3,954,081
  Production                              ( 15,089)   (  636,758)
  Sales of minerals in place              (     63)   (    7,595)
  Extensions and discoveries                15,007       107,938
  Revisions of previous estimates           20,662       506,262
                                           -------     ---------

Proved reserves, December 31, 2002         114,215     3,923,928
  Production                              ( 15,939)   (  577,123)
  Revisions of previous estimates           27,563       763,881
                                           -------     ---------

Proved reserves, December 31, 2003         125,839     4,110,686
                                           =======     =========
PROVED DEVELOPED RESERVES:
  December 31, 2001                         93,698     3,954,081
                                           =======     =========
  December 31, 2002                        114,215     3,923,928
                                           =======     =========
  December 31, 2003                        125,839     4,110,686
                                           =======     =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2003 and 2002 are as follows:

                                 P-1 Partnership
                                 ---------------


                                                 2003
                         ---------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                         ---------     ---------     ---------     ---------

Total Revenues           $387,144      $381,855      $329,721      $317,478
Gross Profit(1)           361,419       365,392       306,678       302,771
Net Income                324,187       326,738       273,879       272,085
Limited Partners'
   Net Income
   Per Unit                  2.68          2.71          2.26          2.26


                                                2002
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues           $186,554      $256,672      $282,844      $306,574
Gross Profit(1)           156,014       230,993       256,853       273,500
Net Income                110,642       197,085       224,034       242,595
Limited Partners'
   Net Income
   Per Unit                   .90          1.62          1.84          1.99

-----------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-3 Partnership
                                 ---------------

                                                 2003
                         ---------------------------------------------------
                           First        Second         Third        Fourth
                          Quarter       Quarter       Quarter       Quarter
                         ---------     ---------     ---------     ---------

Total Revenues           $549,486      $571,428      $475,740      $455,123
Gross Profit(1)           512,012       543,756       442,102       432,662
Net Income                458,027       488,285       391,411       385,277
Limited Partners'
   Net Income
   Per Unit                  2.41          2.58          2.06          2.03

                                                2002
                        ---------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ---------

Total Revenues           $261,485      $366,608      $401,101      $432,089
Gross Profit(1)           213,180       325,700       362,298       382,632
Net Income                149,660       275,320       312,518       335,078
Limited Partners'
   Net Income
   Per Unit                   .77          1.44          1.64          1.75



------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-4 Partnership
                                 ---------------

                                               2003
                        --------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     --------

Total Revenues          $511,516      $434,810      $358,498      $271,023
Gross Profit(1)          483,557       419,755       334,988       245,353
Net Income               438,118       376,799       297,050       210,273
Limited Partners'
   Net Income
   Per Unit                 3.10          2.68          2.10          1.48

                                               2002
                        --------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     --------

Total Revenues          $337,201      $389,844      $403,479      $299,188
Gross Profit(1)          288,509       355,668       286,675       230,248
Net Income               239,022       318,021       250,029       195,436
Limited Partners'
   Net Income
   Per Unit                 1.67          2.24          1.70          1.34

---------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-5 Partnership
                                 ---------------

                                                2003
                        --------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     --------

Total Revenues          $446,994      $313,378      $289,476      $233,167
Gross Profit(1)          430,669       288,313       274,839       209,557
Net Income               390,634       247,488       239,208       176,608
Limited Partners'
   Net Income
   Per Unit                 3.13          1.98          1.80          1.33

                                               2002
                        --------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     --------

Total Revenues          $164,561      $266,293      $234,285      $231,862
Gross Profit(1)          140,947       241,805       215,339       195,698
Net Income                93,771       206,262       180,875       163,006
Limited Partners'
   Net Income
   Per Unit                  .74          1.65          1.45          1.29



------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-6 Partnership
                                 ---------------

                                                2003
                        --------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     --------

Total Revenues          $722,864      $722,350      $457,829      $447,741
Gross Profit(1)          688,470       680,373       424,305       414,002
Net Income               640,302       632,881       381,441       374,385
Limited Partners'
   Net Income
   Per Unit                 4.01          3.95          2.38          2.34

                                                2002
                        --------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     --------

Total Revenues          $324,518      $479,250      $376,121      $309,444
Gross Profit(1)          269,261       429,345       350,229       257,112
Net Income               214,838       387,223       308,936       217,789
Limited Partners'
   Net Income
   Per Unit                 1.32          2.40          1.93          1.34



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

*23.2       Consent   of   Ryder   Scott   Company,   L.P.   for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-3.

*23.3       Consent   of   Ryder   Scott   Company,   L.P.   for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-4.

*23.4       Consent   of   Ryder   Scott   Company,   L.P.   for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-5.

*23.5       Consent   of   Ryder   Scott   Company,   L.P.   for   the   Geodyne
            Institutional/Pension Energy Income Limited Partnership P-6.

*31.1       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*31.2       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*31.3       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*31.4       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*31.5       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*31.6       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*31.7       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*31.8       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*31.9       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*31.10      Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

*32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

*32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.



      All other Exhibits are omitted as inapplicable.

      ----------

      *Filed herewith.