Form 10-Q
period 2004-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2004-05-12
CIK 850427, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  417,680        $  399,580
   Accounts receivable:
      Net Profits                                188,333           139,856
                                              ----------        ----------
        Total current assets                  $  606,013        $  539,436

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 714,824           732,423
                                              ----------        ----------
                                              $1,320,837        $1,271,859
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   51,858)      ($   58,713)
   Limited Partners, issued and
      outstanding, 108,074 units               1,372,695         1,330,572
                                              ----------        ----------
        Total Partners' capital               $1,320,837        $1,271,859
                                              ==========        ==========














         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $418,377          $386,625
   Interest income                                   410               519
   Gain on sale of Net Profits
      Interests                                      525                 -
                                                --------          --------
                                                $419,312          $387,144

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 18,698          $ 25,725
   General and administrative
      (Note 2)                                    36,431            40,964
                                                --------          --------
                                                $ 55,129          $ 66,689
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $364,183          $320,455

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             3,732
                                                --------          --------

NET INCOME                                      $364,183          $324,187
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 38,060          $ 34,346
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $326,123          $289,841
                                                ========          ========
NET INCOME per unit                             $   3.02          $   2.68
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========










         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                   2004           2003
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $364,183       $324,187
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (   3,732)
      Depletion of Net Profits
        Interests                                  18,698         25,725
      Gain on sale of Net Profits
        Interests                               (     525)             -
      Increase in accounts receivable -
        Net Profits                             (  49,447)     (  99,189)
                                                 --------       --------
Net cash provided by operating
   activities                                    $332,909       $246,991
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          $      -      ($ 10,167)
   Proceeds from the sale of Net Profits
      Interests                                       396              -
                                                 --------       --------
Net cash provided (used) by investing
   activities                                    $    396      ($ 10,167)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($315,205)     ($244,263)
                                                 --------       --------
Net cash used by financing
   activities                                   ($315,205)     ($244,263)
                                                 --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 18,100      ($  7,439)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            399,580        309,227
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $417,680       $301,788
                                                 ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  635,409        $  581,527
   Accounts receivable:
      Net Profits                                266,873           199,159
                                              ----------        ----------
        Total current assets                  $  902,282        $  780,686

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,162,930         1,190,694
                                              ----------        ----------
                                              $2,065,212        $1,971,380
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   35,266)      ($   47,020)
   Limited Partners, issued and
      outstanding, 169,637 units               2,100,478         2,018,400
                                              ----------        ----------
        Total Partners' capital               $2,065,212        $1,971,380
                                              ==========        ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $621,114          $548,756
   Interest income                                   647               730
   Gain on sale of Net Profits
      Interests                                    1,049                 -
                                                --------          --------
                                                $622,810          $549,486

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 29,394          $ 37,474
   General and administrative
      (Note 2)                                    53,795            58,055
                                                --------          --------
                                                $ 83,189          $ 95,529
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $539,621          $453,957

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             4,070
                                                --------          --------

NET INCOME                                      $539,621          $458,027
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 56,543          $ 48,736
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $483,078          $409,291
                                                ========          ========
NET INCOME per unit                             $   2.85          $   2.41
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $539,621        $458,027
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (   4,070)
      Depletion of Net Profits
        Interests                                 29,394          37,474
      Gain on sale of Net Profits
        Interests                              (   1,049)              -
      Increase in accounts receivable -
        Net Profits                            (  69,180)      ( 150,528)
                                                --------        --------
Net cash provided by operating
   activities                                   $498,786        $340,903
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $      -       ($ 12,770)
   Proceeds from the sale of Net
      Profits Interests                              885           1,093
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $    885       ($ 11,677)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($445,789)      ($336,995)
                                                --------        --------
Net cash used by financing
   activities                                  ($445,789)      ($336,995)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 53,882       ($  7,769)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           581,527         433,562
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $635,409        $425,793
                                                ========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  455,277        $  399,864
   Accounts receivable:
      Net Profits                                262,001           240,436
                                              ----------        ----------
        Total current assets                  $  717,278        $  640,300

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 417,209           436,463
                                              ----------        ----------
                                              $1,134,487        $1,076,763
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   58,621)      ($   66,233)
   Limited Partners, issued and
      outstanding, 126,306 units               1,193,108         1,142,996
                                              ----------        ----------
        Total Partners' capital               $1,134,487        $1,076,763
                                              ==========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $400,259          $510,828
   Interest income                                   449               688
   Gain on sale of Net Profits
      Interests                                      962                 -
                                                --------          --------
                                                $401,670          $511,516

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 34,202          $ 27,959
   General and administrative
      (Note 2)                                    40,640            45,000
                                                --------          --------
                                                $ 74,842          $ 72,959
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $326,828          $438,557

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -         (     439)
                                                --------          --------

NET INCOME                                      $326,828          $438,118
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 35,716          $ 46,299
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $291,112          $391,819
                                                ========          ========
NET INCOME per unit                             $   2.30          $   3.10
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)
                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $326,828        $438,118
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -             439
      Depletion of Net Profits
        Interests                                 34,202          27,959
      Gain on sale of Net Profits
        Interests                              (     962)              -
      Settlement of asset retirement
        obligation                             (      77)              -
      Decrease in accounts receivable -
        related party                                  -               5
      Increase in accounts receivable -
        Net Profits                            (  25,112)      ( 106,219)
                                                --------        --------
Net cash provided by operating
   activities                                   $334,879        $360,302
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,310)       $      -
   Proceeds from sale of Net Profits
      Interests                                      948             410
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($ 10,362)       $    410
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($269,104)      ($260,610)
                                                --------        --------
Net cash used by financing
   activities                                  ($269,104)      ($260,610)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 55,413        $100,102

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           399,864         351,179
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $455,277        $451,281
                                                ========        ========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  349,283        $  337,494
   Accounts receivable:
      Net Profits                                    106                 -
                                              ----------        ----------
        Total current assets                  $  349,389        $  337,494

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 627,370           616,277
                                              ----------        ----------
                                              $  976,759        $  953,771
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $        -        $    3,810
                                              ----------        ----------
        Total current liabilities             $        -        $    3,810

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,208)      ($   59,667)
   Limited Partners, issued and
      outstanding, 118,449 units               1,031,967         1,009,628
                                              ----------        ----------
        Total Partners' capital               $  976,759        $  949,961
                                              ----------        ----------

                                              $  976,759        $  953,771
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)



                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $314,999          $446,483
   Interest income                                   394               511
   Gain on sale of Net Profits
      Interests                                      117                 -
                                                --------          --------
                                                $315,510          $446,994

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 30,380          $ 16,325
   General and administrative
      (Note 2)                                    38,426            42,820
                                                --------          --------
                                                $ 68,806          $ 59,145
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $246,704          $387,849

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,785
                                                --------          --------

NET INCOME                                      $246,704          $390,634
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 27,365          $ 20,048
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $219,339          $370,586
                                                ========          ========
NET INCOME per unit                             $   1.85          $   3.13
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                   2004           2003
                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $246,704       $390,634
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (   2,785)
      Depletion of Net Profits
        Interests                                  30,380         16,325
      Gain on sale of Net Profits
        Interests                               (     117)             -
      Increase in accounts receivable -
        Net Profits                             (  33,774)     ( 138,649)
                                                 --------       --------
Net cash provided by operating
   activities                                    $243,193       $265,525
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 11,615)     ($  1,251)
   Proceeds from the sale of Net
      Profits Interests                               117         13,383
                                                 --------       --------
Net cash provided (used) by investing
   activities                                   ($ 11,498)      $ 12,132
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($219,906)     ($148,733)
                                                 --------       --------
Net cash used by financing
   activities                                   ($219,906)     ($148,733)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 11,789       $128,924

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            337,494        252,994
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $349,283       $381,918
                                                 ========       ========

         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                March 31,      December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  557,422       $  567,735
   Accounts receivable:
      Net Profits                                  11,088                -
                                               ----------       ----------
        Total current assets                   $  568,510       $  567,735

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,245,000        1,264,192
                                               ----------       ----------
                                               $1,813,510       $1,831,927
                                               ==========       ==========

                           PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $        -       $   39,658
                                               ----------       ----------
        Total current liabilities              $        -       $   39,658



PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   53,828)     ($   60,944)
   Limited Partners, issued and
      outstanding, 143,041 units                1,867,338        1,853,213
                                               ----------       ----------
        Total Partners' capital                $1,813,510       $1,792,269
                                               ----------       ----------
                                               $1,813,510       $1,831,927
                                               ==========       ==========











         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $538,885          $722,232
   Interest income                                   642               632
   Gain on sale of Net Profits
      Interets                                        41                 -
                                                --------          --------
                                                $539,568          $722,864

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 36,087          $ 34,394
   General and administrative
      (Note 2)                                    45,360            49,645
                                                --------          --------
                                                $ 81,447          $ 84,039
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $458,121          $638,825

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             1,477
                                                --------          --------

NET INCOME                                      $458,121          $640,302
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 48,996          $ 66,930
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $409,125          $573,372
                                                ========          ========
NET INCOME per unit                             $   2.86          $   4.01
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $458,121        $640,302
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (   1,477)
      Depletion of Net Profits
        Interests                                 36,087          34,394
      Gain on sale of Net Profits
        Interests                              (      41)              -
      Increase in accounts receivable -
        Net Profits                            (  63,650)      ( 231,079)
                                                --------        --------
Net cash provided by operating
   activities                                   $430,517        $442,140
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  3,991)      ($  1,136)
   Proceeds from sale of Net Profits
      Interests                                       41          11,550
                                                --------        --------
Net cash provided (used) by investing
   activities                                  ($  3,950)       $ 10,414
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($436,880)      ($200,290)
                                                --------        --------
Net cash used by financing
   activities                                  ($436,880)      ($200,290)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH CASH EQUIVALENTS                       ($ 10,313)       $252,264

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           567,735         317,796
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $557,422        $570,060
                                                ========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2004, combined statements of operations for the three months ended March 31, 2004 and 2003, and combined statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2004, the combined results of operations for the three months ended March 31, 2004 and 2003, and the combined cash flows for the three months ended March 31, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

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

                                            Increase
                                           (Decrease)
                                              in
                                           Net Income
                            Increase        for the
                               in          Change in         Asset
                          Net Profits      Accounting      Retirement
        Partnerships       Interests       Principle       Obligation
        ------------      -----------      ----------      ----------
            P-1             $ 59,000         $4,000         $ 55,000
            P-3               99,000          4,000           95,000
            P-4               54,000        (   400)          54,000
            P-5               72,000          3,000           69,000
            P-6              206,000          1,000          205,000

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $1,000, $1,000, $1,000, $1,000 and $2,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three months ended March 31, 2004 and 2003 are as shown below.

                                 P-1 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004        3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $56,388           $55,495
      Accretion Expense                              623               640
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $57,011           $56,135
                                                 =======           =======

                                 P-3 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $95,666           $94,622
      Accretion Expense                            1,029             1,090
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $96,695           $95,712
                                                 =======           =======


                                 P-4 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                                3/31/2004        3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $56,632           $53,986
      Settlements and Disposals                 (  2,277)                -
      Accretion Expense                              451               512
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $54,806           $54,498
                                                 =======           =======


                                 P-5 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $72,299           $68,918
      Additions and revisions                      1,332                 -
      Accretion Expense                              604               694
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $74,235           $69,612
                                                 =======           =======

                                 P-6 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $206,661          $204,576
      Additions and revisions                        279                 -
      Accretion Expense                            1,384             1,841
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $208,324          $206,417
                                                ========          ========



2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                  $7,991                 $ 28,440
                P-3                   9,155                   44,640
                P-4                   7,400                   33,240
                P-5                   7,256                   31,170
                P-6                   7,719                   37,641

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      Depletion of the cost of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of their Net Profits Interests includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of a Net Profits Interest within a field exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the estimated discounted future cash flows from the Net Profits Interest.

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

      Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf. Also included in accounts receivable (payable) - Net Profits is the asset retirement obligation.


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

                                            Increase
                                           (Decrease)
                                              in
                                           Net Income
                            Increase        for the
                               in          Change in         Asset
                          Net Profits      Accounting      Retirement
        Partnerships       Interests       Principle       Obligation
        ------------      -----------      ----------      ----------
            P-1             $ 59,000         $4,000         $ 55,000
            P-3               99,000          4,000           95,000
            P-4               54,000        (   400)          54,000
            P-5               72,000          3,000           69,000
            P-6              206,000          1,000          205,000

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $1,000, $1,000, $1,000, $1,000 and $2,000 of an increase depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

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

                                 P-1 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             208,273        2,266,710
         Production                             (  5,644)      (   76,701)
         Sale of minerals in place              (     30)               -
         Revisions of previous
            estimates                           (  3,173)      (   10,382)
                                                 -------        ---------

      Proved reserves, March 31, 2004            199,426        2,179,627
                                                 =======        =========

                                 P-3 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             276,495        3,719,305
         Production                             (  7,208)      (  118,733)
         Sale of minerals in place              (     57)               -
         Revisions of previous
            estimates                           (  3,914)      (    6,355)
                                                 -------        ---------

      Proved reserves, March 31, 2004            265,316        3,594,217
                                                 =======        =========


                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              65,990        2,098,543
         Production                             (  4,775)      (   66,934)
         Sale of minerals in place              (     52)               -
         Revisions of previous
            estimates                                455           13,281
                                                 -------        ---------

      Proved reserves, March 31, 2004             61,618        2,044,890
                                                 =======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              47,470        2,346,641
         Production                             (  1,387)      (   73,924)
         Sale of minerals in place              (      5)               -
         Revisions of previous
            estimates                           (  6,089)      (   22,991)
                                                 -------        ---------

      Proved reserves, March 31, 2004             39,989        2,249,726
                                                 =======        =========

                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             125,839        4,110,686
         Production                             (  3,307)      (  127,504)
         Revisions of previous
            estimates                                928           18,194
                                                 -------        ---------

      Proved reserves, March 31, 2004            123,460        4,001,376
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2004 and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2004 will actually be realized for such production.

                               Net Present Value of Reserves
                         ----------------------------------------
Partnership                      3/31/04          12/31/03
-----------                    -----------      -----------
   P-1                         $ 7,181,805      $ 7,346,507
   P-3                          11,117,252       11,351,122
   P-4                           6,657,181        6,828,512
   P-5                           5,532,746        6,052,433
   P-6                           9,997,752       10,326,528


                                   Oil and Gas Prices
                         ----------------------------------------
  Pricing                        3/31/04          12/31/03
-----------                    -----------      -----------
Oil (Bbl)                      $     32.50      $     29.25
Gas (Mcf)                             5.63             5.77


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


      P-1 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $418,377         $386,625
      Barrels produced                               5,644            5,158
      Mcf produced                                  76,701           72,967
      Average price/Bbl                           $  30.66         $  29.95
      Average price/Mcf                           $   4.35         $   4.68

      As shown in the table above, total Net Profits increased $31,752 (8.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this increase, approximately (i) $15,000 and $17,000, respectively, were related to increases in volumes of oil and gas sold, (ii) $21,000 was related to a decrease in production expenses, and
      (iii) $4,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $25,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 486 barrels and 3,734 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004, which increase was partially offset by normal declines in production. The decrease in production expenses was primarily due to workover expenses incurred on two significant wells during the three months ended March 31, 2003. Average oil prices increased to $30.66 per barrel for the three months ended March 31, 2004 from $29.95 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.35 per Mcf for the three months ended March 31, 2004 from $4.68 per Mcf for the three months ended March 31, 2003.

      Depletion of Net Profits Interests decreased $7,027 (27.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of Net Profits, this expense decreased to 4.5% for the three months ended March 31, 2004 from 6.7% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses decreased $4,533 (11.1%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of Net Profits, these expenses decreased to 8.7% for the three months ended March 31, 2004 from 10.6% for the three months ended March 31, 2003. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2004  were   $15,936,558   or  147.46%  of   Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                         Three Months Ended March 31,
                                         ----------------------------
                                             2004             2003
                                           --------         --------
      Net Profits                          $621,114         $548,756
      Barrels produced                        7,208            6,603
      Mcf produced                          118,733          106,976
      Average price/Bbl                    $  30.70         $  29.95
      Average price/Mcf                    $   4.49         $   4.81

      As shown in the table above, total Net Profits increased $72,358 (13.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this increase, approximately (i) $18,000 and $57,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $29,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $37,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 605 barrels and 11,757 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004, which increase was partially offset by normal declines in production. The decrease in production expenses was primarily due to workover expenses incurred on two significant wells during the three months ended March 31, 2003. Average oil prices increased to $30.70 per barrel for the three months ended March 31, 2004 from $29.95 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.49 per Mcf for the three months ended March 31, 2004 from $4.81 per Mcf for the three months ended March 31, 2003.

      Depletion of Net Profits Interests decreased $8,080 (21.6%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of Net Profits, this expense decreased to 4.7% for the three months ended March 31, 2004 from 6.8% for the three months ended March 31, 2003. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses decreased $4,260 (7.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of Net Profits, these expenses decreased to 8.7% for the three months ended March 31, 2004 from 10.6% for the three months ended March 31, 2003. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2004  were   $22,218,401   or  130.98%  of   Limited   Partners'   capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $400,259         $510,828
      Barrels produced                               4,775            6,220
      Mcf produced                                  66,934           77,970
      Average price/Bbl                           $  33.64         $  31.60
      Average price/Mcf                           $   5.29         $   5.24

      As shown in the table above, total Net Profits decreased $110,569 (21.6%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $46,000 and $58,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $20,000 was related to an increase in production expenses. Volumes of oil and gas sold decreased 1,445 barrels and 11,036 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and
      (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended March 31, 2003. The increase in production expenses was primarily due to (i) the receipt of an environmental clean-up credit on one significant well during the three months ended March 31, 2003 and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2004. Average oil and gas prices increased to $33.64 per barrel and $5.29 per Mcf, respectively, for the three months ended March 31, 2004 from $31.60 per barrel and $5.24 per Mcf, respectively, for the three months ended March 31, 2003.

      Depletion of Net Profits Interests increased $6,243 (22.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of Net Profits, this expense increased to 8.5% for the three months ended March 31, 2004 from 5.5% for the three months ended March 31, 2003. This percentage increase was primarily due to the dollar increase in Depletion of Net Profits Interests.

      General and administrative expenses decreased $4,360 (9.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of Net Profits, these expenses increased to 10.2% for the three months ended March 31, 2004 from 8.8% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2004  were   $17,958,945   or  142.19%  of   Limited   Partners'   capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                         Three Months Ended March 31,
                                         ---------------------------
                                             2004             2003
                                           --------         --------
      Net Profits                          $314,999         $446,483
      Barrels produced                        1,387            2,795
      Mcf produced                           73,924           86,929
      Average price/Bbl                    $  32.10         $  31.57
      Average price/Mcf                    $   4.73         $   5.19

      As shown in the table above, total Net Profits decreased $131,484 (29.4%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $44,000 and $68,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $34,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $14,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 1,408 barrels and 13,005 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a producing zone on one significant well during late 2003 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of a producing zone on one significant well during late 2003. Average oil prices increased to $32.10 per barrel for the three months ended March 31, 2004 from $31.57 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.73 per Mcf for the three months ended March 31, 2004 from $5.19 per Mcf for the three months ended March 31, 2003.

      Depletion of Net Profits Interests increased $14,055 (86.1%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to an increase in depletable Net Profits Interests due to developmental drilling activities on one significant well during the three months ended March 31, 2004. As a percentage of Net Profits, this expense increased to 9.6% for the three months ended March 31, 2004 from 3.7% for the three months ended March 31, 2003. This percentage increase was primarily due to the dollar increase in Depletion of Net Profits Interests.

      General and administrative expenses decreased $4,394 (10.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of Net Profits, these expenses increased to 12.2% for the three months ended March 31, 2004 from 9.6% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2004  were   $12,587,759   or  106.27%  of   Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                           Three Months Ended March 31,
                                           ----------------------------
                                               2004           2003
                                             --------       --------
      Net Profits                            $538,885       $722,232
      Barrels produced                          3,307          5,202
      Mcf produced                            127,504        159,930
      Average price/Bbl                      $  31.56       $  29.85
      Average price/Mcf                      $   4.72       $   4.87

      As shown in the table above, total Net Profits decreased $183,347 (25.4%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $57,000 and $158,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $19,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $44,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 1,895 barrels and 32,426 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a producing zone on one significant well during late 2003 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2003, and (iii) the shutting-in of a producing zone on one significant well during late 2003. The decrease in production expenses was primarily due to (i) workover expenses incurred on two significant wells during the three months ended March 31, 2003 and (ii) positive prior period lease operating expense adjustments on several wells during the three months ended March 31, 2003. Average oil prices increased to $31.56 per barrel for the three months ended March 31, 2004 from $29.85 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.72 per Mcf for the three months ended March 31, 2004 from $4.87 per Mcf for the three months ended March 31, 2003.

      Depletion of Net Profits Interests increased $1,693 (4.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to (i) equipment credits received on a fully depleted well in the three months ended March 31, 2003 and (ii) an increase in depletable Net Profits Interests primarily due to developmental drilling activities on one significant well during the three months ended March 31, 2004. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 6.7% for the three months ended March 31, 2004 from 4.8% for the three months ended March 31, 2003. This percentage increase was primarily due to (i) the dollar increase in depletion of Net Profits Interests and (ii) the decrease in the average price of gas sold.

      General and administrative expenses decreased $4,285 (8.6%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of Net Profits, these expenses increased to 8.4% for the three months ended March 31, 2004 from 6.9% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2004  were   $18,279,248   or  127.79%  of   Limited   Partners'   capital
      contribution.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1     Certification   by  Dennis  R.  Neill  required  by  Rule
               13a-14(a)/15d-14(a) for the P-1 Partnership.

      31.2     Certification by Craig D. Loseke required by
               Rule 13a-14(a)/15d-14(a) for the P-1 Partnership.

      31.3     Certification   by  Dennis  R.  Neill  required  by  Rule
               13a-14(a)/15d-14(a) for the P-3 Partnership.

      31.4     Certification   by  Craig  D.  Loseke  required  by  Rule
               13a-14(a)/15d-14(a) for the P-3 Partnership.

      31.5     Certification   by  Dennis  R.  Neill  required  by  Rule
               13a-14(a)/15d-14(a) for the P-4 Partnership.

      31.6     Certification   by  Craig  D.  Loseke  required  by  Rule
               13a-14(a)/15d-14(a) for the P-4 Partnership.

      31.7     Certification   by  Dennis  R.  Neill  required  by  Rule
               13a-14(a)/15d-14(a) for the P-5 Partnership.

      31.8     Certification   by  Craig  D.  Loseke  required  by  Rule
               13a-14(a)/15d-14(a) for the P-5 Partnership.

      31.9     Certification   by  Dennis  R.  Neill  required  by  Rule
               13a-14(a)/15d-14(a) for the P-6 Partnership.

      31.10    Certification   by  Craig  D.  Loseke  required  by  Rule
               13a-14(a)/15d-14(a) for the P-6 Partnership.

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-1 Partnership.

      32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-3 Partnership.

      32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-4 Partnership.

      32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-5 Partnership.

      32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-6 Partnership.

(b) Reports on Form 8-K.

      Current Report on Form 8-K filed during the first quarter of 2004:

      Date of Event:                February 4, 2004
      Date Filed with SEC:          February 4, 2004
      Items Included:               Item 5 - Other Events
                                    Item 7 - Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 12, 2004                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 12, 2004                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

31.1        Certification by Dennis R. Neill required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

31.2        Certification by Craig D. Loseke required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

31.3        Certification by Dennis R. Neill required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-3 Limited Partnership.

31.4        Certification by Craig D. Loseke required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-3 Limited Partnership.

31.5        Certification by Dennis R. Neill required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-4 Limited Partnership.

31.6        Certification by Craig D. Loseke required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-4 Limited Partnership.

31.7        Certification by Dennis R. Neill required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-5 Limited Partnership.

31.8        Certification by Craig D. Loseke required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-5 Limited Partnership.

31.9        Certification by Dennis R. Neill required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-6 Limited Partnership.

31.10       Certification by Craig D. Loseke required by Rule
            13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-6 Limited Partnership.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6.