Form 10-Q
period 2004-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2004-08-11
CIK 850427, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  394,670        $  399,580
   Accounts receivable:
      Net Profits                                218,323           139,856
                                              ----------        ----------
        Total current assets                  $  612,993        $  539,436

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 704,678           732,423
                                              ----------        ----------
                                              $1,317,671        $1,271,859
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   53,956)      ($   58,713)
   Limited Partners, issued and
      outstanding, 108,074 units               1,371,627         1,330,572
                                              ----------        ----------
        Total Partners' capital               $1,317,671        $1,271,859
                                              ==========        ==========






            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $388,100          $381,327
   Interest income                                   620               528
   Gain on sale of Net Profits
      Interests                                   14,928                 -
                                                --------          --------
                                                $403,648          $381,855

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 13,215          $ 16,463
   General and administrative
      (Note 2)                                    45,197            38,654
                                                --------          --------
                                                $ 58,412          $ 55,117
                                                --------          --------

NET INCOME                                      $345,236          $326,738
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 34,304          $ 34,103
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $310,932          $292,635
                                                ========          ========
NET INCOME per unit                             $   2.87          $   2.71
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========







            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $806,477          $767,952
   Interest income                                 1,030             1,047
   Gain on sale of Net Profits
      Interests                                   15,453                 -
                                                --------          --------
                                                $822,960          $768,999

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 31,913          $ 42,188
   General and administrative
      (Note 2)                                    81,628            79,618
                                                --------          --------
                                                $113,541          $121,806
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $709,419          $647,193

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             3,732
                                                --------          --------

NET INCOME                                      $709,419          $650,925
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 72,364          $ 68,449
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $637,055          $582,476
                                                ========          ========
NET INCOME per unit                             $   5.89          $   5.39
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                   2004           2003
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $709,419       $650,925
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (   3,732)
      Depletion of Net Profits
        Interests                                  31,913         42,188
      Gain on sale of Net Profits
        Interests                               (  15,453)             -
      Increase in accounts receivable -
        Net Profits                             (  79,739)     (  68,029)
                                                 --------       --------
Net cash provided by operating
   activities                                    $646,140       $621,352
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  3,324)     ($ 17,824)
   Proceeds from the sale of Net
      Profits Interests                            15,881              -
                                                 --------       --------
Net cash provided (used) by investing
   activities                                    $ 12,557      ($ 17,824)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($663,607)     ($458,176)
                                                 --------       --------
Net cash used by financing
   activities                                   ($663,607)     ($458,176)
                                                 --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  4,910)      $145,352

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            399,580        309,227
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $394,670       $454,579
                                                 ========       ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  576,040        $  581,527
   Accounts receivable:
      Net Profits                                303,041           199,159
                                              ----------        ----------
        Total current assets                  $  879,081        $  780,686

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,165,775         1,190,694
                                              ----------        ----------
                                              $2,044,856        $1,971,380
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   40,027)      ($   47,020)
   Limited Partners, issued and
      outstanding, 169,637 units               2,084,883         2,018,400
                                              ----------        ----------
        Total Partners' capital               $2,044,856        $1,971,380
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $562,152          $570,653
   Interest income                                   960               775
   Gain on sale of Net Profits
      Interests                                   18,807                 -
                                                --------          --------
                                                $581,919          $571,428

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 19,208          $ 27,672
   General and administrative
      (Note 2)                                    62,332            55,471
                                                --------          --------
                                                $ 81,540          $ 83,143
                                                --------          --------

NET INCOME                                      $500,379          $488,285
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 49,974          $ 51,242
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $450,405          $437,043
                                                ========          ========
NET INCOME per unit                             $   2.65          $   2.58
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                             -----------        ----------

REVENUES:
   Net Profits                                $1,183,266        $1,119,409
   Interest income                                 1,607             1,505
   Gain on sale of Net Profits
      Interests                                   19,856                 -
                                              ----------        ----------
                                              $1,204,729        $1,120,914

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   48,602        $   65,146
   General and administrative
      (Note 2)                                   116,127           113,526
                                              ----------        ----------
                                              $  164,729        $  178,672
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,040,000        $  942,242

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             4,070
                                              ----------        ----------

NET INCOME                                    $1,040,000        $  946,312
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  106,517        $   99,978
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  933,483        $  846,334
                                              ==========        ==========
NET INCOME per unit                           $     5.50        $     4.99
                                              ==========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                   2004           2003
                                               ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,040,000      $946,312
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (   4,070)
      Depletion of Net Profits
        Interests                                   48,602        65,146
      Gain on sale of Net Profits
        Interests                              (    19,856)            -
      Increase in accounts receivable -
        Net Profits                            (   107,488)    ( 105,253)
                                                ----------      --------
Net cash provided by operating
   activities                                   $  961,258      $902,135
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   20,382)    ($ 21,758)
   Proceeds from the sale of Net
      Profits Interests                             20,161             -
                                                ----------      --------
Net cash used by investing activities          ($      221)    ($ 21,758)
                                                ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  966,524)    ($644,891)
                                                ----------      --------
Net cash used by financing
   activities                                  ($  966,524)    ($644,891)
                                                ----------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($    5,487)     $235,486

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             581,527       433,562
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  576,040      $669,048
                                                ==========      ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  438,098        $  399,864
   Accounts receivable:
      Net Profits                                322,016           240,436
                                              ----------        ----------
        Total current assets                  $  760,114        $  640,300

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 409,528           436,463
                                              ----------        ----------
                                              $1,169,642        $1,076,763
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   56,982)      ($   66,233)
   Limited Partners, issued and
      outstanding, 126,306 units               1,226,624         1,142,996
                                              ----------        ----------
        Total Partners' capital               $1,169,642        $1,076,763
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $438,744          $433,999
   Interest income                                   649               811
                                                --------          --------
                                                $439,393          $434,810

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 25,010          $ 15,055
   General and administrative
      (Note 2)                                    50,270            42,956
                                                --------          --------
                                                $ 75,280          $ 58,011
                                                --------          --------

NET INCOME                                      $364,113          $376,799
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 38,597          $ 38,954
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $325,516          $337,845
                                                ========          ========
NET INCOME per unit                             $   2.58          $   2.68
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------         ----------

REVENUES:
   Net Profits                                  $839,003          $944,827
   Interest income                                 1,098             1,499
   Gain on sale of Net Profits
      Interests                                      962                 -
                                                --------          --------
                                                $841,063          $946,326

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 59,212          $ 43,014
   General and administrative
      (Note 2)                                    90,910            87,956
                                                --------          --------
                                                $150,122          $130,970
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $690,941          $815,356

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -         (     439)
                                                --------          --------

NET INCOME                                      $690,941          $814,917
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 74,313          $ 85,253
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $616,628          $729,664
                                                ========          ========
NET INCOME per unit                             $   4.88          $   5.78
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                  2004            2003
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $690,941        $814,917
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -             439
      Depletion of Net Profits
        Interests                                 59,212          43,014
      Gain on sale of Net Profits
        Interests                              (     962)              -
      Settlement of asset retirement
        obligation                             (      77)              -
      Decrease in accounts receivable -
        related party                                  -               5
      Increase in accounts receivable -
        Net Profits                            (  80,778)      (  41,364)
                                                --------        --------
Net cash provided by operating
   activities                                   $668,336        $817,011
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 32,475)      ($  1,396)
   Proceeds from sale of Net Profits
      Interests                                      435             438
                                                --------        --------
Net cash used by investing
   activities                                  ($ 32,040)      ($    958)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($598,062)      ($613,891)
                                                --------        --------
Net cash used by financing
   activities                                  ($598,062)      ($613,891)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 38,234        $202,162

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           399,864         351,179
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $438,098        $553,341
                                                ========        ========
            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  400,555        $  337,494
   Accounts receivable:
      Net Profits                                 46,429                 -
                                              ----------        ----------
        Total current assets                  $  446,984        $  337,494

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 615,711           616,277
                                              ----------        ----------
                                              $1,062,695        $  953,771
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $        -        $    3,810
                                              ----------        ----------
        Total current liabilities             $        -        $    3,810

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   49,417)      ($   59,667)
   Limited Partners, issued and
      outstanding, 118,449 units               1,112,112         1,009,628
                                              ----------        ----------
        Total Partners' capital               $1,062,695        $  949,961
                                              ----------        ----------
                                              $1,062,695        $  953,771
                                              ==========        ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)



                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $364,014          $312,701
   Interest income                                   522               677
   Loss on sale of Net Profits
      Interests                                (     866)                -
                                                --------          --------
                                                $363,670          $313,378

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 23,167          $ 25,065
   General and administrative
      (Note 2)                                    48,083            40,825
                                                --------          --------
                                                $ 71,250          $ 65,890
                                                --------          --------

NET INCOME                                      $292,420          $247,488
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 31,275          $ 13,343
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $261,145          $234,145
                                                ========          ========
NET INCOME per unit                             $   2.21          $   1.98
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========






            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)



                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $679,013          $759,184
   Interest income                                   916             1,188
   Loss on sale of Net Profits
      Interests                                (     749)                -
                                                --------          --------
                                                $679,180          $760,372

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 53,547          $ 41,390
   General and administrative
      (Note 2)                                    86,509            83,645
                                                --------          --------
                                                $140,056          $125,035
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $539,124          $635,337

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,785
                                                --------          --------

NET INCOME                                      $539,124          $638,122
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 58,640          $ 33,391
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $480,484          $604,731
                                                ========          ========
NET INCOME per unit                             $   4.06          $   5.11
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                   2004           2003
                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $539,124       $638,122
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (   2,785)
      Depletion of Net Profits
        Interests                                  53,547         41,390
      Loss on sale of Net Profits
        Interests                                     749              -
      Increase in accounts receivable -
        Net Profits                             (  57,056)     (  59,455)
                                                 --------       --------
Net cash provided by operating
   activities                                    $536,364       $617,272
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 46,913)     ($ 15,668)
   Proceeds from the sale of Net
      Profits Interests                                 -          9,791
                                                 --------       --------
Net cash used by investing activities           ($ 46,913)     ($  5,877)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($426,390)     ($417,162)
                                                 --------       --------
Net cash used by financing
   activities                                   ($426,390)     ($417,162)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 63,061       $194,233

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            337,494        252,994
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $400,555       $447,227
                                                 ========       ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                June 30,       December 31,
                                                  2004             2003
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  587,145       $  567,735
   Accounts receivable:
      Net Profits                                  42,395                -
                                               ----------       ----------
        Total current assets                   $  629,540       $  567,735

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,213,748        1,264,192
                                               ----------       ----------
                                               $1,843,288       $1,831,927
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $        -       $   39,658
                                               ----------       ----------
        Total current liabilities              $        -       $   39,658



PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   51,318)     ($   60,944)
   Limited Partners, issued and
      outstanding, 143,041 units                1,894,606        1,853,213
                                               ----------       ----------
        Total Partners' capital                $1,843,288       $1,792,269
                                               ----------       ----------
                                               $1,843,288       $1,831,927
                                               ==========       ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $541,287          $721,301
   Interest income                                   833             1,049
   Loss on sale of Net Profits
      Interests                                (     297)                -
                                                --------          --------
                                                $541,823          $722,350

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 36,385          $ 41,977
   General and administrative
      (Note 2)                                    54,928            47,492
                                                --------          --------
                                                $ 91,313          $ 89,469
                                                --------          --------

NET INCOME                                      $450,510          $632,881
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 48,242          $ 66,961
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $402,268          $565,920
                                                ========          ========
NET INCOME per unit                             $   2.81          $   3.95
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                             -----------       -----------

REVENUES:
   Net Profits                                $1,080,172        $1,443,533
   Interest income                                 1,475             1,681
   Loss on sale of Net Profits
      Interests                              (       256)                -
                                              ----------        ----------
                                              $1,081,391        $1,445,214

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   72,472        $   76,371
   General and administrative
      (Note 2)                                   100,288            97,137
                                              ----------        ----------
                                              $  172,760        $  173,508
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  908,631        $1,271,706

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             1,477
                                              ----------        ----------

NET INCOME                                    $  908,631        $1,273,183
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   97,238        $  133,891
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  811,393        $1,139,292
                                              ==========        ==========
NET INCOME per unit                           $     5.67        $     7.96
                                              ==========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004             2003
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $908,631        $1,273,183
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -       (     1,477)
      Depletion of Net Profits
        Interests                                 72,472            76,371
      Loss on sale of Net Profits
        Interests                                    256                 -
      Increase in accounts receivable -
        Net Profits                            (  86,570)      (   169,855)
                                                --------        ----------
Net cash provided by operating
   activities                                   $894,789        $1,178,222
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 17,767)      ($   10,263)
   Proceeds from sale of Net Profits
      Interests                                        -             7,116
                                                --------        ----------
Net cash used by investing activities          ($ 17,767)      ($    3,147)
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($857,612)      ($  664,130)
                                                --------        ----------
Net cash used by financing
   activities                                  ($857,612)      ($  664,130)
                                                --------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 19,410        $  510,945

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           567,735           317,796
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $587,145        $  828,741
                                                ========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
                    CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2004, combined statements of operations for the three and six months ended June 30, 2004 and 2003, and combined statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2004, the combined results of operations for the three and six months ended June 30, 2004 and 2003, and the combined cash flows for the six months ended June 30, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $1,000, $2,000, $1,000, $2,000 and $4,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2004 and 2003 are as shown below.

                              P-1 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                     $57,011           $56,135
      Accretion Expense                              620               640
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $57,631           $56,775
                                                 =======           =======

                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $56,388           $55,495
      Accretion Expense                            1,243             1,280
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Period               $57,631           $56,775
                                                 =======           =======

                              P-3 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                     $96,695           $95,712
      Accretion Expense                            1,036             1,090
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $97,731           $96,802
                                                 =======           =======


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $95,666           $94,622
      Accretion Expense                            2,065             2,180
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Period               $97,731           $96,802
                                                 =======           =======

                              P-4 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                     $54,806           $54,498
      Accretion Expense                              461               512
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $55,267           $55,010
                                                 =======           =======


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $56,632           $53,986
      Settlements and Disposals                 (  2,277)                -
      Accretion Expense                              912             1,024
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Period               $55,267           $55,010
                                                 =======           =======

                              P-5 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                     $74,235           $69,612
      Accretion Expense                              606               694
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $74,841           $70,306
                                                 =======           =======


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $72,299           $68,918
      Additions and revisions                      1,332                 -
      Accretion Expense                            1,210             1,388
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Period               $74,841           $70,306
                                                 =======           =======

                              P-6 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $208,324          $206,417
      Accretion Expense                            1,387             1,841
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $209,711          $208,258
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $206,661          $204,576
      Additions and revisions                        279                 -
      Accretion Expense                            2,771             3,682
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $209,711          $208,258
                                                ========          ========


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $16,757                  $28,440
                P-3                  17,692                   44,640
                P-4                  17,030                   33,240
                P-5                  16,913                   31,170
                P-6                  17,287                   37,641

      During the six months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $24,748                  $56,880
                P-3                  26,847                   89,280
                P-4                  24,430                   66,480
                P-5                  24,169                   62,340
                P-6                  25,006                   75,282

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $1,000, $2,000, $1,000, $2,000 and $4,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

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

                                P-1 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             208,273        2,266,710
         Production                             (  5,644)      (   76,701)
         Sale of minerals in place              (     30)               -
         Revisions of previous
            estimates                           (  3,173)      (   10,382)
                                                 -------        ---------

      Proved reserves, March 31, 2004            199,426        2,179,627
         Production                             (  4,426)      (   57,246)
         Revisions of previous
            estimates                             26,610          228,065
                                                 -------        ---------

      Proved reserves, June 30, 2004             221,610        2,350,446
                                                 =======        =========



                                P-3 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             276,495        3,719,305
         Production                             (  7,208)      (  118,733)
         Sale of minerals in place              (     57)               -
         Revisions of previous
            estimates                           (  3,914)      (    6,355)
                                                 -------        ---------

      Proved reserves, March 31, 2004            265,316        3,594,217
         Production                             (  5,754)      (   89,392)
         Revisions of previous
            estimates                             33,981          334,974
                                                 -------        ---------

      Proved reserves, June 30, 2004             293,543        3,839,799
                                                 =======        =========

                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              65,990        2,098,543
         Production                             (  4,775)      (   66,934)
         Sales of minerals in place             (     52)               -
         Revisions of previous
            estimates                                455           13,281
                                                 -------        ---------

      Proved reserves, March 31, 2004             61,618        2,044,890
         Production                             (  4,799)      (   61,180)
         Extensions and discoveries                  129              241
         Revisions of previous
            estimates                              3,689          132,232
                                                 -------        ---------

      Proved reserves, June 30, 2004              60,637        2,116,183
                                                 =======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              47,470        2,346,641
         Production                             (  1,387)      (   73,924)
         Sale of minerals in place              (      5)               -
         Revisions of previous
            estimates                           (  6,089)      (   22,991)
                                                 -------        ---------

      Proved reserves, March 31, 2004             39,989        2,249,726
         Production                             (  1,308)      (   60,761)
         Extensions and discoveries                    -           74,679
         Revisions of previous
            estimates                              3,086          102,130
                                                 -------        ---------

      Proved reserves, June 30, 2004              41,767        2,365,774
                                                 =======        =========

                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             125,839        4,110,686
         Production                             (  3,307)      (  127,504)
         Revisions of previous
            estimates                                928           18,194
                                                 -------        ---------

      Proved reserves, March 31, 2004            123,460        4,001,376
         Production                             (  2,502)      (  107,645)
         Extensions and discoveries                    -           25,630
         Revisions of previous
            estimates                              9,170          360,754
                                                 -------        ---------

      Proved reserves, June 30, 2004             130,128        4,280,115
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2004, March 31, 2004 and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2004 will actually be realized for such production.

                                   Net Present Value of Reserves
                             ------------------------------------------
      Partnership               6/30/04        3/31/04       12/31/03
      -----------            -----------     -----------    -----------
         P-1                 $ 8,002,571     $ 7,181,805    $ 7,346,507
         P-3                  12,315,158      11,117,252     11,351,122
         P-4                   6,786,386       6,657,181      6,828,512
         P-5                   6,097,874       5,532,746      6,052,433
         P-6                  11,069,301       9,997,752     10,326,528

                                         Oil and Gas Prices
                             ------------------------------------------
        Pricing                6/30/04         3/31/04        12/31/03
      -----------            -----------     -----------    -----------
      Oil (Bbl)              $     33.75     $     32.50    $     29.25
      Gas (Mcf)                     6.04            5.63           5.77


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

      P-1 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $388,100         $381,327
      Barrels produced                               4,426            4,940
      Mcf produced                                  57,246           70,772
      Average price/Bbl                           $  34.71         $  26.46
      Average price/Mcf                           $   5.13         $   4.84

      As shown in the table above, total Net Profits increased $6,773 (1.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this increase, approximately (i) $37,000 and $17,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $32,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $14,000 and $65,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 514 barrels and 13,526 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold.

      Depletion of Net Profits Interests decreased $3,248 (19.7%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 3.4% for the three months ended June 30, 2004 from 4.3% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $6,543 (16.9%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of Net Profits, these expenses increased to 11.6% for the three months ended June 30, 2004 from 10.1% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $806,477         $767,952
      Barrels produced                              10,070           10,098
      Mcf produced                                 133,947          143,739
      Average price/Bbl                           $  32.44         $  28.24
      Average price/Mcf                           $   4.68         $   4.75

      As shown in the table above, total Net Profits increased $38,525 (5.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this increase, approximately (i) $53,000 was related to a decrease in production expenses and (ii) $42,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of approximately (i) $47,000 related to a decrease in volumes of gas sold and (ii) $10,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 28 barrels and 9,792 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold.

      Depletion of Net Profits Interests decreased $10,275 (24.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 4.0% for the six months ended June 30, 2004 from 5.5% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $2,010 (2.5%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, these expenses decreased to 10.1% for the six months ended June 30, 2004 from 10.4% for the six months ended June 30, 2003.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2004  were   $16,248,558   or  150.35%  of   Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $562,152         $570,653
      Barrels produced                               5,754            6,443
      Mcf produced                                  89,392          107,977
      Average price/Bbl                           $  34.78         $  26.55
      Average price/Mcf                           $   5.22         $   4.98

      As shown in the table above, total Net Profits decreased $8,501 (1.5%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $18,000 and $93,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately, (i) $47,000 and $21,000, respectively, related to increases in the average prices of oil and gas sold and (ii) $34,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 689 barrels and 18,585 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2003 and
      (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on one significant well during the three months ended June 30, 2004.

      Depletion of Net Profits Interests decreased $8,464 (30.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of Net Profits, this expense decreased to 3.4% for the three months ended June 30, 2004 from 4.8% for the three months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $6,861 (12.4%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of Net Profits, these expenses increased to 11.1% for the three months ended June 30, 2004 from 9.7% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                               Six Months Ended June 30,
                                               -------------------------
                                                    2004            2003
                                                ----------       ----------
      Net Profits                               $1,183,266       $1,119,409
      Barrels produced                              12,962           13,046
      Mcf produced                                 208,125          214,953
      Average price/Bbl                           $  32.51       $    28.27
      Average price/Mcf                           $   4.80       $     4.89

      As shown in the table above, total Net Profits increased $63,857 (5.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this increase, approximately (i) $63,000 was related to a decrease in production expenses and (ii) $55,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of approximately (i) $33,000 related to a decrease in volumes of gas sold and (ii) $18,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 84 barrels and 6,828 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2003 and (ii) normal declines in production. These decreases were partially offset by an increase in volumes of gas sold due to the payout of one non-consent well. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. These decreases were partially offset by workover expenses incurred on one significant well during the six months ended June 30, 2004.

      Depletion of Net Profits Interests decreased $16,544 (25.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 4.1% for the six months ended June 30, 2004 from 5.8% for the six months ended June 30, 2003. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $2,601 (2.3%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, these expenses decreased to 9.8% for the six months ended June 30, 2004 from 10.1% for the six months ended June 30, 2003.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2004  were   $22,684,401   or  133.72%  of   Limited   Partners'   capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $438,744         $433,999
      Barrels produced                               4,799            5,727
      Mcf produced                                  61,180           55,580
      Average price/Bbl                           $  37.18         $  28.50
      Average price/Mcf                           $   5.97         $   6.35

      As shown in the table above, total Net Profits increased $4,745 (1.1%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this increase, approximately (i) $42,000 was related to an increase in the average price of oil sold and (ii) $35,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of approximately (i) $26,000 related to a decrease in volumes of oil sold, (ii) $24,000 related to a decrease in the average price of gas sold, and (iii) $22,000 related to an increase in production expenses. Volumes of oil sold decreased 928 barrels, while volumes of gas sold increased 5,600 Mcf for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to the payout of two non-consent wells. These increases were partially offset by normal declines in production. The increase in production expenses was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2004, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the three months ended June 30, 2004, and (iii) an increase in production taxes associated with the payout of two non-consent wells.

      Depletion of Net Profits Interests increased $9,955 (66.1%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to (i) one significant well being substantially depleted during the three months ended June 30, 2004 and
      (ii) the abandonment of another significant well during 2004 following an unsuccessful recompletion attempt. These increases were partially offset by upward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of Net Profits, this expense increased to 5.7% for the three months ended June 30, 2004 from 3.5% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $7,314 (17.0%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of Net Profits, these expenses increased to 11.5% for the three months ended June 30, 2004 from 9.9% for the three months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $839,003         $944,827
      Barrels produced                               9,574           11,947
      Mcf produced                                 128,114          133,550
      Average price/Bbl                           $  35.42         $  30.11
      Average price/Mcf                           $   5.61         $   5.71

      As shown in the table above, total Net Profits decreased $105,824 (11.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately (i) $71,000 and $31,000, respectively, were related to decreases in volumes of oil and gas sold,
      (ii) $42,000 was related to an increase in production expenses, and (iii) $12,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $50,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 2,373 barrels and 5,436 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June
      30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2003. These decreases were partially offset by an increase in volumes of gas sold due to the payout of two non-consent wells. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2004, (ii) positive prior period lease operating expense adjustments made by the operator on several wells during the six months ended June 30, 2004, and (iii) an increase in production taxes associated with the payout of two non-consent wells.

      Depletion of Net Profits Interests increased $16,198 (37.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) another significant well being substantially depleted during the six months ended June 30, 2004. These increases were partially offset by upward revisions in the estimates of remaining oil and gas reserves at June 30, 2004 as compared to June 30, 2003. As a percentage of Net Profits, this expense increased to 7.1% for the six months ended June 30, 2004 from 4.6% for the six months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,954 (3.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, these expenses increased to 10.8% for the six months ended June 30, 2004 from 9.3% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2004  were   $18,250,945   or  144.50%  of   Limited   Partners'   capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $364,014         $312,701
      Barrels produced                               1,308            1,513
      Mcf produced                                  60,761           76,908
      Average price/Bbl                           $  36.14         $  27.35
      Average price/Mcf                           $   6.31         $   4.81

      As shown in the table above, total Net Profits increased $51,313 (16.4%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this increase, approximately (i) $12,000 and $91,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $32,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $6,000 and $78,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 205 barrels and 16,147 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of a producing zone on one significant well during late 2003. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the P-5 Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable and (ii) normal declines in production. These decreases were partially offset by the successful completion of another significant well during early 2004. The decrease in production expense was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2003 and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold.

      Depletion of Net Profits Interests decreased $1,898 (7.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of Net Profits, this expense decreased to 6.4% for the three months ended June 30, 2004 from 8.0% for the three months ended June 30, 2003. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $7,258 (17.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of Net Profits, these expenses increased to 13.2% for the three months ended June 30, 2004 from 13.1% for the three months ended June 30, 2003.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2004             2003
                                                  --------         --------
      Net Profits                                 $679,013         $759,184
      Barrels produced                               2,695            4,308
      Mcf produced                                 134,685          163,837
      Average price/Bbl                           $  34.06         $  30.09
      Average price/Mcf                           $   5.44         $   5.01

      As shown in the table above, total Net Profits decreased $80,171 (10.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately $49,000 and $146,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately (i) $11,000 and $58,000, respectively, related to increases in the average prices of oil and gas sold and (ii) $46,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 1,613 barrels and

      29,152 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of a producing zone on one significant well during late 2003. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the P-5 Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable and (ii) normal declines in production. These decreases were partially offset by the successful completion of another significant well during early 2004. The decrease in production expense was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the six months ended June 30, 2003, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales.

      Depletion of Net Profits Interests increased $12,157 (29.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to an increase in depletable Net Profits Interests primarily due to developmental drilling activities on several properties during the six months ended June 30, 2004. As a percentage of Net Profits, this expense increased to 7.9% for the six months ended June 30, 2004 from 5.5% for the six months ended June 30, 2003. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,864 (3.4%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, these expenses increased to 12.7% for the six months ended June 30, 2004 from 11.0% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2004  were   $12,768,759   or  107.80%  of   Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2004           2003
                                                  --------       --------
      Net Profits                                 $541,287       $721,301
      Barrels produced                               2,502          4,590
      Mcf produced                                 107,645        153,919
      Average price/Bbl                           $  37.56       $  28.71
      Average price/Mcf                           $   5.70       $   5.11

      As shown in the table above, total Net Profits decreased $180,014 (25.0%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $60,000 and $236,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately (i) $22,000 and $63,000, respectively, related to the average prices of oil and gas sold and (ii) $31,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 2,088 barrels and 46,274 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of a producing zone on one significant well during late 2003. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the P-6 Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable and (ii) normal declines in production. The decrease in production expenses was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2003 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales.

      Depletion of Net Profits Interests decreased $5,592 (13.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. These decreases were partially offset by several wells being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves. As a percentage of Net Profits, this expense increased to 6.7% for the three months ended June 30, 2004 from 5.8% for the three months ended June 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      General and administrative expenses increased $7,436 (15.7%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of Net Profits, these expenses increased to 10.1% for the three months ended June 30, 2004 from 6.6% for the three months ended June 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2004           2003
                                                  ----------     ----------
      Net Profits                                 $1,080,172     $1,443,533
      Barrels produced                                 5,809          9,792
      Mcf produced                                   235,149        313,849
      Average price/Bbl                           $    34.15     $    29.32
      Average price/Mcf                           $     5.17     $     4.98

      As shown in the table above, total Net Profits decreased $363,361 (25.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately $117,000 and $392,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately (i) $75,000 related to a decrease in production expenses and (ii) $43,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 3,983 barrels and 78,700 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a producing zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the P-6 Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) normal declines in production, and (iii) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2003. The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2003 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales.

      Depletion of Net Profits Interests decreased $3,899 (5.1%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, this expense increased to 6.7% for the six months ended June 30, 2004 from 5.3% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      General and administrative expenses increased $3,151 (3.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of Net Profits, these expenses increased to 9.3% for the six months ended June 30, 2004 from 6.7% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2004  were   $18,654,248   or  130.41%  of   Limited   Partners'   capital
      contribution.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 11, 2004              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 11, 2004              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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