Form 10-Q
period 2004-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2004-11-12
CIK 850427, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  456,328        $  399,580
   Accounts receivable:
      Net Profits                                181,671           139,856
                                              ----------        ----------
        Total current assets                  $  637,999        $  539,436

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 694,058           732,423
                                              ----------        ----------
                                              $1,332,057        $1,271,859
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   54,124)      ($   58,713)
   Limited Partners, issued and
      outstanding, 108,074 units               1,386,181         1,330,572
                                              ----------        ----------
        Total Partners' capital               $1,332,057        $1,271,859
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $389,691          $329,145
   Interest income                                   731               576
   Gain on sale of Net Profits
      Interests                                    2,110                 -
                                                --------          --------
                                                $392,532          $329,721

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 20,536          $ 23,043
   General and administrative
      (Note 2)                                    30,644            32,799
                                                --------          --------
                                                $ 51,180          $ 55,842
                                                --------          --------

NET INCOME                                      $341,352          $273,879
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 35,798          $ 29,404
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $305,554          $244,475
                                                ========          ========
NET INCOME per unit                             $   2.83          $   2.26
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004             2003
                                               ----------       ----------

REVENUES:
   Net Profits                                 $1,196,168       $1,097,097
   Interest income                                  1,761            1,623
   Gain on sale of Net Profits
      Interests                                    17,563                -
                                               ----------       ----------
                                               $1,215,492       $1,098,720

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $   52,449       $   65,231
   General and administrative
      (Note 2)                                    112,272          112,417
                                               ----------       ----------
                                               $  164,721       $  177,648
                                               ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $1,050,771       $  921,072

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                              -            3,732
                                               ----------       ----------

NET INCOME                                     $1,050,771       $  924,804
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $  108,162       $   97,853
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $  942,609       $  826,951
                                               ==========       ==========
NET INCOME per unit                            $     8.72       $     7.65
                                               ==========       ==========
UNITS OUTSTANDING                                 108,074          108,074
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                    2004          2003
                                                ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,050,771     $924,804
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -    (   3,732)
      Depletion of Net Profits
        Interests                                    52,449       65,231
      Gain on sale of Net Profits
        Interests                               (    17,563)           -
      Increase in accounts receivable -
        Net Profits                             (    43,786)   (  35,388)
                                                 ----------     --------
Net cash provided by operating
   activities                                    $1,041,871     $950,915
                                                 ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   10,342)   ($ 24,989)
   Proceeds from the sale of Net
      Profits Interests                              15,792          885
                                                 ----------     --------
Net cash provided (used) by investing
   activities                                    $    5,450    ($ 24,104)
                                                 ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  990,573)   ($822,519)
                                                 ----------     --------
Net cash used by financing
   activities                                   ($  990,573)   ($822,519)
                                                 ----------     --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   56,748     $104,292

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              399,580      309,227
                                                 ----------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  456,328     $413,519
                                                 ==========     ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  674,235        $  581,527
   Accounts receivable:
      Net Profits                                259,309           199,159
                                              ----------        ----------
        Total current assets                  $  933,544        $  780,686

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,079,487         1,190,694
                                              ----------        ----------
                                              $2,013,031        $1,971,380
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   40,253)      ($   47,020)
   Limited Partners, issued and
      outstanding, 169,637 units               2,053,284         2,018,400
                                              ----------        ----------
        Total Partners' capital               $2,013,031        $1,971,380
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $564,291          $474,905
   Interest income                                 1,083               835
   Gain on sale of Net Profits
      Interests                                    2,658                 -
                                                --------          --------
                                                $568,032          $475,740

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 99,511          $ 33,638
   General and administrative
      (Note 2)                                    47,291            50,691
                                                --------          --------
                                                $146,802          $ 84,329
                                                --------          --------

NET INCOME                                      $421,230          $391,411
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 50,829          $ 42,085
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $370,401          $349,326
                                                ========          ========
NET INCOME per unit                             $   2.19          $   2.06
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,747,557        $1,594,314
   Interest income                                 2,690             2,340
   Gain on sale of Net Profits
      Interests                                   22,514                 -
                                              ----------        ----------
                                              $1,772,761        $1,596,654

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  148,113        $   98,784
   General and administrative
      (Note 2)                                   163,418           164,217
                                              ----------        ----------
                                              $  311,531        $  263,001
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,461,230        $1,333,653

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             4,070
                                              ----------        ----------

NET INCOME                                    $1,461,230        $1,337,723
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  157,346        $  142,063
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,303,884        $1,195,660
                                              ==========        ==========
NET INCOME per unit                           $     7.69        $     7.05
                                              ==========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,461,230      $1,337,723
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (     4,070)
      Depletion of Net Profits
        Interests                                  148,113          98,784
      Gain on sale of Net Profits
        Interests                              (    22,514)              -
      Increase in accounts receivable -
        Net Profits                            (    63,800)    (    55,539)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,523,029      $1,376,898
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   31,066)    ($   39,108)
   Proceeds from the sale of Net
      Profits Interests                             20,324             576
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   10,742)    ($   38,532)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,419,579)    ($1,172,862)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,419,579)    ($1,172,862)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   92,708      $  165,504

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             581,527         433,562
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  674,235      $  599,066
                                                ==========      ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  508,554        $  399,864
   Accounts receivable:
      Net Profits                                308,262           240,436
                                              ----------        ----------
        Total current assets                  $  816,816        $  640,300

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 396,259           436,463
                                              ----------        ----------
                                              $1,213,075        $1,076,763
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   56,898)      ($   66,233)
   Limited Partners, issued and
      outstanding, 126,306 units               1,269,973         1,142,996
                                              ----------        ----------
        Total Partners' capital               $1,213,075        $1,076,763
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $415,595          $357,764
   Interest income                                   727               734
                                                --------          --------
                                                $416,322          $358,498

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 12,617          $ 23,510
   General and administrative
      (Note 2)                                    35,469            37,938
                                                --------          --------
                                                $ 48,086          $ 61,448
                                                --------          --------

NET INCOME                                      $368,236          $297,050
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 37,887          $ 31,747
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $330,349          $265,303
                                                ========          ========
NET INCOME per unit                             $   2.62          $   2.10
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                              ----------       ------------

REVENUES:
   Net Profits                                $1,254,598        $1,302,591
   Interest income                                 1,825             2,233
   Gain on sale of Net Profits
      Interests                                      962                 -
                                              ----------        ----------
                                              $1,257,385        $1,304,824

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   71,829        $   66,524
   General and administrative
      (Note 2)                                   126,379           125,894
                                              ----------        ----------
                                              $  198,208        $  192,418
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,059,177        $1,112,406

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -       (       439)
                                              ----------        ----------

NET INCOME                                    $1,059,177        $1,111,967
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  112,200        $  117,000
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  946,977        $  994,967
                                              ==========        ==========
NET INCOME per unit                           $     7.50        $     7.88
                                              ==========        ==========
UNITS OUTSTANDING                                126,306           126,306
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                   2004           2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,059,177      $1,111,967
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -             439
      Depletion of Net Profits
        Interests                                   71,829          66,524
      Gain on sale of Net Profits
        Interests                              (       962)              -
      Settlement of asset retirement
        obligation                             (        77)              -
      Decrease in accounts receivable -
        related party                                    -               5
      (Increase) decrease in accounts
        receivable - Net Profits               (    66,803)         24,966
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,063,164      $1,203,901
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   32,044)    ($   17,299)
   Proceeds from sale of Net Profits
      Interests                                        435             411
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   31,609)    ($   16,888)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  922,865)    ($1,065,278)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($  922,865)    ($1,065,278)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  108,690      $  121,735

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             399,864         351,179
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  508,554      $  472,914
                                                ==========      ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  402,525        $  337,494
   Accounts receivable:
      Net Profits                                 14,122                 -
                                              ----------        ----------
        Total current assets                  $  416,647        $  337,494

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 610,957           616,277
                                              ----------        ----------
                                              $1,027,604        $  953,771
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $        -        $    3,810
                                              ----------        ----------
        Total current liabilities             $        -        $    3,810

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   56,696)      ($   59,667)
   Limited Partners, issued and
      outstanding, 118,449 units               1,084,300         1,009,628
                                              ----------        ----------
        Total Partners' capital               $1,027,604        $  949,961
                                              ----------        ----------
                                              $1,027,604        $  953,771
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)



                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $262,437          $288,814
   Interest income                                   664               662
                                                --------          --------
                                                $263,101          $289,476

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  9,775          $ 14,637
   General and administrative
      (Note 2)                                    33,324            35,631
                                                --------          --------
                                                $ 43,099          $ 50,268
                                                --------          --------

NET INCOME                                      $220,002          $239,208
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 22,814          $ 25,172
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $197,188          $214,036
                                                ========          ========
NET INCOME per unit                             $   1.66          $   1.80
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)



                                                  2004             2003
                                               ----------       ----------

REVENUES:
   Net Profits                                  $941,450        $1,047,998
   Interest income                                 1,580             1,850
   Loss on sale of Net Profits
      Interests                                (     749)                -
                                                --------        ----------
                                                $942,281        $1,049,848

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 63,322        $   56,027
   General and administrative
      (Note 2)                                   119,833           119,276
                                                --------        ----------
                                                $183,155        $  175,303
                                                --------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $759,126        $  874,545

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             2,785
                                                --------        ----------

NET INCOME                                      $759,126        $  877,330
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 81,454        $   58,563
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $677,672        $  818,767
                                                ========        ==========
NET INCOME per unit                             $   5.72        $     6.91
                                                ========        ==========
UNITS OUTSTANDING                                118,449           118,449
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                   2004           2003
                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $759,126       $877,330
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            -      (   2,785)
      Depletion of Net Profits
        Interests                                  63,322         56,027
      Loss on sale of Net Profits
        Interests                                     749              -
      Settlement of asset retirement
        obligation                              (     104)             -
      Increase in accounts receivable -
        Net Profits                             (  25,735)     (  18,863)
                                                 --------       --------
Net cash provided by operating
   activities                                    $797,358       $911,709
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 50,844)     ($ 13,491)
   Proceeds from the sale of Net
      Profits Interests                                 -          8,777
                                                 --------       --------
Net cash used by investing activities           ($ 50,844)     ($  4,714)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($681,483)     ($706,510)
                                                 --------       --------
Net cash used by financing
   activities                                   ($681,483)     ($706,510)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 65,031       $200,485

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            337,494        252,994
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $402,525       $453,479
                                                 ========       ========

         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  653,975       $  567,735
                                               ----------       ----------
        Total current assets                   $  653,975       $  567,735

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,197,197        1,264,192
                                               ----------       ----------
                                               $1,851,172       $1,831,927
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  163,171       $   39,658
                                               ----------       ----------
        Total current liabilities              $  163,171       $   39,658



PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   70,380)     ($   60,944)
   Limited Partners, issued and
      outstanding, 143,041 units                1,758,381        1,853,213
                                               ----------       ----------
        Total Partners' capital                $1,688,001       $1,792,269
                                               ----------       ----------
                                               $1,851,172       $1,831,927
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                  2004              2003
                                                --------          --------

REVENUES:
   Net Profits                                  $336,118          $456,758
   Interest income                                   973             1,071
                                                --------          --------
                                                $337,091          $457,829

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 22,903          $ 33,524
   General and administrative
      (Note 2)                                    40,033            42,864
                                                --------          --------
                                                $ 62,936          $ 76,388
                                                --------          --------

NET INCOME                                      $274,155          $381,441
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 29,380          $ 41,054
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $244,775          $340,387
                                                ========          ========
NET INCOME per unit                             $   1.71          $   2.38
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                 2004              2003
                                             ------------       ----------

REVENUES:
   Net Profits                                $1,416,290        $1,900,291
   Interest income                                 2,448             2,752
   Loss on sale of Net Profits
      Interests                              (       256)                -
                                              ----------        ----------
                                              $1,418,482        $1,903,043

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   95,375        $  109,895
   General and administrative
      (Note 2)                                   140,321           140,001
                                              ----------        ----------
                                              $  235,696        $  249,896
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,182,786        $1,653,147

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -             1,477
                                              ----------        ----------

NET INCOME                                    $1,182,786        $1,654,624
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  126,618        $  174,945
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,056,168        $1,479,679
                                              ==========        ==========
NET INCOME per unit                           $     7.38        $    10.34
                                              ==========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                   2004            2003
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,182,786      $1,654,624
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -     (     1,477)
      Depletion of Net Profits
        Interests                                   95,375         109,895
      Loss on sale of Net Profits
        Interests                                      256               -
      Settlement of asset retirement
        obligation                             (        36)              -
      (Increase) decrease in accounts
        receivable - Net Profits                   114,027     (    55,935)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,392,408      $1,707,107
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   19,114)    ($    6,832)
   Proceeds from sale of Net Profits
      Interests                                          -           5,252
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   19,114)    ($    1,580)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,287,054)    ($1,352,721)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,287,054)    ($1,352,721)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   86,240      $  352,806

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             567,735         317,796
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  653,975      $  670,602
                                                ==========      ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2004, combined statements of operations for the three and nine months ended September 30, 2004 and 2003, and combined statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2004, the combined results of operations for the three and nine months ended September 30, 2004 and 2003, and the combined cash flows for the nine months ended September 30, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassified to conform with current year presentation.


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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $2,000, $4,000, $2,000, $2,000 and $5,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2004 and 2003 are as shown below.

                                 P-1 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                      $57,631           $56,775
      Settlements and Disposals                 (    238)                -
      Accretion expense                              598               621
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $57,991           $57,396
                                                 =======           =======

                                              Nine Months      Nine Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $56,388           $55,495
      Settlements and Disposals                 (    238)                -
      Accretion expense                            1,841             1,901
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Period               $57,991           $57,396
                                                 =======           =======

                                 P-3 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                      $97,731           $96,802
      Settlements and Disposals                 (    300)                -
      Accretion expense                              982             1,015
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $98,413           $97,817
                                                 =======           =======


                                              Nine Months      Nine Months
                                                 Ended             Ended
                                               9/30/2004        9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $95,666           $94,622
      Settlements and Disposals                 (    300)                -
      Accretion expense                            3,047             3,195
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Period               $98,413           $97,817
                                                 =======           =======

                                 P-4 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                      $55,267           $55,010
      Accretion expense                              451               530
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $55,718           $55,540
                                                 =======           =======


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $56,632           $53,986
      Settlements and Disposals                 (  2,277)                -
      Accretion expense                            1,363             1,554
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Period               $55,718           $55,540
                                                 =======           =======

                                 P-5 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                      $74,841           $70,306
      Additions and revisions                   (    451)                -
      Settlements and disposals                 (    104)                -
      Accretion expense                              584               691
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Quarter              $74,870           $70,997
                                                 =======           =======


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                   $72,299           $68,918
      Additions and revisions                        881                 -
      Settlements and disposals                 (    104)                -
      Accretion expense                            1,794             2,079
                                                 -------           -------
      Total Asset Retirement
         Obligation, End of Period               $74,870           $70,997
                                                 =======           =======

                                 P-6 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                              9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $209,711          $208,258
      Additions and revisions                         29                 -
      Settlements and disposals                (      36)                -
      Accretion expense                            1,371             1,804
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $211,075          $210,062
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $206,661          $204,576
      Additions and revisions                        308                 -
      Settlements and disposals                (      36)                -
      Accretion expense                            4,142             5,486
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $211,075          $210,062
                                                ========          ========


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $2,204                   $28,440
                P-3                  2,651                    44,640
                P-4                  2,229                    33,240
                P-5                  2,154                    31,170
                P-6                  2,392                    37,641

      During the nine months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $26,952                 $ 85,320
                P-3                  29,498                  133,920
                P-4                  26,659                   99,720
                P-5                  26,323                   93,510
                P-6                  27,398                  112,923

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $2,000, $4,000, $2,000, $2,000 and $5,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.


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

                                 P-1 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             208,273        2,266,710
         Production                             (  5,644)      (   76,701)
         Sale of minerals in place              (     30)               -
         Revisions of previous
            estimates                           (  3,173)      (   10,382)
                                                 -------        ---------

      Proved reserves, March 31, 2004            199,426        2,179,627
         Production                             (  4,426)      (   57,246)
         Revisions of previous
            estimates                             26,610          228,065
                                                 -------        ---------

      Proved reserves, June 30, 2004             221,610        2,350,446
         Production                             (  4,267)      (   72,900)
         Revisions of previous
            estimates                              3,394           23,166
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            220,737        2,300,712
                                                 =======        =========

                                 P-3 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             276,495        3,719,305
         Production                             (  7,208)      (  118,733)
         Sale of minerals in place              (     57)               -
         Revisions of previous
            estimates                           (  3,914)      (    6,355)
                                                 -------        ---------

      Proved reserves, March 31, 2004            265,316        3,594,217
         Production                             (  5,754)      (   89,392)
         Revisions of previous
            estimates                             33,981          334,974
                                                 -------        ---------

      Proved reserves, June 30, 2004             293,543        3,839,799
         Production                             (  5,516)      (  109,226)
         Revisions of previous
            estimates                              3,234       (   40,269)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            291,261        3,690,304
                                                 =======        =========

                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              65,990        2,098,543
         Production                              ( 4,775)      (   66,934)
         Sales of minerals in place              (    52)               -
         Revisions of previous
            estimates                                455           13,281
                                                  ------        ---------

      Proved reserves, March 31, 2004             61,618        2,044,890
         Production                              ( 4,799)      (   61,180)
         Extensions and discoveries                  129              241
         Revisions of previous
            estimates                              3,689          132,232
                                                  ------        ---------

      Proved reserves, June 30, 2004              60,637        2,116,183
         Production                              ( 4,790)      (   57,728)
         Extensions and discoveries                   33              198
         Revisions of previous
            estimates                              2,725            1,338
                                                  ------        ---------

      Proved reserves, Sept. 30, 2004             58,605        2,059,991
                                                  ======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003              47,470        2,346,641
         Production                             (  1,387)      (   73,924)
         Sale of minerals in place              (      5)               -
         Revisions of previous
            estimates                           (  6,089)      (   22,991)
                                                 -------        ---------

      Proved reserves, March 31, 2004             39,989        2,249,726
         Production                             (  1,308)      (   60,761)
         Extensions and discoveries                    -           74,679
         Revisions of previous
            estimates                              3,086          102,130
                                                 -------        ---------

      Proved reserves, June 30, 2004              41,767        2,365,774
         Production                             (    748)      (   74,039)
         Revisions of previous
            estimates                              2,500            6,455
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004             43,519        2,298,190
                                                 =======        =========

                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             125,839        4,110,686
         Production                             (  3,307)      (  127,504)
         Revisions of previous
            estimates                                928           18,194
                                                 -------        ---------

      Proved reserves, March 31, 2004            123,460        4,001,376
         Production                             (  2,502)      (  107,645)
         Extensions and discoveries                    -           25,630
         Revisions of previous
            estimates                              9,170          360,754
                                                 -------        ---------

      Proved reserves, June 30, 2004             130,128        4,280,115
         Production                                  870       (   95,096)
         Revisions of previous
            estimates                              2,779       (   33,271)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            133,777        4,151,748
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2004, June 30, 2004, March 31, 2004, and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2004 will actually be realized for such production.

                             Net Present Value of Reserves (In 000's)
                          --------------------------------------------
     Partnership          9/30/04     6/30/04    3/31/04     12/31/03
      -----------         -------     -------    -------     --------
         P-1              $ 9,103     $ 8,003    $ 7,182     $ 7,347
         P-3               13,485      12,315     11,117      11,351
         P-4                6,960       6,786      6,657       6,829
         P-5                6,164       6,098      5,533       6,052
         P-6               11,781      11,069      9,998      10,327

                                        Oil and Gas Prices
                          --------------------------------------------
        Pricing           9/30/04     6/30/04    3/31/04     12/31/03
      -----------         -------     -------    -------     --------
      Oil (Bbl)           $ 49.56     $ 33.75    $ 32.50     $ 29.25
      Gas (Mcf)              6.23        6.04       5.63        5.77




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

      P-1 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $389,691         $329,145
      Barrels produced                               4,267            4,593
      Mcf produced                                  72,900           68,831
      Average price/Bbl                           $  39.47         $  29.17
      Average price/Mcf                           $   4.57         $   3.75

      As shown in the table above, total Net Profits increased $60,546 (18.4%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i)
      $44,000 and $60,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $15,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of approximately (i) $49,000 related to an increase in production expenses and (ii) $9,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 326 barrels, while volumes of gas sold increased 4,069 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase in production expenses was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2004 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests decreased $2,507 (10.9%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of Net Profits, this expense decreased to 5.3% for the three months ended September 30, 2004 from 7.0% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in Net Profits and (ii) the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses decreased $2,155 (6.6%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of Net Profits, these expenses decreased to 7.9% for the three months ended September 30, 2004 from 10.0% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Net Profits                               $1,196,168       $1,097,097
      Barrels produced                              14,337           14,691
      Mcf produced                                 206,847          212,570
      Average price/Bbl                         $    34.53       $    28.53
      Average price/Mcf                         $     4.64       $     4.43

      As shown in the table above, total Net Profits increased $99,071 (9.0%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately $86,000 and $44,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $10,000 and $25,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 354 barrels and 5,723 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Depletion of Net Profits Interests decreased $12,782 (19.6%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of Net Profits, this expense decreased to 4.4% for the nine months ended September 30, 2004 from 5.9% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 9.4% for the nine months ended September 30, 2004 from 10.2% for the nine months ended September 30, 2003.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2004 were $16,539,558 or 153.04% of Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $564,291         $474,905
      Barrels produced                               5,516            5,896
      Mcf produced                                 109,226          104,243
      Average price/Bbl                           $  39.42         $  29.13
      Average price/Mcf                           $   4.68         $   3.87

      As shown in the table above, total Net Profits increased $89,386 (18.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i)
      $56,000 and $89,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $19,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of approximately (i) $64,000 related to an increase in production expenses and (ii) $11,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 380 barrels, while volumes of gas sold increased 4,983 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase in production expenses was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2004 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $65,873 (195.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves, which increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of Net Profits, this expense increased to 17.6% for the three months ended September 30, 2004 from 7.1% for the three months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses decreased $3,400 (6.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of Net Profits, these expenses decreased to 8.4% for the three months ended September 30, 2004 from 10.7% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2004            2003
                                                ----------       ----------
      Net Profits                               $1,747,557       $1,594,314
      Barrels produced                              18,478           18,942
      Mcf produced                                 317,351          319,196
      Average price/Bbl                           $  34.57       $    28.54
      Average price/Mcf                           $   4.76       $     4.56

      As shown in the table above, total Net Profits increased $153,243 (9.6%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this increase, approximately $111,000 and $65,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 464 barrels and 1,845 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Depletion of Net Profits Interests increased $49,329 (49.9%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves, which increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves since September 30, 2003. As a percentage of Net Profits, this expense increased to 8.5% for the nine months ended September 30, 2004 from 6.2% for the nine months ended September 30, 2003. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 9.4% for the nine months ended September 30, 2004 from 10.3% for the nine months ended September 30, 2003.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2004 were $23,086,401 or 136.09% of Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $415,595         $357,764
      Barrels produced                               4,790            4,612
      Mcf produced                                  57,728           65,963
      Average price/Bbl                           $  41.75         $  28.13
      Average price/Mcf                           $   5.36         $   5.06

      As shown in the table above, total Net Profits increased $57,831 (16.2%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately (i)
      $65,000 and $18,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $11,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $42,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 178 barrels, while volumes of gas sold decreased 8,235 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. These decreases were partially offset by the first receipt of revenues from a well during the three months ended September 30, 2004. The decrease in production expenses was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2003, which decrease was partially offset by an increase in production taxes associated with the payout of one non-consent well.

      Depletion of Net Profits Interests decreased $10,893 (46.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil reserves since September 30, 2003, which decrease was partially offset by one significant well being fully depleted during the three months ended September 30, 2004. As a percentage of Net Profits, this expense decreased to 3.0% for the three months ended September 30, 2004 from 6.6% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses decreased $2,469 (6.5%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of Net Profits, these expenses decreased to 8.5% for the three months ended September 30, 2004 from 10.6% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in Net Profits Interests.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Net Profits                               $1,254,598       $1,302,591
      Barrels produced                              14,364           16,559
      Mcf produced                                 185,842          199,513
      Average price/Bbl                         $    37.53       $    29.56
      Average price/Mcf                         $     5.54       $     5.49

      As shown in the table above, total Net Profits decreased $47,993 (3.7%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately (i) $65,000 and $75,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $31,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately $115,000 and $8,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,195 barrels and 13,671 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on two significant wells during the nine months ended September 30, 2003. These decreases were partially offset by the first receipt of revenues from a well during the three months ended September 30, 2004. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2004, (ii) positive prior period lease operating expense adjustments made by the operators on several wells during the nine months ended September 30, 2004, and (iii) an increase in production taxes associated with the payout of one non-consent well.

      Depletion of Net Profits Interests increased $5,305 (8.0%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of Net Profits, this expense increased to 5.7% for the nine months ended September 30, 2004 from 5.1% for the nine months ended September 30, 2003. This percentage increase was primarily due to (i) the dollar increase in depletion of Net Profits Interests and (ii) the decrease in Net Profits.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of Net Profits, these expenses increased to 10.1% for the nine months ended September 30, 2004 from 9.7% for the nine months ended September 30, 2003.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2004 were $18,537,945 or 146.77% of Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004             2003
                                                  --------         --------
      Net Profits                                 $262,437         $288,814
      Barrels produced                                 748              851
      Mcf produced                                  74,039           73,140
      Average price/Bbl                           $  43.20         $  30.03
      Average price/Mcf                           $   4.40         $   4.55

      As shown in the table above, total Net Profits decreased $26,377 (9.1%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this decrease, approximately (i) $26,000 was related to an increase in production expenses, (ii) $11,000 was related to a decrease in the average price of gas sold, and (iii) $3,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by increases of approximately (i) $10,000 related to an increase in the average price of oil sold and (ii) $4,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 103 barrels, while volumes of gas sold increased 899 Mcf for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a producing zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The increase in production expenses was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2004.

      Depletion of Net Profits Interests decreased $4,862 (33.2%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves since September 30, 2003. As a percentage of Net Profits, this expense decreased to 3.7% for the three months ended September 30, 2004 from 5.1% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses decreased $2,307 (6.5%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of Net Profits, these expenses increased to 12.7% for the three months ended September 30, 2004 from 12.3% for the three months ended September 30, 2003.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                ------------------------------
                                                    2004            2003
                                                  --------       ----------
      Net Profits                                 $941,450       $1,047,998
      Barrels produced                               3,443            5,159
      Mcf produced                                 208,724          236,977
      Average price/Bbl                           $  36.05       $    30.08
      Average price/Mcf                           $   5.08       $     4.87

      As shown in the table above, total Net Profits decreased $106,548 (10.2%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $52,000 and $138,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately (i) $21,000 and $43,000, respectively, related to increases in the average prices of oil and gas sold and (ii) $19,000 related to a decrease in production expenses. Volumes of oil and gas sold decreased 1,716 barrels and 28,253 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a producing zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the P-5 Partnership becoming over produced beyond ultimate reserves thereby increasing the Partnership's gas imbalance payable and (ii) normal declines in production. These decreases were partially offset by the successful completion of one significant well during early 2004. The decrease in production expense was primarily due to
      (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2003, and
      (iii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on two significant wells during the nine months ended September 30, 2004.

      Depletion of Net Profits Interests increased $7,295 (13.0%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to an increase in depletable Net Profits Interests primarily due to developmental drilling activities on several properties during the nine months ended September 30, 2004, which increase was partially offset by upward revisions in the estimates of remaining gas reserves since September 30, 2003. As a percentage of Net Profits, this expense increased to 6.7% for the nine months ended September 30, 2004 from 5.3% for the nine months ended September 30, 2003. This percentage increase was primarily due to (i) the dollar increase in depletion of Net Profits Interests and (ii) the decrease in Net Profits.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of Net Profits, these expenses increased to 12.7% for the nine months ended September 30, 2004 from 11.4% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2004 were $12,993,759 or 109.70% of Limited Partners' capital contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2004           2003
                                                 ----------      --------
      Net Profits                                 $336,118       $456,758
      Barrels produced                           (     870)         2,756
      Mcf produced                                  95,096        121,866
      Average price/Bbl                           $      -       $  26.60
      Average price/Mcf                           $   5.41       $   4.26

      As shown in the table above, total Net Profits decreased $120,640 (26.4%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this decrease, approximately (i) $96,000 and $114,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $54,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately $34,000 and $109,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,626 barrels and 26,770 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) a substantial negative prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2004, (ii) normal declines in production, and (iii) the shutting-in of a producing zone on one other significant well during late 2003. As of this Quarterly Report, management does not expect the shut-in zone to return to production. Without the negative prior period adjustment volumes of oil sold for the three months ended September 30, 2004 would have been 1,629 barrels with an average price of $42.63. The decrease in volumes of gas sold was primarily due to
      (i) negative prior period volume adjustments on two significant wells during the three months ended September 30, 2004 and (ii) normal declines in production. The increase in production expenses was primarily due to
      (i) workover expenses incurred on two significant wells during the three months ended September 30, 2004, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in repair and maintenance expenses incurred on two significant wells during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      Depletion of Net Profits Interests decreased $10,621 (31.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.8% for the three months ended September 30, 2004 from 7.3% for the three months ended September 30, 2003.

      General and administrative expenses decreased $2,831 (6.6%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of Net Profits, these expenses increased to 11.9% for the three months ended September 30, 2004 from 9.4% for the three months ended September 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2004           2003
                                                  ----------     ----------
      Net Profits                                 $1,416,290     $1,900,291
      Barrels produced                                 4,939         12,548
      Mcf produced                                   330,245        435,715
      Average price/Bbl                           $    42.44     $    28.72
      Average price/Mcf                           $     5.24     $     4.78

      As shown in the table above, total Net Profits decreased $484,001 (25.5%) for the nine months ended September 30,

      2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $219,000 and $504,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $68,000 and $150,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,609 barrels and 105,470 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004, (ii) normal declines in production, and (iii) the shutting-in of a producing zone on one other significant well during late 2003. As of the date of this Quarterly Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the P-6 Partnership becoming over produced past ultimate reserves thereby increasing the Partnership's gas imbalance payable, (ii) normal declines in production, and (iii) negative prior period volume adjustments made by the operators on two significant wells during the nine months ended September 30, 2004.

      Depletion of Net Profits Interests decreased $14,520 (13.2%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of Net Profits, this expense increased to 6.7% for the nine months ended September 30, 2004 from 5.8% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of Net Profits, these expenses increased to 9.9% for the nine months ended September 30, 2004 from 7.4% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2004 were $19,035,248 or 133.08% of Limited Partners' capital contribution.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 12, 2004            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 12, 2004            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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