Form 10-K
period 2004-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3
filed 2005-03-30
CIK 850427, 869801, 863832, 860744, 854066

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

PART II.....................................................................22
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......22
      ITEM 6.     SELECTED FINANCIAL DATA...................................24
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................30
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK......................................................47
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............47
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................47
      ITEM 9A.    CONTROLS AND PROCEDURES...................................47
      ITEM 9B.    OTHER INFORMATION.........................................47

PART III....................................................................48
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...48
      ITEM 11.    EXECUTIVE COMPENSATION....................................49
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................56
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............57
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................59

PART IV.....................................................................60
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................60

SIGNATURES..................................................................70

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2004, Samson owned interests in approximately 16,000 oil and gas wells located in 18 states of the United States and the countries of Canada, Venezuela, and Australia. At December 31, 2004, Samson operated approximately 5,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Australia.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2005, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities indirectly conducted by the Partnerships.


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


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2004:

   Partnership               Customer                       Percentage
   -----------       -----------------------------          ----------

       P-1           Cinergy Marketing ("Cinergy")            13.2%
                     Duke Energy Field Services, Inc.         11.5%
                       ("Duke")
                     Chevron U.S.A., Inc.                     11.3%

       P-3           Duke                                     14.9%
                     Cinergy                                  12.0%

       P-4           Eaglwing Trading, Inc.                   25.3%
                     Gulfterra Central Point Alloc.           11.4%

       P-5           Enogex Services Corporation              20.2%
                     Cinergy                                  16.1%
                     ONEOK Texas Energy Resources             14.6%
                       ("ONEOK")
                     Duke                                     11.5%

       P-6           Duke                                     23.1%
                     Kinder Morgan, Inc.                      19.5%
                     ONEOK                                    11.1%

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


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells as of December 31, 2004 in which the Partnerships had a Net Profits Interest which was carved from a working interest.

                  P/ship              Number of Wells(1)
                  ------         ---------------------------
                                 Total        Oil        Gas
                                 -----        ---        ---

                   P-1            828         607        221
                   P-3            873         609        264
                   P-4            218          50        168
                   P-5             95          17         78
                   P-6            153          37        116

---------------

(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During the year ended December 31, 2004, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.

P-1 Partnership
                                          Revenue
    Well Name            County     St.   Interest    Type         Status
------------------      --------    ---   --------    ----       -----------
Wilson A-#2             Roger       OK     0.0002     Gas         Producing
                         Mills
Bryant #5-44            Wheeler     TX     0.0023     Gas         Producing
Black Tiger #1          Seminole    OK     0.0038     Oil         Producing
Armstrong #1-640.5H     Dimmit      TX     0.0075     N/A         Shut-in
Ward #17-1              Howard      TX     0.0075     Gas         Producing

Hill, Wess #13          Sutton      TX     0.0002     Gas         Producing
Davis, N B #16          Sutton      TX     0.0005     Gas         Producing
Miers, W A #17          Sutton      TX     0.0002     Gas         Producing
Hill, Wess #14          Sutton      TX     0.0002     Gas         Producing
Garner 12 #1            Terrell     TX     0.0031     Gas         Producing
Emperor #24-1 (RY)      Winkler     TX     0.0011     Gas         Producing
Hill, Wess #16          Sutton      TX     0.0002     Gas         Producing
Hill, Wess #15          Sutton      TX     0.0002     Gas         Producing
Cox 27 #3 (RY)          Upton       TX     0.0068     Gas         Producing
Andrews Waterflood      Andrews     TX     0.0021     Oil         Producing
  Unit (3 new wells)
Resler B3 (RY)          Lea         NM     0.0009     Oil         Producing
Resler B2 (RY)          Lea         NM     0.0009     Oil         Producing
Resler A1 (RY)          Lea         NM     0.0009     Oil         Producing
Neal 30 #1 (RY)         Upton       TX     0.0013     Oil         Producing
 Re-Entry
Taylor 17 #1            Howard      TX     0.0060     N/A         In Progress
Owens 17 #1             Crockett    TX     0.0075     N/A         Dry Hole
Hardy Percy #9 &        Lea         NM     0.0030     Oil         Producing
  #10


P-3 Partnership
                                          Revenue
    Well Name            County     St.   Interest    Type         Status
------------------      --------    ---   --------    ----       -----------
Wilson A-#2             Roger       OK     0.0002     Gas         Producing
                         Mills
Bryant #5-44            Wheeler     TX     0.0028     Gas         Producing
Black Tiger #1          Seminole    OK     0.0047     Oil         Producing
Armstrong #1-640.5H     Dimmit      TX     0.0095     N/A         Shut-in
Ward #17-1              Howard      TX     0.0095     Gas         Producing
Hill, Wess #13          Sutton      TX     0.0003     Gas         Producing
Davis, N B #16          Sutton      TX     0.0006     Gas         Producing
Miers, W A #17          Sutton      TX     0.0003     Gas         Producing
Hill, Wess #14          Sutton      TX     0.0003     Gas         Producing
Garner 12 #1            Terrell     TX     0.0039     Gas         Producing
Emperor #24-1 (RY)      Winkler     TX     0.0014     Gas         Producing
Hill, Wess #16          Sutton      TX     0.0003     Gas         Producing
Hill, Wess #15          Sutton      TX     0.0003     Gas         Producing
Cox 27 #3 (RY)          Upton       TX     0.0086     Gas         Producing
Andrews Waterflood      Andrews     TX     0.0026     Oil         Producing
  Unit (3 new wells)
Resler B3 (RY)          Lea         NM     0.0006     Oil         Producing
Resler B2 (RY)          Lea         NM     0.0006     Oil         Producing
Resler A1 (RY)          Lea         NM     0.0006     Oil         Producing
Neal 30 #1 (RY)         Upton       TX     0.0017     Oil         Producing
 Re-Entry
Taylor 17 #1            Howard      TX     0.0076     N/A         In Progress
Owens 17 #1             Crockett    TX     0.0095     N/A         Dry Hole
Tribal C 4B             Rio         NM     0.0001     Gas         Producing
                         Arriba
Jenney #1B              Rio         NM     0.0004     N/A         In Progress
                         Arriba

Hoyt #2C                Rio         NM     0.0000     N/A         Shut-in
 (MV/Dakota)             Arriba
Hardy Percy #9 &        Lea         NM     0.0038     Oil         Producing
  #10


P-4 Partnership
                                          Revenue
    Well Name            County     St.   Interest     Type         Status
-------------------     --------    ---   --------     ----       -----------
Lorenz #7-7             Washita     OK     0.0002      Gas        Producing
Rancho Blanco #30       Webb        TX     0.0029      Gas        Producing
Tribal C 4B             Rio         NM     0.0002      Gas        Producing
                         Arriba
Jenney #1B              Rio         NM     0.0007      N/A        In Progress
                         Arriba
Hoyt #2C                Rio         NM     0.0001      N/A        Shut-in
 (MV/Dakota)             Arriba


P-5 Partnership
                                          Revenue
    Well Name            County     St.   Interest     Type         Status
-------------------     ---------   ---   --------     ----       -----------
Lawles #1-21            Caddo       OK     0.0016      Gas        Producing
Thomas #4-5             Harper      OK     0.0004      Gas        Shut-in
Pinkerton #1-6          Blaine      OK     0.0004      Gas        Producing
Sophia #2               Wheeler     TX     0.0016      Gas        Producing
Shonda #1-14 (RY)       Grady       OK     0.0027      Gas        Producing
Wooley Carlene 4 #1     Roger       OK     0.0001      Gas        Producing
  (RY)                   Mills
Fresca #1-24            Roger       OK     0.0041      Gas        Producing
                         Mills
BK #5-11                Washita     OK     0.0002      Gas        Producing
Mickey #3-34            Pittsburg   OK     0.0012      Gas        Producing
Pluto #3-26             Pittsburg   OK     0.0012      Gas        Producing
Greer #1                Pittsburg   OK     0.0092      Gas        Shut-in
Yates #1-33             Pittsburg   OK     0.0065      Gas        Shut-in
Mickey #2-34            Pittsburg   OK     0.0012      Gas        Producing
Verner #1-3 (RY)        Pittsburg   OK     0.0031      Gas        Producing
McWilliams #1-23        Pittsburg   OK     0.0003      Gas        Producing
Viets, #2N              Noble       OK     0.0033      Gas        In Progress
Summers #1-27D          Hughes      OK     0.0025      Gas        Producing
Summers #1H-27          Hughes      OK     0.0025      Gas        Shut-in
Sellers #3-35           Hughes      OK     0.0036      Gas        Producing
Davis Garry 20 (RY)     Kay         OK     0.0007      Oil        Producing
Davis Garry 21 (RY)     Kay         OK     0.0007      Oil        Producing
Loving 1 State #4       Eddy        NM     0.0054      Gas        Producing
Lulu #1-22              Stephens    OK     0.0902      Gas        Producing
Renete #3-25 (RY)       Stephens    OK     0.0015      Gas        Producing
Higgins #2H-10          Roger       OK     0.0009      Gas        Producing
                         Mills

P-6 Partnership
                                          Revenue
    Well Name            County     St.   Interest     Type         Status
-------------------     ---------   ---   --------     ----       -----------
Lawles #1-21            Caddo       OK     0.0005      Gas        Producing
Thomas #4-5             Harper      OK     0.0001      Gas        Shut-in
Pinkerton #1-6          Blaine      OK     0.0013      Gas        Producing
Sophia #2               Wheeler     TX     0.0018      Gas        Producing
Shonda #1-14 (RY)       Grady       OK     0.0009      Gas        Producing
Wooley Carlene 4 #1     Roger       OK     0.0000      Gas        Producing
  (RY)                   Mills
Fresca #1-24            Roger       OK     0.0014      Gas        Producing
                         Mills
BK #5-11                Washita     OK     0.0001      Gas        Producing
Mickey #3-34            Pittsburg   OK     0.0004      Gas        Producing
Pluto #3-26             Pittsburg   OK     0.0004      Gas        Producing
Greer #1                Pittsburg   OK     0.0032      Gas        Shut-in
Yates #1-33             Pittsburg   OK     0.0022      Gas        Shut-in
Mickey #2-34            Pittsburg   OK     0.0004      Gas        Producing
Verner #1-3 (RY)        Pittsburg   OK     0.0011      Gas        Producing
McWilliams #1-23        Pittsburg   OK     0.0001      Gas        Producing
Viets, #2N              Noble       OK     0.0011      Gas        In Progress
Summers #1-27D          Hughes      OK     0.0008      Gas        Producing
Summers #1H-27          Hughes      OK     0.0008      Gas        Shut-in
Sellers #3-35           Hughes      OK     0.0012      Gas        Producing
Davis Garry 20 (RY)     Kay         OK     0.0002      Oil        Producing
Davis Garry 21 (RY)     Kay         OK     0.0002      Oil        Producing
Loving 1 State #4       Eddy        NM     0.0058      Gas        Producing
Hayden 5175-27-         Campbell    WY     0.0026      Gas        Shut-in
 11WA
St 5175-16-11CA         Campbell    WY     0.0000      Gas        Shut-in
St 5175-16-23CA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-31CA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-33CA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-43CA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-41CA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-21CA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-13CA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-13WA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-21WA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-31WA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-33WA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-41WA         Campbell    WY     0.0000      N/A        Shut-in
St 5175-16-43WA         Campbell    WY     0.0000      N/A        Shut-in
Lulu #1-22              Stephens    OK     0.0309      Gas        Producing
Renete #3-25 (RY)       Stephens    OK     0.0005      Gas        Producing
Higgins #2H-10          Roger       OK     0.0003      Gas        Producing
                         Mills
Hayden 5175-27-         Campbell    WY     0.0026      Oil        Shut-in
  43CA
----------------------

      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.


                              Net Production Data

                                P-1 Partnership
                                ---------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        19,377         18,624         20,652
      Gas (Mcf)                        251,793        284,754        286,109

   Oil and gas sales(1):
      Oil                           $  704,557     $  528,059     $  490,488
      Gas                            1,164,552      1,211,241        767,070
                                     ---------      ---------      ---------
         Total                      $1,869,109     $1,739,300     $1,257,558
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $36.36         $28.35         $23.75
      Per Mcf of gas                      4.63           4.25           2.68

----------
(1) These amounts differ from the Net Profits included in the P-1 Partnership's financial statements because they do not reflect the offset of $388,324, $369,142, and $264,289, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-3 Partnership
                                ---------------

                                            Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        24,925         23,935         26,541
      Gas (Mcf)                        389,500        425,803        433,484

   Oil and gas sales(1):
      Oil                           $  907,837     $  679,074     $  630,058
      Gas                            1,871,173      1,868,433      1,190,447
                                     ---------      ---------      ---------
         Total                      $2,779,010     $2,547,507     $1,820,505
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $36.42         $28.37         $23.74
      Per Mcf of gas                      4.80           4.39           2.75

----------
(1) These amounts differ from the Net Profits included in the P-3 Partnership's financial statements because they do not reflect the offset of $592,061, $554,400, and $409,030, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-4 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        17,687         21,439         26,054
      Gas (Mcf)                        238,451        258,598        444,617

   Oil and gas sales(1):
      Oil                           $  705,893     $  635,920     $  630,272
      Gas                            1,372,022      1,347,340      1,257,617
                                     ---------      ---------      ---------
         Total                      $2,077,915     $1,983,260     $1,887,889
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $39.91         $29.66         $24.19
      Per Mcf of gas                      5.75           5.21           2.83

----------
(1) These amounts differ from the Net Profits included in the P-4 Partnership's financial statements because they do not reflect the offset of $410,727, $410,201, and $455,891, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-5 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         4,603          6,364          6,223
      Gas (Mcf)                        282,972        313,632        386,565

   Oil and gas sales(1):
      Oil                           $  176,939     $  190,969     $  150,253
      Gas                            1,436,877      1,455,150      1,102,856
                                     ---------      ---------      ---------
         Total                      $1,613,816     $1,646,119     $1,253,109
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $38.44         $30.01         $24.14
      Per Mcf of gas                      5.08           4.64           2.85

----------
(1) These amounts differ from the Net Profits included in the P-5 Partnership's financial statements because they do not reflect the offset of $366,826, $365,469, and $367,327, respectively, of production expenses incurred by the Affiliated Programs.

                              Net Production Data

                                P-6 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         7,824         15,939         15,089
      Gas (Mcf)                        446,505        577,123        636,758

   Oil and gas sales(1):
      Oil                           $  336,481     $  460,400     $  355,875
      Gas                            2,382,090      2,638,742      1,840,127
                                     ---------      ---------      ---------
         Total                      $2,718,571     $3,099,142     $2,196,002
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $43.01         $28.89         $23.59
      Per Mcf of gas                      5.33           4.57           2.89

----------
(1) These amounts differ from the Net Profits included in the P-6 Partnership's financial statements because they do not reflect the offset of $854,325, $751,876, and $719,751, respectively, of production expenses incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2004 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2004. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2004 ($43.36 per barrel and $6.02 per Mcf, respectively) were higher than the prices in effect on December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2004 to be higher than such estimates and values at December 31, 2003. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2004 will actually be realized for such production.

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

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 2004(1)

P-1 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,291,734
      Oil and liquids (Bbls)                                       243,982

   Net present value (discounted at 10% per annum)             $ 8,498,702


P-3 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,610,109
      Oil and liquids (Bbls)                                       320,365

   Net present value (discounted at 10% per annum)             $12,485,054


P-4 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  1,969,168
      Oil and liquids (Bbls)                                        59,656

   Net present value (discounted at 10% per annum)             $ 6,180,522


P-5 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,130,613
      Oil and liquids (Bbls)                                        38,157

   Net present value (discounted at 10% per annum)             $ 5,260,713


P-6 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,940,334
      Oil and liquids (Bbls)                                       124,894

   Net present value (discounted at 10% per annum)             $10,217,705

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


Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2004:

                                Operated Wells
                       ------------------------------
                       Partnership   Number   Percent
                       -----------   ------   -------
                             P-1        32       1%
                             P-3        56       2%
                             P-4        21       7%
                             P-5        94      28%
                             P-6       138      32%

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

                 Significant Properties as of December 31, 2004
                 -----------------------------------------------

                                Wells
                             Operated by
                             Affiliates      Oil         Gas
                   Total     -----------   Reserves    Reserves      Present
Basin              Wells     Number %(1)    (Bbl)       (Mcf)         Value
-------------      -----     ------ ----   --------   ---------    ----------
P-1 P/ship:
  Permian          2,092        2     -    235,019    1,418,113    $6,085,553
  Anadarko            80       26    33%     2,646      849,134     2,260,555

P-3 P/ship:
  Permian          2,092        2     -    296,174    1,794,653    $7,687,604
  Anadarko            80       26    33%     4,464    1,331,744     3,524,970

P-4 P/ship:
  Gulf Coast         140        4     3%    48,835      650,836    $2,916,050
  Anadarko            60       17    28%     3,368      957,356     2,463,719

P-5 P/ship:
  Anadarko           101       26    26%     3,773    1,288,488    $3,060,332
  South. Ok.
   Folded Belt        36        -     -     22,182      501,020     1,481,413
  Permian             47       40    85%    12,059      318,072       549,836

P-6 P/ship:
  Anadarko           101       26    26%     2,288    1,280,184    $3,114,454
  East Texas           4        3    75%     3,032      964,452     2,146,629
  Gulf Coast          14        3    21%     8,680      668,178     1,980,937
  South. Ok.
   Folded Belt        57       20    35%    89,863      296,002     1,716,976

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2004.



                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 28, 2005, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                                Number of         Limited
              Partnership         Units           Partners
              -----------       ---------         --------

                 P-1             108,074              690
                 P-3             169,637            1,180
                 P-4             126,306              790
                 P-5             118,449              870
                 P-6             143,041              670


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

                            Repurchase Offer Prices
                            -----------------------

                      2003                           2004              2005
            -------------------------     -------------------------    ----
            1st    2nd    3rd    4th      1st     2nd    3rd   4th     1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.    Qtr.
------      ----   ----   ----   ----     ----    ----   ----  ----    ----

 P-1        $19    $18    $28    $25      $22     $20    $31   $28     $25
 P-3         18     17     28     25       23      20     30    27      25
 P-4         17     15     22     19       17      15     24    22      19
 P-5         15     13     25     21       20      18     22    20      18
 P-6         21     18     32     29       26      23     30    27      25

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

      The following is a summary of cash distributions paid to the Limited Partners during 2003 and 2004 and the first quarter of 2005:

                              Cash Distributions
                              ------------------

                                 2003
            -----------------------------------------------
              1st           2nd          3rd          4th
   P/ship   Quarter       Quarter      Quarter      Quarter
   ------   -------       -------      -------      -------
    P-1      $2.04         $1.67        $3.05        $2.79
    P-3       1.80          1.51         2.82         2.49
    P-4       1.81          2.41         3.27         2.58
    P-5       1.15          2.12         2.31         2.58
    P-6       1.16          2.73         4.43         3.49


                                 2004                              2005
            -----------------------------------------------       -------
              1st           2nd          3rd          4th           1st
   P/ship   Quarter       Quarter      Quarter      Quarter       Quarter
   ------   -------       -------      -------      -------       -------
    P-1      $2.63         $2.89        $2.69        $2.97         $2.80
    P-3       2.36          2.75         2.37         2.76          2.43
    P-4       1.91          2.31         2.27         2.85          2.68
    P-5       1.66          1.53         1.90         1.85          1.82
    P-6       2.76          2.62         2.66         3.05          1.70


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                          2004            2003            2002             2001             2000
                                      ------------    ------------     ------------    ------------     ------------

Net Profits                            $1,480,785      $1,370,158       $  993,269      $1,295,509       $1,250,585
Net Income:
   Limited Partners                     1,161,372       1,070,553          686,720         899,400          945,012
   General Partner                        133,520         126,336           87,636         115,696          116,609
   Total                                1,294,892       1,196,889          774,356       1,015,096        1,061,621
Limited Partners' Net
   Income per Unit                          10.75            9.91             6.35            8.32             8.74
Limited Partners' Cash
   Distributions per Unit                   11.18            9.55             5.21           11.60             7.92
Total Assets                            1,219,098       1,271,859        1,230,892       1,090,742        1,457,182
Partners' Capital (Deficit)
   Limited Partners                     1,283,944       1,330,572        1,292,019       1,168,299        1,521,899
   General Partner                    (    64,846)    (    58,713)     (    61,127)    (    77,557)     (    64,717)
Number of Units
   Outstanding                           108,074          108,074          108,074         108,074          108,074




                                                 Selected Financial Data

                                                     P-3 Partnership
                                                     ---------------

                                       2004           2003              2002            2001             2000
                                   ------------    ------------     ------------    ------------     ------------

Net Profits                         $2,186,949      $1,993,107       $1,411,475      $1,886,577       $1,811,298
Net Income:
   Limited Partners                  1,607,490       1,540,460          949,607       1,277,744        1,356,720
   General Partner                     196,130         182,540          122,969         167,610          152,174
   Total                             1,803,620       1,723,000        1,072,576       1,445,354        1,508,894
Limited Partners' Net
   Income per Unit                        9.48            9.08             5.60            7.53             8.00
Limited Partners' Cash
   Distributions per
   Unit                                  10.24            8.62             4.72           10.83             7.36
Total Assets                         1,835,461       1,971,380        1,889,346       1,719,156        2,265,592
Partners' Capital
   (Deficit)
   Limited Partners                  1,888,890       2,018,400        1,940,940       1,793,333        2,352,589
   General Partner                 (    53,429)    (    47,020)     (    51,594)    (    74,177)     (    86,997)
Number of Units
   Outstanding                         169,637         169,637          169,637         169,637          169,637



                                                 Selected Financial Data

                                                     P-4 Partnership
                                                     ---------------

                                          2004            2003             2002            2001             2000
                                      ------------    ------------     ------------    ------------     ------------

Net Profits                            $1,667,188      $1,573,059       $1,431,998      $2,142,197       $1,596,276
Net Income:
   Limited Partners                     1,281,492       1,181,958          878,439       1,560,544        1,187,175
   General Partner                        149,916         140,282          124,069         196,368          143,717
   Total                                1,431,408       1,322,240        1,002,508       1,756,912        1,330,892
Limited Partners' Net
   Income per Unit                          10.15            9.36             6.95           12.36             9.40
Limited Partners' Cash
   Distributions per Unit                    9.34           10.07             8.85           14.71             6.60
Total Assets                            1,186,842       1,076,763        1,176,251       1,401,980        1,716,358
Partners' Capital (Deficit)
   Limited Partners                     1,244,488       1,142,996        1,234,038       1,473,599        1,771,055
   General Partner                    (    57,646)    (    66,233)     (    57,787)    (    71,619)     (    54,697)
Number of Units
   Outstanding                            126,306         126,306          126,306         126,306          126,306


                                                 Selected Financial Data

                                                     P-5 Partnership
                                                     ---------------

                                       2004            2003             2002            2001             2000
                                   ------------    ------------     ------------    ------------     ------------

Net Profits                         $1,246,990      $1,280,650       $  885,782      $1,642,743       $1,433,743
Net Income:
   Limited Partners                    893,019         975,641          607,695       1,351,070        1,184,263
   General Partner                     108,428          78,297           36,219          75,627           64,906
   Total                             1,001,447       1,053,938          643,914       1,426,697        1,249,169
Limited Partners' Net
   Income per Unit                        7.54            8.24             5.13           11.41            10.00
Limited Partners' Cash
   Distributions per Unit                 6.94            8.16             4.61           16.85             7.64
Total Assets                         1,032,135         953,771          930,874         863,504        1,522,340
Partners' Capital (Deficit)
   Limited Partners                  1,080,647       1,009,628        1,000,987         938,292        1,583,222
   General Partner                 (    48,512)    (    59,667)     (    70,113)    (    74,788)     (    60,882)
Number of Units
   Outstanding                         118,449         118,449          118,449         118,449          118,449




                                                 Selected Financial Data

                                                     P-6 Partnership
                                                     ---------------

                                        2004              2003             2002             2001             2000
                                    ------------      ------------     ------------     ------------     ------------

Net Profits                          $1,864,246        $2,347,266       $1,476,251       $2,282,475       $2,468,159
Net Income:
   Limited Partners                   1,399,899         1,813,666          999,684        1,833,293        1,897,956
   General Partner                      167,234           215,343          129,102          130,157          112,363
   Total                              1,567,133         2,029,009        1,128,786        1,963,450        2,010,319
Limited Partners' Net
   Income per Unit                         9.79             12.68             6.99            12.82            13.27
Limited Partners' Cash
   Distributions per Unit                 11.09             11.81             6.38            20.23            11.17
Total Assets                          1,640,367         1,831,927        1,660,818        1,552,953        2,625,065
Partners' Capital (Deficit)
   Limited Partners                   1,666,112         1,853,213        1,728,547        1,640,863        2,700,570
   General Partner                  (    52,148)      (    60,944)     (    67,729)     (    87,910)     (    75,505)
Number of Units
   Outstanding                          143,041           143,041          143,041          143,041          143,041


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties (or high oil and gas prices), loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnerships results of operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 and for the year ended December 31, 2003 as compared to the year ended December 31, 2002.


                                P-1 Partnership
                                ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits increased $110,627 (8.1%) in 2004 as compared to 2003. Of this increase, approximately (i) $155,000 and $94,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $21,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately (i) $140,000 related to a decrease in volumes of gas sold and (ii) $19,000 related to an increase in production expenses.

      Volumes of oil sold increased 753 barrels, while volumes of gas sold decreased 32,961 Mcf in 2004 as compared to 2003. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during 2004, which increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2004 and (ii) normal declines in production. These decreases were partially offset by the receipt of first revenues on one significant well during 2004. The increase in production expenses was primarily due to (i) workover expenses incurred on two significant wells during 2004, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004. These increases were partially offset by (i) negative prior period production tax adjustments made by the operator on several wells during 2004, (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) workover expenses incurred on several wells during 2003. Average oil and gas prices increased to $36.36 per barrel and $4.63 per Mcf, respectively, in 2004 from $28.35 per barrel and $4.25 per Mcf, respectively, in 2003.

      Depletion of Net Profits Interests decreased $12,239 (15.3%) in 2004 as compared to 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 4.6% in 2004 from 5.8% in 2003. This percentage decrease was primarily due to
(i) the dollar decrease in depletion of Net Profits Interests and (ii) the increase in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 9.6% in 2004 from 10.4% in 2003.

      Cumulative cash distributions to the Limited Partners through December 31, 2004 were $16,860,558 or 156.01% of Limited Partners' capital contributions.


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

                                P-3 Partnership
                                ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits increased $193,842 (9.7%) in 2004 as compared to 2003. Of this increase, approximately (i) $201,000 and $162,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $28,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately (i) $159,000 related to a decrease in volumes of gas sold and (ii) $38,000 related to an increase in production expenses.

      Volumes of oil sold increased 990 barrels, while volumes of gas sold decreased 36,303 Mcf in 2004 as compared to 2003. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during 2004, which increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2004 and (ii) normal declines in production. These decreases were partially offset by the receipt of first revenues on one significant well during 2004. The increase in production expenses was primarily due to (i) workover expenses incurred on two significant wells during 2004, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004. These increases were partially offset by (i) negative prior period production tax adjustments made by the operator on several wells during 2004, (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) workover expenses incurred on several wells during 2003. Average oil and gas prices increased to $36.42 per barrel and $4.80 per Mcf, respectively, in 2004 from $28.37 per barrel and $4.39 per Mcf, respectively, in 2003.

      Depletion of Net Profits Interests increased $83,661 (69.0%) in 2004 as compared to 2003. This increase was primarily due to one significant well becoming fully depleted during 2004 due to the lack of remaining reserves. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) the decrease in volumes of gas sold. As a percentage of Net Profits, this expense increased to 9.4% in 2004 from 6.1% in 2003. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 9.6% in 2004 from 10.6% in 2003.

      Cumulative cash distributions to the Limited Partners through December 31, 2004 were $23,554,401 or 138.85% of Limited Partners' capital contributions.


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

                                 P-4 Partnership
                                 ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits increased $94,129 (6.0%) in 2004 as compared to 2003. Of this increase, approximately $181,000 and $130,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $111,000 and $105,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $1,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 3,752 barrels and 20,147 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting in of one significant well during late 2004 due to mechanical problems. As of the date of this Annual Report, the shut-in well has returned to production. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was partially offset by the receipt of first revenues on one significant well during 2004. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during 2004, and (iii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004. These increases were partially offset by a decrease in lease operating expense associated with the decreases in volumes of oil and gas sold. Average oil and gas prices increased to $39.91 per barrel and $5.75 per Mcf, respectively, in 2004 from $29.66 per barrel and $5.21 per Mcf, respectively, in 2003.

      Depletion of Net Profits Interests decreased $13,415 (14.6%) in 2004 as compared to 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt. As a percentage of Net Profits, this expense decreased to 4.7% in 2004 from 5.9% in 2003. This percentage decrease was primarily due to
(i) the dollar decrease in depletion of Net Profits Interests and (ii) the increase in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 9.7% in 2004 from 10.2% in 2003.

      Cumulative cash distributions to the Limited Partners through December 31, 2004 were $18,897,945 or 149.62% of Limited Partners' capital contributions.

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

                                P-5 Partnership
                                ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits decreased $33,660 (2.6%) in 2004 as compared to 2003. Of this decrease, approximately (i) $53,000 and $142,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $2,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately $39,000 and $124,000, respectively, related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 1,761 barrels and 30,660 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of a producing zone on one significant well during late 2003 and (ii) normal declines in production. As of the date of this Annual Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the P-5 Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable and (ii) normal declines in production. These decreases were partially offset by the successful completion of one significant well during early 2004. The increase in production expense was primarily due to workover expenses incurred on several wells during 2004, which increase was substantially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. Average oil and gas prices increased to $38.44 per barrel and $5.08 per Mcf, respectively, in 2004 from $30.01 per barrel and $4.64 per Mcf, respectively, in 2003.

      Depletion of Net Profits Interests increased $15,324 (19.2%) in 2004 as compared to 2003. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling activities on several properties during 2004 and (ii) one significant well being fully depleted in 2004 due to the lack of remaining reserves. These increases were partially offset by the decrease in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 7.6% in 2004 from 6.2% in 2003. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses increased to 12.2% in 2004 from 11.9% in 2003.

      Cumulative cash distributions to the Limited Partners through December 31, 2004 were $13,212,759 or 111.55% of Limited Partners' capital contributions.


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

                                 P-6 Partnership
                                 ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits decreased $483,020 (20.6%) in 2004 as compared to 2003. Of this decrease, approximately (i) $234,000 and $597,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $102,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately $110,000 and $340,000, respectively, related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 8,115 barrels and 130,618 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during 2004, (ii) normal declines in production, and (iii) the shutting-in of a producing zone on one other significant well during late 2003. As of the date of this Annual Report, management does not expect the shut-in zone to return to production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the P-6 Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable, and (iii) a negative prior period volume adjustment made by the operator on one significant well during 2004. The increase in production expenses was primarily due to (i) a prior period production tax adjustment on one significant unit during 2004, (ii) workover expenses incurred on two significant wells during 2004, and (iii) the abandonment of one significant well during 2004 due to severe mechanical problems. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. Average oil and gas prices increased to $43.01 per barrel and $5.33 per Mcf, respectively, in 2004 from $28.89 per barrel and $4.57 per Mcf, respectively, in 2003.

      Depletion of Net Profits Interests decreased $22,355 (15.6%) in 2004 as compared to 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by one significant well being fully depleted during 2004 due to the lack of remaining reserves. As a percentage of Net Profits, this expense increased to 6.3% in 2004 from 6.1% in 2003.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses increased to 9.4% in 2004 from 7.7% in 2003. This percentage increase was primarily due to the decrease in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2004 were $19,471,248 or 136.12% of Limited Partners' capital contribution.


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

      Average Proceeds and Units of Production

      The following tables are comparisons of the annual barrel of oil equivalent (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales less lease operating expenses and production taxes) received per barrel of oil equivalent attributable to the Partnerships' Net Profits for the years ended December 31, 2004, 2003, and 2002.


                             2004 Compared to 2003
                             ---------------------

                    Barrel of Oil                   Average Proceeds per
                      Equivalent                  Barrel of Oil Equivalent
              --------------------------          ------------------------
   P/ship      2004      2003      % Change        2004     2003    % Change
   ------     -------   -------    --------       ------   ------   --------

    P-1       61,343     66,083       ( 7%)       $24.14   $20.73      16%
    P-3       89,842     94,902       ( 5%)        24.34    21.00      16%
    P-4       57,429     64,539       (11%)        29.03    24.37      19%
    P-5       51,765     58,636       (12%)        24.09    21.84      10%
    P-6       82,242    112,126       (27%)        22.67    20.93       8%


                             2003 Compared to 2002
                             ---------------------

                    Barrel of Oil                   Average Proceeds per
                      Equivalent                  Barrel of Oil Equivalent
              --------------------------          ------------------------
   P/ship      2003      2002      % Change        2003     2002    % Change
   ------     -------   -------    --------       ------   ------   --------

    P-1        66,083    68,337       ( 3%)       $20.73   $14.53      43%
    P-3        94,902    98,788       ( 4%)        21.00    14.29      47%
    P-4        64,539   100,157       (36%)        24.37    14.30      70%
    P-5        58,636    70,651       (17%)        21.84    12.54      74%
    P-6       112,126   121,215       ( 7%)        20.93    12.18      72%


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are generally not reinvested in productive assets. Assuming 2004 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2004 would have the following remaining lives:

            Partnership       Gas-Years        Oil-Years
            -----------       ---------        ---------

                P-1               9.1            12.6
                P-3               9.3            12.9
                P-4               8.3             3.4
                P-5               7.5             8.3
                P-6               8.8            16.0

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2004 may cause a decrease in the estimated life of said reserves. As discussed below, the Partnerships must terminate no later than December 31, 2015 (eleven years after December 31, 2004).

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      The Partnerships sold certain Net Profits Interests during 2004, 2003, and 2002. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 2004, 2003, and 2002, were as follows:


      Partnership          2004             2003              2002
      -----------        --------         --------          -------

          P-1             $16,707          $45,230          $40,636
          P-3              21,366           57,301           51,341
          P-4                 434              938              -
          P-5                -               8,657           10,398
          P-6                -               5,212           11,319

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the number of and value of properties considered for sale may increase. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs and cash flow will be reduced as properties are sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not generally replacing production.

      The General Partner expects general and administrative expenses to increase substantially during 2005 and 2006 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2006.

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

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable(payable)-Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average annual production costs per Mcf.

      Asset Retirement Obligation

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

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For 2004, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $3,000, $5,000, $3,000, $4,000, and $9,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.


      New Accounting Pronouncements

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
pronouncements that would have an impact on the Partnerships' future results of operations and financial position.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2004. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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


ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2004 but which was not so reported.

                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.


            Name              Age       Position with General Partner
      ----------------        ---      --------------------------------

      Dennis R. Neill          53      President and Director

      Judy K. Fox              54      Secretary

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2004 of reports required under Section 16 of the Securities Exchange Act of 1934.

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

ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2004, 2003, and 2002, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2004          2003         2002
            -----------       --------      --------     --------
                P-1           $113,760      $113,760     $113,760
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2004, 2003, and 2002:


                                                  Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2004

                                                                            Long Term Compensation
                                                                    ----------------------------------
                                      Annual Compensation                    Awards            Payouts
                                 ------------------------------     -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           2002      -          -           -            -             -            -           -
                          2003      -          -           -            -             -            -           -
                          2004      -          -           -            -             -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2002   $60,748       -           -            -             -            -           -
                          2003   $61,746       -           -            -             -            -           -
                          2004   $66,157       -           -            -             -            -           -

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


                                                  Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2004

                                                                              Long Term Compensation
                                                                       ----------------------------------
                                         Annual Compensation                   Awards             Payouts
                                   -------------------------------     ----------------------     -------
                                                                                      Securi-
                                                            Other                      ties                   All
     Name                                                   Annual     Restricted     Under-                 Other
      and                                                  Compen-       Stock        lying        LTIP     Compen-
   Principal                        Salary      Bonus      sation       Award(s)     Options/     Payouts   sation
   Position               Year        ($)        ($)         ($)          ($)         SARs(#)       ($)       ($)
---------------           ----     --------    -------     -------     ----------    --------     -------   -------
Dennis R. Neill,
President(1)(2)           2002         -          -           -            -            -            -         -
                          2003         -          -           -            -            -            -         -
                          2004         -          -           -            -            -            -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2002     $ 95,351       -           -            -            -            -         -
                          2003     $ 96,917       -           -            -            -            -         -
                          2004     $103,842       -           -            -            -            -         -
---------
(1)   The general and  administrative  expenses paid by the P-3  Partnership  and attributable  to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the P-3  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the P-3  Partnership  equals or  exceeds
      $100,000 per annum.




                                                  Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2004

                                                                            Long Term Compensation
                                                                     -----------------------------------
                                        Annual Compensation                   Awards             Payouts
                                   -----------------------------     -----------------------     -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                       Salary      Bonus     sation       Award(s)      Options/      Payouts   sation
   Position               Year       ($)        ($)        ($)          ($)          SARs(#)        ($)       ($)
---------------           ----     -------    -------    -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)(2)           2002        -          -          -            -             -             -         -
                          2003        -          -          -            -             -             -         -
                          2004        -          -          -            -             -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2002     $71,001       -          -            -             -             -         -
                          2003     $72,167       -          -            -             -             -         -
                          2004     $77,323       -          -            -             -             -         -
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



                                                  Salary Reimbursements

                                                     P-5 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2004

                                                                             Long Term Compensation
                                                                     -----------------------------------
                                        Annual Compensation                  Awards              Payouts
                                   -----------------------------      -----------------------    -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                       Salary       Bonus    sation       Award(s)      Options/      Payouts   sation
   Position               Year       ($)         ($)       ($)          ($)          SARs(#)        ($)       ($)
---------------           ----     -------     -------   -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)(2)           2002        -           -         -            -             -             -         -
                          2003        -           -         -            -             -             -         -
                          2004        -           -         -            -             -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2002     $66,579        -         -            -             -             -         -
                          2003     $67,673        -         -            -             -             -         -
                          2004     $72,508        -         -            -             -             -         -
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


                                                  Salary Reimbursements

                                                     P-6 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2004

                                                                             Long Term Compensation
                                                                       ----------------------------------
                                         Annual Compensation                   Awards            Payouts
                                   -------------------------------     ----------------------    -------
                                                                                      Securi-
                                                            Other                      ties                   All
     Name                                                   Annual     Restricted     Under-                 Other
      and                                                  Compen-       Stock        lying       LTIP      Compen-
   Principal                       Salary       Bonus      sation       Award(s)     Options/    Payouts    sation
   Position               Year       ($)         ($)         ($)          ($)         SARs(#)      ($)        ($)
---------------           ----     -------     -------     -------     ----------    --------    -------    -------
Dennis R. Neill,
President(1)(2)           2002        -           -           -            -            -           -          -
                          2003        -           -           -            -            -           -          -
                          2004        -           -           -            -            -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2002     $80,401        -           -            -            -           -          -
                          2003     $81,722        -           -            -            -           -          -
                          2004     $87,560        -           -            -            -           -          -
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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of the date of filing this Annual Report by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the director and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of the General Partner, its officers and director, and Samson Resources Company is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
               Beneficial Owner                          of Outstanding)
--------------------------------------------             ---------------

P-1 Partnership:
---------------

   Samson Resources Company                              31,197  (28.9%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                        31,197  (28.9%)

P-3 Partnership:
---------------

   Samson Resources Company                              69,425  (40.9%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    69,425  (40.9%)


P-4 Partnership:
---------------

   Samson Resources Company                              34,448  (27.3%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    34,448  (27.3%)


P-5 Partnership:
---------------

   Samson Resources Company                              29,480  (24.9%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    29,480  (24.9%)


P-6 Partnership:
---------------

   Samson Resources Company                              20,917  (14.6%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                   54,887  (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    20,917  (14.6%)


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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2004 and 2003, each Partnership paid the following audit fees:

                                                 2004        2003
                                                -------     -------

      Year-end audit per engagement letter      $21,560     $19,250
      1st quarter 10-Q review                       825         750
      2nd quarter 10-Q review                       825         750
      3rd quarter 10-Q review                       825         750


      Audit-Related Fees

      During 2004 and 2003 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2004 and 2003 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2004 and 2003 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


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



PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

            as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
                  Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

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

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    March 30, 2005


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

By:    //s//Dennis R. Neill     President and            March 30, 2005
      -------------------       Director (Principal
          Dennis R. Neill       Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 30, 2005
      -------------------       Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

      //S//Judy K. Fox          Secretary                March 30, 2005
      -------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 30, 2005

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             Combined Balance Sheets
                           December 31, 2004 and 2003


                                     ASSETS
                                     ------

                                                   2004              2003
                                               ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  448,368        $  399,580
   Accounts receivable:
      Net Profits                                   77,602           139,856
                                                 ---------         ---------

         Total current assets                   $  525,970        $  539,436

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                   693,128           732,423
                                                 ---------         ---------

                                                $1,219,098        $1,271,859
                                                 =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   64,846)      ($   58,713)
   Limited Partners, issued and
     outstanding, 108,074 Units                   1,283,944         1,330,572
                                                  ---------         ---------

         Total Partners' capital                 $1,219,098        $1,271,859
                                                  =========         =========




              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 2004, 2003, and 2002

                                      2004            2003              2002
                                   ----------      ----------        ----------
REVENUES:
   Net Profits                     $1,480,785      $1,370,158        $  993,269
   Interest income                      2,902           2,110             1,751
   Gain on sale of
      Net Profits Interests            17,563          43,930            37,624
   Other income                         3,474            -                 -
                                    ---------       ---------         ---------
                                   $1,504,724      $1,416,198        $1,032,644

COSTS AND EXPENSES:
   Depletion of
      Net Profits Interests        $   67,699      $   79,938        $  115,284
   General and
      administrative                  142,133         143,103           143,004
                                    ---------       ---------         ---------
                                   $  209,832      $  223,041        $  258,288
                                    ---------       ---------         ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $1,294,892      $1,193,157        $  774,356

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -              3,732              -
                                    ---------       ---------         ---------

NET INCOME                         $1,294,892      $1,196,889        $  774,356
                                    =========       =========         =========
GENERAL PARTNER -
   NET INCOME                      $  133,520      $  126,336        $   87,636
                                    =========       =========         =========
LIMITED PARTNERS -
   NET INCOME                      $1,161,372      $1,070,553        $  686,720
                                    =========       =========         =========
NET INCOME
   per Unit                        $    10.75      $     9.91        $     6.35
                                    =========       =========         =========
UNITS OUTSTANDING                     108,074         108,074           108,074
                                    =========       =========         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                                GEODYNE NPI PARTNERSHIP P-1
               Combined Statements of Changes in Partners' Capital (Deficit)
                   For the Years Ended December 31, 2004, 2003, and 2002


                                Limited            General
                                Partners           Partner            Total
                              ------------        ----------      ------------

Balance, Dec. 31, 2001         $1,168,299         ($ 77,557)       $1,090,742
   Net income                     686,720            87,636           774,356
   Cash distributions         (   563,000)        (  71,206)      (   634,206)
                                ---------           -------         ---------

Balance, Dec. 31, 2002         $1,292,019         ($ 61,127)       $1,230,892
   Net income                   1,070,553           126,336         1,196,889
   Cash distributions         ( 1,032,000)        ( 123,922)      ( 1,155,922)
                                ---------           -------         ---------

Balance, Dec. 31, 2003         $1,330,572         ($ 58,713)       $1,271,859
   Net income                   1,161,372           133,520         1,294,892
   Cash distributions         ($1,208,000)        ($139,653)      ($1,347,653)
                                ---------           -------         ---------

Balance, Dec. 31, 2004         $1,283,944         ($ 64,846)       $1,219,098
                                =========           =======         =========



              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003, and 2002

                                           2004           2003           2002
                                       ------------   ------------    ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $1,294,892     $1,196,889      $774,356
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                             -       (     3,732)         -
      Depletion of Net
         Profits Interests                  67,699         79,938       115,284
      Gain on sale of
         Net Profits Interests         (    17,563)   (    43,930)    (  37,624)
      (Increase)decrease in
         accounts receivable
         - Net Profits                      54,004    (     1,201)    (  70,331)
                                         ---------      ---------       -------

   Net cash provided by
      operating activities              $1,399,032     $1,227,964      $781,685
                                         ---------      ---------       -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   19,298)   ($   26,919)    ($ 61,170)
   Proceeds from sale of
      Net Profits Interests                 16,707         45,230        40,636
                                         ---------      ---------       -------

   Net cash provided (used) by
      investing activities             ($    2,591)    $   18,311     ($ 20,534)
                                         ---------      ---------       -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,347,653)   ($1,155,922)    ($634,206)
                                         ---------      ---------       -------
   Net cash used by financing
      activities                       ($1,347,653)   ($1,155,922)    ($634,206)
                                         ---------      ---------       -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                 $   48,788     $   90,353      $126,945

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  399,580        309,227       182,282
                                         ---------      ---------       -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $  448,368     $  399,580      $309,227
                                         =========      =========       =======




                     The accompanying notes are an integral
                  part of these combined financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 30, 2005

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 2004 and 2003


                                     ASSETS
                                     ------

                                                     2004              2003
                                                 ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $  633,196        $  581,527
   Accounts receivable:
      Net Profits                                    130,416           199,159
                                                   ---------         ---------

         Total current assets                     $  763,612        $  780,686

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                   1,071,849         1,190,694
                                                   ---------         ---------

                                                  $1,835,461        $1,971,380
                                                   =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                               ($   53,429)      ($   47,020)
   Limited Partners, issued and
     outstanding, 169,637 Units                    1,888,890         2,018,400
                                                   ---------         ---------

         Total Partners' capital                  $1,835,461        $1,971,380
                                                   =========         =========



              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 2004, 2003, and 2002

                                          2004             2003          2002
                                       ----------       ----------    ----------
REVENUES:
   Net Profits                         $2,186,949       $1,993,107    $1,411,475
   Interest income                          4,406            3,060         2,610
   Gain on sale of
      Net Profits Interests                22,514           55,610        47,198
   Other income                             4,376             -             -
                                        ---------        ---------     ---------

                                       $2,218,245       $2,051,777    $1,461,283

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                $  204,906       $  121,245    $  177,473
   General and
      administrative                      209,719          211,602       211,234
                                        ---------        ---------     ---------
                                       $  414,625       $  332,847    $  388,707
                                        ---------        ---------     ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                $1,803,620       $1,718,930    $1,072,576

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                               -               4,070          -
                                        ---------        ---------     ---------
NET INCOME                             $1,803,620       $1,723,000    $1,072,576
                                        =========        =========     =========
GENERAL PARTNER -
   NET INCOME                          $  196,130       $  182,540    $  122,969
                                        =========        =========     =========
LIMITED PARTNERS -
   NET INCOME                          $1,607,490       $1,540,460    $  949,607
                                        =========        =========     =========
NET INCOME
   per Unit                            $     9.48       $     9.08    $     5.60
                                        =========        =========     =========
UNITS OUTSTANDING                         169,637          169,637       169,637
                                        =========        =========     =========





              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2004, 2003, and 2002


                              Limited            General
                              Partners           Partner            Total
                            ------------        ----------      ------------

Balance, Dec. 31, 2001       $1,793,333         ($ 74,177)       $1,719,156
   Net income                   949,607           122,969         1,072,576
   Cash distributions       (   802,000)        ( 100,386)      (   902,386)
                              ---------           -------         ---------

Balance, Dec. 31, 2002       $1,940,940         ($ 51,594)       $1,889,346
   Net income                 1,540,460           182,540         1,723,000
   Cash distributions       ( 1,463,000)        ( 177,966)      ( 1,640,966)
                              ---------           -------         ---------

Balance, Dec. 31, 2003       $2,018,400         ($ 47,020)       $1,971,380
   Net income                 1,607,490           196,130         1,803,620
   Cash distributions       ( 1,737,000)        ( 202,539)      ( 1,939,539)
                              ---------           -------         ---------

Balance, Dec. 31, 2004       $1,888,890         ($ 53,429)       $1,835,461
                              =========           =======         =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003, and 2002

                                         2004           2003           2002
                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,803,620     $1,723,000     $1,072,576
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -       (     4,070)         -
      Depletion of Net
         Profits Interests               204,906        121,245        177,473
      Gain on sale of
         Net Profits Interests       (    22,514)   (    55,610)   (    47,198)
      (Increase) decrease in
         accounts receivable
         - Net Profits                    52,782    (     9,446)   (    96,400)
                                       ---------      ---------      ---------

   Net cash provided by
      operating activities            $2,038,794     $1,775,119     $1,106,451
                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   68,952)   ($   43,489)   ($   88,773)
   Proceeds from sale of
      Net Profits Interests               21,366         57,301         51,341
                                       ---------      ---------      ---------

   Net cash provided (used)
      by investing activities        ($   47,586)    $   13,812    ($   37,432)
                                       ---------      ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,939,539)   ($1,640,966)   ($  902,386)
                                       ---------      ---------      ---------
   Net cash used by financing
      activities                     ($1,939,539)   ($1,640,966)   ($  902,386)
                                       ---------      ---------      ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $   51,669     $  147,965     $  166,633

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                581,527        433,562        266,929
                                       ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    $  633,196     $  581,527     $  433,562
                                       =========      =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 30, 2005

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 2004 and 2003


                                     ASSETS
                                     ------
                                                    2004              2003
                                                ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  510,213        $  399,864
   Accounts receivable:
      Net Profits                                   281,672           240,436
                                                  ---------         ---------

         Total current assets                    $  791,885        $  640,300

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                    394,957           436,463
                                                  ---------         ---------

                                                 $1,186,842        $1,076,763
                                                  =========         =========


                                PARTNERS' CAPITAL (DEFICIT)
                                ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   57,646)      ($   66,233)
   Limited Partners, issued and
     outstanding, 126,306 Units                   1,244,488         1,142,996
                                                  ---------         ---------

         Total Partners' capital                 $1,186,842        $1,076,763
                                                  =========         =========




              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 2004, 2003, and 2002

                                        2004           2003           2002
                                    ------------   ------------   ------------
REVENUES:
   Net Profits                       $1,667,188     $1,573,059     $1,431,998
   Interest income                        3,147          2,788          3,567
   Gain (loss) on sale of
      Net Profits Interests                 962           -       (     5,853)
                                      ---------      ---------      ---------
                                     $1,671,297     $1,575,847     $1,429,712

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests              $   78,779     $   92,194     $  268,612
   General and
      administrative                    161,110        160,974        158,592
                                      ---------      ---------      ---------
                                     $  239,889     $  253,168     $  427,204
                                      ---------      ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE              $1,431,408     $1,322,679     $1,002,508

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                             -       (       439)          -
                                      ---------      ---------      ---------

NET INCOME                           $1,431,408     $1,322,240     $1,002,508
                                      =========      =========      =========
GENERAL PARTNER -
   NET INCOME                        $  149,916     $  140,282     $  124,069
                                      =========      =========      =========
LIMITED PARTNERS -
   NET INCOME                        $1,281,492     $1,181,958     $  878,439
                                      =========      =========      =========
NET INCOME
   per Unit                          $    10.15     $     9.36     $     6.95
                                      =========      =========      =========
UNITS OUTSTANDING                       126,306        126,306        126,306
                                      =========      =========      =========





              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2004, 2003, and 2002


                                Limited            General
                                Partners           Partner            Total
                              ------------        ----------      ------------

Balance, Dec. 31, 2001         $1,473,599         ($ 71,619)       $1,401,980
   Net income                     878,439           124,069         1,002,508
   Cash distributions         ( 1,118,000)        ( 110,237)      ( 1,228,237)
                                ---------           -------         ---------

Balance, Dec. 31, 2002         $1,234,038         ($ 57,787)       $1,176,251
   Net income                   1,181,958           140,282         1,322,240
   Cash distributions         ( 1,273,000)         (148,728)      ( 1,421,728)
                                ---------           -------         ---------

Balance, Dec. 31, 2003         $1,142,996         ($ 66,233)       $1,076,763
   Net income                   1,281,492           149,916         1,431,408
   Cash distributions         ( 1,180,000)        ( 141,329)      ( 1,321,329)
                                ---------           -------         ---------

Balance, Dec. 31, 2004         $1,244,488         ($ 57,646)       $1,186,842
                                =========           =======         =========


              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003, and 2002

                                        2004           2003           2002
                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,431,408     $1,322,240     $1,002,508
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          -               439           -
      Depletion of Net
        Profits Interests                78,779         92,194        268,612
      (Gain) loss on sale of
         Net Profits Interests      (       962)          -             5,853
      Settlement of asset
         retirement obligation      (        77)          -              -
      (Increase) decrease in
         accounts receivable-
         related party                     -                 5    (         5)
      (Increase) decrease in
         accounts receivable -
         Net Profits                (    46,036)        79,535    (    44,241)
                                      ---------      ---------      ---------

   Net cash provided by
     operating activities            $1,463,112     $1,494,413     $1,232,727
                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   31,868)   ($   24,938)   ($   73,913)
   Proceeds from sale of
      Net Profits Interests                 434            938           -
                                      ---------      ---------      ---------

   Net cash used by
      investing activities          ($   31,434)   ($   24,000)   ($   73,913)
                                      ---------      ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,321,329)   ($1,421,728)   ($1,228,237)
                                      ---------      ---------      ---------
   Net cash used by financing
      activities                    ($1,321,329)   ($1,421,728)   ($1,228,237)
                                      ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         $  110,349     $   48,685    ($   69,423)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               399,864        351,179        420,602
                                      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $  510,213     $  399,864     $  351,179
                                      =========      =========      =========



              The accompanying notes are an integral part of these
                         combined financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 30, 2005

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 2004 and 2003

                                     ASSETS
                                     ------
                                                    2004              2003
                                                ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  393,840        $  337,494
   Accounts receivable:
      Net Profits                                    37,416              -
                                                  ---------         ---------

         Total current assets                    $  431,256        $  337,494

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                    600,879           616,277
                                                  ---------         ---------

                                                 $1,032,135        $  953,771
                                                  =========         =========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                                $     -           $    3,810
                                                  ---------         ---------
         Total current liabilities               $     -           $    3,810

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   48,512)      ($   59,667)
   Limited Partners, issued and
     outstanding, 118,449 Units                   1,080,647         1,009,628
                                                  ---------         ---------

         Total Partners' capital                 $1,032,135        $  949,961
                                                  =========         =========

                                                 $1,032,135        $  953,771
                                                  =========         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Operations
              For the Years Ended December 31, 2004, 2003, and 2002

                                       2004             2003           2002
                                    ----------       ----------      --------
REVENUES:
   Net Profits                      $1,246,990       $1,280,650      $885,782
   Interest income                       2,632            2,365         2,106
   Gain (loss) on sale of
      Net Profits Interests        (       749)            -            9,113
                                     ---------        ---------       -------
                                    $1,248,873       $1,283,015      $897,001

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests             $   94,961       $   79,637      $103,212
   General and
      administrative                   152,465          152,225       149,875
                                     ---------        ---------       -------
                                    $  247,426       $  231,862      $253,087
                                     ---------        ---------       -------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $1,001,447       $1,051,153      $643,914

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                            -               2,785          -
                                     ---------        ---------       -------

NET INCOME                          $1,001,447       $1,053,938      $643,914
                                     =========        =========       =======
GENERAL PARTNER -
   NET INCOME                       $  108,428       $   78,297      $ 36,219
                                     =========        =========       =======
LIMITED PARTNERS -
   NET INCOME                       $  893,019       $  975,641      $607,695
                                     =========        =========       =======
NET INCOME
   per Unit                         $     7.54       $     8.24      $   5.13
                                     =========        =========       =======
UNITS OUTSTANDING                      118,449          118,449       118,449
                                     =========        =========       =======



              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2004, 2003, and 2002


                              Limited            General
                              Partners           Partner            Total
                            ------------        ----------      ------------

Balance, Dec. 31, 2001       $  938,292         ($ 74,788)       $  863,504
   Net income                   607,695            36,219           643,914
   Cash distributions       (   545,000)        (  31,544)      (   576,544)
                              ---------           -------         ---------

Balance, Dec. 31, 2002       $1,000,987         ($ 70,113)       $  930,874
   Net income                   975,641            78,297         1,053,938
   Cash distributions       (   967,000)        (  67,851)      ( 1,034,851)
                              ---------           -------         ---------

Balance, Dec. 31, 2003       $1,009,628         ($ 59,667)       $  949,961
   Net income                   893,019           108,428         1,001,447
   Cash distributions       (   822,000)        (  97,273)      (   919,273)
                              ---------           -------         ---------

Balance, Dec. 31, 2004       $1,080,647         ($ 48,512)       $1,032,135
                              =========           =======         =========




              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003, and 2002

                                           2004            2003          2002
                                       ------------    ------------   ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $1,001,447      $1,053,938     $643,914
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                             -        (     2,785)        -
      Depletion of Net
         Profits Interests                  94,961          79,637      103,212
      (Gain) loss on sale of
         Net Profits Interests                 749            -       (   9,113)
      Settlement of asset
         retirement obligation         (       104)           -            -
      Net change in accounts
         receivable (accounts
         payable) - Net Profits        (    62,284)    (     3,357)   (  14,540)
                                         ---------       ---------      -------

   Net cash provided by
     operating activities               $1,034,769      $1,127,433     $723,473
                                         ---------       ---------      -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   59,150)    ($   16,739)   ($ 76,041)
   Proceeds from sale of
      Net Profits Interests                   -              8,657       10,398
                                         ---------       ---------      -------
   Net cash used by
      investing activities             ($   59,150)    ($    8,082)   ($ 65,643)
                                         ---------       ---------      -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($  919,273)    ($1,034,851)   ($576,544)
                                         ---------       ---------      -------
   Net cash used by financing
      activities                       ($  919,273)    ($1,034,851)   ($576,544)
                                         ---------       ---------      -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                 $   56,346      $   84,500     $ 81,286

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  337,494         252,994      171,708
                                         ---------       ---------      -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $  393,840      $  337,494     $252,994
                                         =========       =========      =======



              The accompanying notes are an integral part of these
                         combined financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 30, 2005

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 2004 and 2003

                                     ASSETS
                                     ------
                                                   2004              2003
                                               ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  469,272        $  567,735
                                                 ---------         ---------

         Total current assets                   $  469,272        $  567,735

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 1,171,095         1,264,192
                                                 ---------         ---------

                                                $1,640,367        $1,831,927
                                                 =========         =========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                                $   26,403        $   39,658
                                                  ---------         ---------
         Total current liabilities               $   26,403        $   39,658

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   52,148)      ($   60,944)
   Limited Partners, issued and
     outstanding, 143,041 Units                   1,666,112         1,853,213
                                                  ---------         ---------

         Total Partners' capital                 $1,613,964        $1,792,269
                                                  =========         =========

                                                 $1,640,367        $1,831,927
                                                  =========         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Operations
              For the Years Ended December 31, 2004, 2003, and 2002

                                     2004             2003              2002
                                 -----------       ----------        ----------
REVENUES:
   Net Profits                    $1,864,246       $2,347,266        $1,476,251
   Interest income                     3,941            3,518             2,815
   Gain (loss) on sale of
      Net Profits Interests      (       256)            -               10,267
                                   ---------        ---------         ---------

                                  $1,867,931       $2,350,784        $1,489,333

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests           $  121,279       $  143,634        $  183,386
   General and
     administrative                  179,519          179,618           177,161
                                   ---------        ---------         ---------
                                  $  300,798       $  323,252        $  360,547
                                   ---------        ---------         ---------

INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                         $1,567,133       $2,027,532        $1,128,786

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)              -               1,477              -
                                   ---------        ---------         ---------

NET INCOME                        $1,567,133       $2,029,009        $1,128,786
                                   =========        =========         =========
GENERAL PARTNER -
   NET INCOME                     $  167,234       $  215,343        $  129,102
                                   =========        =========         =========
LIMITED PARTNERS -
   NET INCOME                     $1,399,899       $1,813,666        $  999,684
                                   =========        =========         =========
NET INCOME
   per Unit                       $     9.79       $    12.68        $     6.99
                                   =========        =========         =========
UNITS OUTSTANDING                    143,041          143,041           143,041
                                   =========        =========         =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2004, 2003, and 2002


                               Limited            General
                               Partners           Partner            Total
                             ------------        ----------      ------------

Balance, Dec. 31, 2001        $1,640,863         ($ 87,910)       $1,552,953
   Net income                    999,684           129,102         1,128,786
   Cash distributions        (   912,000)        ( 108,921)      ( 1,020,921)
                               ---------           -------         ---------

Balance, Dec. 31, 2002        $1,728,547         ($ 67,729)       $1,660,818
   Net income                  1,813,666           215,343         2,029,009
   Cash distributions        ( 1,689,000)        ( 208,558)      ( 1,897,558)
                               ---------           -------         ---------

Balance, Dec. 31, 2003        $1,853,213         ($ 60,944)       $1,792,269
   Net income                  1,399,899           167,234         1,567,133
   Cash distributions        ( 1,587,000)        ( 158,438)      ( 1,745,438)
                               ---------           -------         ---------

Balance, Dec. 31, 2004        $1,666,112         ($ 52,148)       $1,613,964
                               =========           =======         =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003, and 2002

                                        2004           2003           2002
                                    ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,567,133     $2,029,009     $1,128,786
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of
         change in accounting
         for asset retirement
         obligations (Note 1)              -       (     1,477)          -
      Depletion of Net
        Profits Interests               121,279        143,634        183,386
      (Gain) loss on sale of
        Net Profits Interests               256           -       (    10,267)
      Settlement of asset
        retirement obligation       (       388)          -              -
      Net change in accounts
        receivable (accounts
        payable) - Net Profits      (    19,939)   (    20,933)   (    83,527)
                                      ---------      ---------      ---------

   Net cash provided by
      operating activities           $1,668,341     $2,150,233     $1,218,378
                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   21,366)   ($    7,948)   ($   78,281)
   Proceeds from sale of
      Net Profits Interests                -             5,212         11,319
                                      ---------      ---------      ---------

   Net cash used by
      investing activities          ($   21,366)   ($    2,736)   ($   66,962)
                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,745,438)   ($1,897,558)   ($1,020,921)
                                      ---------      ---------      ---------
   Net cash used by financing
      activities                    ($1,745,438)   ($1,897,558)   ($1,020,921)
                                      ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($   98,463)    $  249,939     $  130,495

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               567,735        317,796        187,301
                                      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  469,272     $  567,735     $  317,796
                                      =========      =========      =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                    GEODYNE INSTITUTIONAL/PENSION PROGRAM
                  Notes to the Combined Financial Statements
            For the Periods Ended December 31, 2004, 2003, and 2002


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

      Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs as owners of the working interests in the producing properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests." The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the Affiliated Programs to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the net profits payable to the Partnerships. For financial reporting purposes, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.

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

      For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General
Partner". An affiliate of the General Partner owned the following Units at December 31, 2004:

                                                 Percent of
                               Number of        Outstanding
            Partnership       Units Owned          Units
            -----------       -----------       -----------

                 P-1             31,037             28.7%
                 P-3             69,180             40.8%
                 P-4             34,234             27.1%
                 P-5             29,360             24.8%
                 P-6             20,827             14.6%

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


      Credit Risk

      Accrued oil and gas sales, which are included in the Partnerships' accounts receivable (accounts payable) - Net Profits, are due from a variety of oil and gas purchasers and, therefore, indirectly subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate, which includes accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2004, 2003, and 2002 were as follows:

                  Partnership       2004  2003  2002
                  -----------       ----- ----- -----

                      P-1           $1.10 $1.21 $1.69
                      P-3            2.28  1.28  1.80
                      P-4            1.37  1.43  2.68
                      P-5            1.83  1.36  1.46
                      P-6            1.47  1.28  1.51

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No non-cash charges against earnings (impairment provisions) were recorded by the Partnerships during the three years ended December 31, 2004.

      The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from its Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate the liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable (accounts payable) - Net Profits are the estimated asset retirement obligations (see "Asset Retirement Obligation") and the amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the average annual production costs per Mcf.

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


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, accounts receivable (accounts payable) - Net Profits includes accrued liabilities, accrued lease operating expenses, asset retirement obligations, and deferred lease operating expenses related to gas balancing which involve estimates that could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.

      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


      Asset Retirement Obligation

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Partnerships own interests in oil and gas properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in Net Profits Interests, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation (included in accounts receivable - Net Profits), resulting in a decrease of accounts receivable - Net Profits, in the following approximate amounts for each Partnership:

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For 2004, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $3,000, $5,000, $3,000, $4,000, and $9,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the years ended December 31, 2004 and December 31, 2003 are as shown below.

                                 P-1 Partnership
                                 ---------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 56,388          $ 55,495
Additions and Revisions                          27                79
Settlements and Disposals                 (     238)        (   1,737)
Accretion Expense                             2,576             2,551
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $ 58,753          $ 56,388
                                            =======           =======


                                 P-3 Partnership
                                 ---------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 95,666          $ 94,622
Additions and Revisions                          33               247
Settlements and Disposals                 (     300)        (   3,483)
Accretion Expense                             4,319             4,280
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $ 99,718          $ 95,666
                                            =======           =======


                                 P-4 Partnership
                                 ---------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 56,632          $ 53,986
Additions and Revisions                         440               354
Settlements and Disposals                 (   2,277)             -
Accretion Expense                             2,125             2,292
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $ 56,920          $ 56,632
                                            =======           =======

                                 P-5 Partnership
                                 ---------------

                                             2004             2003
                                          ----------        --------

Total Asset Retirement
   Obligation, January 1                   $ 72,299         $ 68,918
Additions and Revisions                       1,608              141
Settlements and Disposals                 (     104)            -
Accretion Expense                             2,878            3,240
                                            -------          -------
Total Asset Retirement
   Obligation, December 31                 $ 76,681         $ 72,299
                                            =======          =======


                                 P-6 Partnership
                                 ---------------

                                             2004             2003
                                          ----------        --------

Total Asset Retirement
   Obligation, January 1                   $206,661         $204,576
Additions and Revisions                         954               50
Settlements and Disposals                 (   6,956)            -
Accretion Expense                             7,427            2,035
                                            -------          -------
Total Asset Retirement
   Obligation, December 31                 $208,086         $206,661
                                            =======          =======

      Had FAS No. 143 been adopted at January 1, 2002 the amount of the asset retirement obligation at that date and at December 31, 2002 would not have been materially different from the amount recorded at January 1, 2003. If this accounting policy had been in effect on January 1, 2002, the pro forma impact for the P-1, P-3, P-4, P-5, and P-6 Partnerships during the year ended December 31, 2002 would have been an increase in Depletion of Net Profits Interest of approximately $3,000, $5,000, $4,000, $3,000, and $9,000, respectively.


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2004, 2003, and 2002:

            Partnership         2004        2003        2002
            -----------       --------    --------    --------

                 P-1          $113,760    $113,760    $113,760
                 P-3           178,560     178,560     178,560
                 P-4           132,960     132,960     132,960
                 P-5           124,680     124,680     124,680
                 P-6           150,564     150,564     150,564

      Affiliates of the Partnerships operate certain of the properties in which the Partnerships own a Net Profits Interest and their policy is to bill the owners of the working interests of such properties for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to each of the Partnership's Net Profits Interest during the years ended December 31, 2004, 2003, and 2002:

                                                 Percentage
                                          -----------------------
Partnership         Purchaser             2004      2003     2002
----------- ------------------------      -----    -----    -----

    P-1           Cinergy Marketing
                    ("Cinergy")           13.2%    14.3%      -
                  Duke Energy Field
                    Services, Inc.
                    ("Duke")              11.5%      -        -
                  Chevron U.S.A., Inc.    11.3%      -        -
                  El Paso Energy
                    Marketing Company
                    ("El Paso")             -        -      17.5%

    P-3           Duke                    14.9%      -        -
                  Cinergy                 12.0%    13.2%      -
                  El Paso                   -        -      17.4%

    P-4           Eaglwing Trading, Inc.  25.3%    25.9%    23.3%
                  Gulfterra Central
                    Point Alloc.          11.4%      -        -
                  Valero Industrial
                    Gas LP                  -      22.8%    20.3%
                  Conoco, Inc.              -        -      15.7%
                  El Paso                   -        -      11.9%

    P-5           Enogex Services
                    Corporation           20.2%    18.3%      -
                  Cinergy                 16.1%    27.0%      -
                  ONEOK Texas Energy      14.6%    14.4%    12.0%
                    Resources ("ONEOK")
                  Duke                    11.5%    13.6%      -
                  El Paso                   -        -      59.2%

    P-6           Duke                    23.1%    22.9%    18.0%
                  Kinder Morgan, Inc.     19.5%    18.0%      -
                  ONEOK                   11.1%      -        -
                  Cinergy                   -      15.2%      -
                  El Paso                   -        -      28.0%

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


      Capitalized Costs

      Capitalized costs and accumulated depletion at December 31, 2004 and 2003 were as follows:

                                P-1 Partnership
                                ---------------

                                              2004              2003
                                          ------------      ------------
Net Profits Interests in proved
  oil and gas properties                   $6,539,536        $6,585,411

Less accumulated depletion
  and valuation allowance                 ( 5,846,408)      ( 5,852,988)
                                            ---------         ---------
  Net Profits Interests, net               $  693,128        $  732,423
                                            =========         =========


                                P-3 Partnership
                                ---------------

                                              2004              2003
                                          ------------      ------------
Net Profits Interests in proved
   oil and gas properties                  $9,964,344        $9,972,636

Less accumulated depletion
   and valuation allowance                ( 8,892,495)      ( 8,781,942)
                                            ---------         ---------
   Net Profits Interests, net              $1,071,849        $1,190,694
                                            =========         =========


                                P-4 Partnership
                                ---------------

                                              2004              2003
                                          ------------      ------------
Net Profits Interests in proved
   oil and gas properties                  $8,050,934        $8,290,388

Less accumulated depletion
   and valuation allowance                ( 7,655,977)      ( 7,853,925)
                                            ---------         ---------
   Net Profits Interests, net              $  394,957        $  436,463
                                            =========         =========

                                 P-5 Partnership
                                 ---------------

                                              2004               2003
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 9,509,448       $ 9,432,867

Less accumulated depletion
   and valuation allowance                (  8,908,569)     (  8,816,590)
                                            ----------        ----------
   Net Profits Interest, net               $   600,879       $   616,277
                                            ==========        ==========


                                P-6 Partnership
                                ---------------

                                               2004               2003
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $11,329,527       $11,391,974

Less accumulated depletion
   and valuation allowance                ( 10,158,432)     ( 10,127,782)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,171,095       $ 1,264,192
                                            ==========        ==========


      Costs Incurred

      No property acquisition or exploration costs were incurred by the Partnerships during the three years ended December 31, 2004. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2004, 2003, and 2002. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships.

      Partnership                    2004       2003(1)       2002
      -----------                  -------      -------     -------

           P-1                     $25,183      $26,919     $61,170
           P-3                      80,861       43,489      88,773
           P-4                      36,380       24,938      73,913
           P-5                      75,826       16,739      76,041
           P-6                      26,625        7,948      78,281

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

                                P-1 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 2001               151,869     1,787,352
  Production                                    ( 20,652)   (  286,109)
  Sale of minerals in place                           -     (   24,441)
  Extensions and discoveries                       3,020        84,663
  Revision of previous estimates                  26,101       171,515
                                                 -------     ---------

Proved reserves, December 31, 2002               160,338     1,732,980
  Production                                    ( 18,624)   (  284,754)
  Sale of minerals in place                     (  1,899)   (   35,150)
  Extensions and discoveries                       2,324         2,792
  Revision of previous estimates                  66,134       850,842
                                                 -------     ---------

Proved reserves, December 31, 2003               208,273     2,266,710
  Production                                    ( 19,377)   (  251,793)
  Sale of minerals in place                     (     30)         -
  Extensions and discoveries                       4,643         8,281
  Revision of previous estimates                  50,473       268,536
                                                 -------     ---------

Proved reserves, December 31, 2004               243,982     2,291,734
                                                 =======     =========

PROVED DEVELOPED RESERVES:
      December 31, 2002                          160,338     1,732,980
                                                 =======     =========
      December 31, 2003                          208,273     2,266,710
                                                 =======     =========
      December 31, 2004                          243,982     2,291,734
                                                 =======     =========

                                P-3 Partnership
                                ---------------

                                           Crude         Natural
                                            Oil            Gas
                                         (Barrels)        (Mcf)
                                         ---------     -----------


Proved reserves, December 31, 2001        205,619      2,921,349
  Production                             ( 26,541)    (  433,484)
  Sale of minerals in place                  -        (   30,718)
  Extensions and discoveries                4,543        121,217
  Revision of previous estimates           33,066        323,117
                                          -------      ---------

Proved reserves, December 31, 2002        216,687      2,901,481
  Production                             ( 23,935)    (  425,803)
  Sale of minerals in place              (  2,398)    (   44,904)
  Extensions and discoveries                4,154          5,815
  Revision of previous estimates           81,987      1,282,716
                                          -------      ---------

Proved reserves, December 31, 2003        276,495      3,719,305
  Production                             ( 24,925)    (  389,500)
  Sale of minerals in place              (     57)          -
  Extensions and discoveries                5,755          9,293
  Revision of previous estimates           63,097        271,011
                                          -------      ---------

Proved reserves, December 31, 2004        320,365      3,610,109
                                          =======      =========
PROVED DEVELOPED RESERVES:
      December 31, 2002                   216,687      2,901,481
                                          =======      =========
      December 31, 2003                   276,495      3,719,305
                                          =======      =========
      December 31, 2004                   320,365      3,610,109
                                          =======      =========

                                P-4 Partnership
                                ---------------

                                             Crude       Natural
                                              Oil          Gas
                                           (Barrels)      (Mcf)
                                           ---------   -----------

Proved reserves, December 31, 2001          90,296     2,083,182
  Production                               (26,054)   (  444,617)
  Sale of minerals in place                   -       (   43,199)
  Extensions and discoveries                 2,359        52,147
  Revision of previous estimates           (37,086)      361,135
                                            ------     ---------

Proved reserves, December 31, 2002          29,515     2,008,648
  Production                               (21,439)   (  258,598)
  Extensions and discoveries                    19         3,707
  Revision of previous estimates            57,895       344,786
                                            ------     ---------

Proved reserves, December 31, 2003          65,990     2,098,543
  Production                               (17,687)   (  238,451)
  Sale of minerals in place                (    52)         -
  Extensions and discoveries                   485         1,456
  Revision of previous estimates            10,920       107,620
                                            ------     ---------

Proved reserves, December 31, 2004          59,656     1,969,168
                                            ======     =========

PROVED DEVELOPED RESERVES:
      December 31, 2002                     27,086     1,984,642
                                            ======     =========
      December 31, 2003                     63,561     2,074,944
                                            ======     =========
      December 31, 2004                     57,343     1,945,771
                                            ======     =========

                                P-5 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 2001                29,903     2,340,665
  Production                                     ( 6,223)   (  386,565)
  Sale of minerals in place                      (    60)   (    7,037)
  Extensions and discoveries                      13,919        93,056
  Revision of previous estimates                   7,248       166,776
                                                  ------     ---------

Proved reserves, December 31, 2002                44,787     2,206,895
  Production                                     ( 6,364)   (  313,632)
  Sale of minerals in place                         -       (        1)
  Revision of previous estimates                   9,047       453,379
                                                  ------     ---------

Proved reserves, December 31, 2003                47,470     2,346,641
  Production                                     ( 4,603)   (  282,972)
  Sale of minerals in place                      (     5)         -
  Extensions and discoveries                           2        31,722
  Revision of previous estimates                 ( 4,707)       35,222
                                                  ------     ---------

Proved reserves, December 31, 2004                38,157     2,130,613
                                                  ======     =========
PROVED DEVELOPED RESERVES:
  December 31, 2002                               44,787     2,206,895
                                                  ======     =========
  December 31, 2003                               47,470     2,346,641
                                                  ======     =========
  December 31, 2004                               38,157     2,130,613
                                                  ======     =========

                                P-6 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 2001                93,698     3,954,081
  Production                                    ( 15,089)   (  636,758)
  Sale of minerals in place                     (     63)   (    7,595)
  Extensions and discoveries                      15,007       107,938
  Revision of previous estimates                  20,662       506,262
                                                 -------     ---------

Proved reserves, December 31, 2002               114,215     3,923,928
  Production                                    ( 15,939)   (  577,123)
  Revision of previous estimates                  27,563       763,881
                                                 -------     ---------

Proved reserves, December 31, 2003               125,839     4,110,686
  Production                                    (  7,824)   (  446,505)
  Extensions and discoveries                           2        10,991
  Revision of previous estimates                   6,877       265,162
                                                 -------     ---------

Proved reserves, December 31, 2004               124,894     3,940,334
                                                 =======     =========
PROVED DEVELOPED RESERVES:
  December 31, 2002                              114,215     3,923,928
                                                 =======     =========
  December 31, 2003                              125,839     4,110,686
                                                 =======     =========
  December 31, 2004                              124,894     3,940,334
                                                 =======     =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2004 and 2003 are as follows:

                                 P-1 Partnership
                                 ---------------


                                                   2004
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $419,312     $403,648     $392,532     $289,232
Gross Profit(1)                400,614      390,433      371,996      273,982
Net Income                     364,183      345,236      341,352      244,121
Limited Partners'
   Net Income
   Per Unit                       3.02         2.87         2.83         2.03

                                                   2003
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $387,144     $381,855     $329,721     $317,478
Gross Profit(1)                361,419      365,392      306,678      302,771
Net Income                     324,187      326,738      273,879      272,085
Limited Partners'
   Net Income
   Per Unit                       2.68        2.71         2.26         2.26


-----------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-3 Partnership
                                 ---------------

                                                   2004
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $622,810     $581,919     $568,032     $445,484
Gross Profit(1)                593,416      562,711      468,521      388,691
Net Income                     539,621      500,379      421,230      342,390
Limited Partners'
   Net Income
   Per Unit                       2.85         2.65         2.19         1.79

                                                   2003
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $549,486     $571,428     $475,740     $455,123
Gross Profit(1)                512,012      543,756      442,102      432,662
Net Income                     458,027      488,285      391,411      385,277
Limited Partners'
   Net Income
   Per Unit                 2.41               2.58         2.06         2.03



------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-4 Partnership
                                 ---------------

                                                   2004
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $401,670     $439,393     $416,322     $413,912
Gross Profit(1)                367,468      414,383      403,705      406,962
Net Income                     326,828      364,113      368,236      372,231
Limited Partners'
   Net Income
   Per Unit                       2.30         2.58         2.62         2.65

                                                   2003
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $511,516     $434,810     $358,498     $271,023
Gross Profit(1)                483,557      419,755      334,988      245,353
Net Income                     438,118      376,799      297,050      210,273
Limited Partners'
   Net Income
   Per Unit                       3.10         2.68         2.10         1.48


---------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-5 Partnership
                                 ---------------

                                                   2004
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $315,510     $363,670     $263,101     $306,592
Gross Profit(1)                285,130      340,503      253,326      274,953
Net Income                     246,704      292,420      220,002      242,321
Limited Partners'
   Net Income
   Per Unit                       1.85         2.21         1.66         1.82


                                                   2003
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $446,994     $313,378     $289,476     $233,167
Gross Profit(1)                430,669      288,313      274,839      209,557
Net Income                     390,634      247,488      239,208      176,608
Limited Partners'
   Net Income
   Per Unit                       3.13         1.98         1.80         1.33



------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-6 Partnership
                                 ---------------

                                                   2004
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $539,568     $541,823     $337,091     $449,449
Gross Profit(1)                503,481      505,438      314,188      423,545
Net Income                     458,121      450,510      274,155      384,347
Limited Partners'
   Net Income
   Per Unit                       2.86         2.81         1.71         2.41

                                                   2003
                              -----------------------------------------------
                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                              --------     --------     --------     --------

Total Revenues                $722,864     $722,350     $457,829     $447,741
Gross Profit(1)                688,470      680,373      424,305      414,002
Net Income                     640,302      632,881      381,441      374,385
Limited Partners'
   Net Income
   Per Unit                       4.01         3.95         2.38         2.34




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