Form 10-Q
period 2005-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2005-05-13
CIK 850427, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended March 31, 2005

  Commission File Number:

       P-1:  0-17800        P-4:  0-18308         P-6:  0-18937
       P-3:  0-18306        P-5: 0-18637

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
      --------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Articles)

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

                        Yes    X               No
                            ------                   ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                   ------

                          PART I. FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

  CURRENT ASSETS:
   Cash and cash equivalents                  $  426,838        $  448,368
   Accounts receivable:
      Net Profits                                252,967            77,602
                                              ----------        ----------
        Total current assets                  $  679,805        $  525,970

  NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 682,094           693,128
                                              ----------        ----------
                                              $1,361,899        $1,219,098
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


  PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   53,208)      ($   64,846)
   Limited Partners, issued and
      outstanding, 108,074 units               1,415,107         1,283,944
                                              ----------        ----------
        Total Partners' capital               $1,361,899        $1,219,098
                                              ==========        ==========









            The accompanying condensed notes are an integral part of
                      these combined financial statements.

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE NPI PARTNERSHIP P-1
COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)


                                                  2005              2004
                                                --------          --------

  REVENUES:
   Net Profits                                  $549,447          $418,377
   Interest income                                 1,565               410
   Gain on sale of Net Profits
      Interests                                        -               525
                                                --------          --------
                                                $551,012          $419,312

  COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 15,428          $ 18,698
   General and administrative
      (Note 2)                                    51,812            36,431
                                                --------          --------
                                                $ 67,240          $ 55,129
                                                --------          --------

  NET INCOME                                    $483,772          $364,183
                                                ========          ========
  GENERAL PARTNER - NET INCOME                  $ 49,609          $ 38,060
                                                ========          ========
  LIMITED PARTNERS - NET INCOME                 $434,163          $326,123
                                                ========          ========
  NET INCOME per unit                           $   4.02          $   3.02
                                                ========          ========
  UNITS OUTSTANDING                              108,074           108,074
                                                ========          ========









            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                   2005           2004
                                                ----------     ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $483,772       $364,183
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  15,428         18,698
      Gain on sale of Net Profits
        Interests                                       -      (     525)
      Increase in accounts receivable -
        Net Profits                             ( 172,932)     (  49,447)
                                                 --------       --------
  Net cash provided by operating
   activities                                    $326,268       $332,909
                                                 --------       --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  6,827)      $      -
   Proceeds from the sale of Net
      Profits Interests                                 -            396
                                                 --------       --------
  Net cash provided (used) by investing
   activities                                   ($  6,827)      $    396
                                                 --------       --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($340,971)     ($315,205)
                                                 --------       --------
  Net cash used by financing
   activities                                   ($340,971)     ($315,205)
                                                 --------       --------

  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($ 21,530)      $ 18,100

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            448,368        399,580
                                                 --------       --------
  CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $426,838       $417,680
                                                 ========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

  CURRENT ASSETS:
   Cash and cash equivalents                  $  627,769        $  633,196
   Accounts receivable:
      Net Profits                                383,658           130,416
                                              ----------        ----------
        Total current assets                  $1,011,427        $  763,612

  NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,048,919         1,071,849
                                              ----------        ----------
                                              $2,060,346        $1,835,461
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


  PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   36,727)      ($   53,429)
   Limited Partners, issued and
      outstanding, 169,637 units               2,097,073         1,888,890
                                              ----------        ----------
        Total Partners' capital               $2,060,346        $1,835,461
                                              ==========        ==========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

  REVENUES:
   Net Profits                                  $787,556          $621,114
   Interest income                                 2,260               647
   Gain on sale of Net Profits
      Interests                                        -             1,049
                                                --------          --------
                                                $789,816          $622,810

  COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 28,226          $ 29,394
   General and administrative
      (Note 2)                                    68,815            53,795
                                                --------          --------
                                                $ 97,041          $ 83,189
                                                --------          --------

  NET INCOME                                    $692,775          $539,621
                                                ========          ========
  GENERAL PARTNER - NET INCOME                  $ 71,592          $ 56,543
                                                ========          ========
  LIMITED PARTNERS - NET INCOME                 $621,183          $483,078
                                                ========          ========
  NET INCOME per unit                           $   3.66          $   2.85
                                                ========          ========
  UNITS OUTSTANDING                              169,637           169,637
                                                ========          ========











            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                 2005             2004
                                               ----------      ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $692,775        $539,621
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 28,226          29,394
      Gain on sale of Net Profits
        Interests                                      -       (   1,049)
      Increase in accounts receivable -
        Net Profits                            ( 245,536)      (  69,180)
                                                --------        --------
  Net cash provided by operating
   activities                                   $475,465        $498,786
                                                --------        --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 13,002)       $      -
   Proceeds from the sale of Net
      Profits Interests                                -             885
                                                --------        --------
  Net cash provided (used) by investing
   activities                                  ($ 13,002)       $    885
                                                --------        --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($467,890)      ($445,789)
                                                --------        --------
  Net cash used by financing
   activities                                  ($467,890)      ($445,789)
                                                --------        --------

  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  5,427)       $ 53,882

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           633,196         581,527
                                                --------        --------
  CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $627,769        $635,409
                                                ========        ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                             ------------      ------------

  CURRENT ASSETS:
   Cash and cash equivalents                  $  486,663        $  510,213
   Accounts receivable:
      Net Profits                                215,363           281,672
                                              ----------        ----------
        Total current assets                  $  702,026        $  791,885

  NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 386,468           394,957
                                              ----------        ----------
                                              $1,088,494        $1,186,842
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


  PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   68,123)      ($   57,646)
   Limited Partners, issued and
      outstanding, 126,306 units               1,156,617         1,244,488
                                              ----------        ----------
        Total Partners' capital               $1,088,494        $1,186,842
                                              ==========        ==========













            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

  REVENUES:
   Net Profits                                  $345,627          $400,259
   Interest income                                 1,859               449
   Gain on sale of Net Profits
      Interests                                        -               962
                                                --------          --------
                                                $347,486          $401,670

  COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 11,750          $ 34,202
   General and administrative
      (Note 2)                                    56,846            40,640
                                                --------          --------
                                                $ 68,596          $ 74,842
                                                --------          --------

  NET INCOME                                    $278,890          $326,828
                                                ========          ========
  GENERAL PARTNER - NET INCOME                  $ 28,761          $ 35,716
                                                ========          ========
  LIMITED PARTNERS - NET INCOME                 $250,129          $291,112
                                                ========          ========
  NET INCOME per unit                           $   1.98          $   2.30
                                                ========          ========
  UNITS OUTSTANDING                              126,306           126,306
                                                ========          ========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                    2005 2004
                                               ----------      ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $278,890        $326,828
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 11,750          34,202
      Gain on sale of Net Profits
        Interests                                      -       (     962)
      Settlement of asset retirement
        obligation                                     -       (      77)
      (Increase) decrease in accounts
        receivable - Net Profits                  67,776       (  25,112)
                                                --------        --------
  Net cash provided by operating
   activities                                   $358,416        $334,879
                                                --------        --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  4,728)      ($ 11,310)
   Proceeds from sale of Net Profits
      Interests                                        -             948
                                                --------        --------
  Net cash used by investing
   activities                                  ($  4,728)      ($ 10,362)
                                                --------        --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($377,238)      ($269,104)
                                                --------        --------
  Net cash used by financing
   activities                                  ($377,238)      ($269,104)
                                                --------        --------

  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 23,550)       $ 55,413

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           510,213         399,864
                                                --------        --------
  CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $486,663        $455,277
                                                ========        ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

  CURRENT ASSETS:
   Cash and cash equivalents                  $  447,753        $  393,840
   Accounts receivable:
      Net Profits                                 18,295            37,416
                                              ----------        ----------
        Total current assets                  $  466,048        $  431,256

  NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 608,214           600,879
                                              ----------        ----------
                                              $1,074,262        $1,032,135
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


  PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   54,495)      ($   48,512)
   Limited Partners, issued and
      outstanding, 118,449 units               1,128,757         1,080,647
                                              ----------        ----------
        Total Partners' capital               $1,074,262        $1,032,135
                                              ==========        ==========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)



                                                  2005              2004
                                                --------          --------

  REVENUES:
   Net Profits                                  $376,868          $314,999
   Interest income                                 1,390               394
   Gain on sale of Net Profits
      Interests                                        -               117
   Other income                                    1,464                 -
                                                --------          --------
                                                $379,722          $315,510

  COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 30,001          $ 30,380
   General and administrative
      (Note 2)                                    54,677            38,426
                                                --------          --------
                                                $ 84,678          $ 68,806
                                                --------          --------

  NET INCOME                                    $295,044          $246,704
                                                ========          ========
  GENERAL PARTNER - NET INCOME                  $ 31,934          $ 27,365
                                                ========          ========
  LIMITED PARTNERS - NET INCOME                 $263,110          $219,339
                                                ========          ========
  NET INCOME per unit                           $   2.22          $   1.85
                                                ========          ========
  UNITS OUTSTANDING                              118,449           118,449
                                                ========          ========








            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                   2005           2004
                                                ----------     ----------

  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $295,044       $246,704
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  30,001         30,380
      Gain on sale of Net Profits
        Interests                                       -      (     117)
      Increase in accounts receivable -
        Net Profits                             (     176)     (  33,774)
                                                 --------       --------
  Net cash provided by operating
   activities                                    $324,869       $243,193
                                                 --------       --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 18,039)     ($ 11,615)
   Proceeds from the sale of Net
      Profits Interests                                 -            117
                                                 --------       --------
  Net cash used by investing activities         ($ 18,039)     ($ 11,498)
                                                 --------       --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($252,917)     ($219,906)
                                                 --------       --------
  Net cash used by financing
   activities                                   ($252,917)     ($219,906)
                                                 --------       --------

  NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 53,913       $ 11,789

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            393,840        337,494
                                                 --------       --------
  CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $447,753       $349,283
                                                 ========       ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS


                                               March 31,       December 31,
                                                 2005              2004
                                             -------------     ------------

  CURRENT ASSETS:
   Cash and cash equivalents                   $  695,363       $  469,272
                                               ----------       ----------
        Total current assets                   $  695,363       $  469,272

  NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,156,679        1,171,095
                                               ----------       ----------
                                               $1,852,042       $1,640,367
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

  CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $   43,053       $   26,403
                                               ----------       ----------
        Total current liabilities              $   43,053       $   26,403



  PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   62,715)     ($   52,148)
   Limited Partners, issued and
      outstanding, 143,041 units                1,871,704        1,666,112
                                               ----------       ----------
        Total Partners' capital                $1,808,989       $1,613,964
                                               ----------       ----------
                                               $1,852,042       $1,640,367
                                               ==========       ==========







            TThe accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

  REVENUES:
   Net Profits                                  $589,533          $538,885
   Interest income                                 1,499               642
   Gain on sale of Net Profits
      Interests                                        -                41
   Other income                                      503                 -
                                                --------          --------
                                                $591,535          $539,568

  COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 28,953          $ 36,087
   General and administrative
      (Note 2)                                    61,468            45,360
                                                --------          --------
                                                $ 90,421          $ 81,447
                                                --------          --------

  NET INCOME                                    $501,114          $458,121
                                                ========          ========
  GENERAL PARTNER - NET INCOME                  $ 52,522          $ 48,996
                                                ========          ========
  LIMITED PARTNERS - NET INCOME                 $448,592          $409,125
                                                ========          ========
  NET INCOME per unit                           $   3.14          $   2.86
                                                ========          ========
  UNITS OUTSTANDING                              143,041           143,041
                                                ========          ========








            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                  2005           2004
                                               ----------      ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $501,114        $458,121
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 28,953          36,087
      Gain on sale of Net Profits
        Interests                                      -       (      41)
      Net change in accounts receivable
        (accounts payable)  - Net
        Profits                                    8,103       (  63,650)
                                                --------        --------
  Net cash provided by operating
   activities                                   $538,170        $430,517
                                                --------        --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  5,990)      ($  3,991)
   Proceeds from sale of Net Profits
      Interests                                        -              41
                                                --------        --------
  Net cash used by investing
   activities                                  ($  5,990)      ($  3,950)
                                                --------        --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($306,089)      ($436,880)
                                                --------        --------
  Net cash used by financing
   activities                                  ($306,089)      ($436,880)
                                                --------        --------

  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $226,091       ($ 10,313)

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           469,272         567,735
                                                --------        --------
  CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $695,363        $557,422
                                                ========        ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements..

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------
      The combined balance sheets as of March 31, 2005, combined statements of operations for the three months ended March 31, 2005 and 2004, and combined statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2005, the combined results of operations for the three months ended March 31, 2005 and 2004, and the combined cash flows for the three months ended March 31, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2005, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $1,000, $1,000, $1,000, $1,000, and $2,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three months ended March 31, 2005 and 2004 are as shown below.


                                 P-1 Partnership
                                 ---------------


                                             Three months      Three months
                                                Ended              Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

  Total Asset Retirement
         Obligation, January 1                  $ 58,753          $ 56,388
  Additions and revisions                            229                 -
  Accretion expense                                  690               623
                                                --------          --------
  Total Asset Retirement
         Obligation, End of Quarter             $ 59,672          $ 57,011
                                                ========          ========


                                 P-3 Partnership
                                 ---------------

                                             Three months      Three months
                                                Ended              Ended
                                               3/31/2005         3/31/2004
                                             ------------      ------------

  Total Asset Retirement
         Obligation, January 1                  $ 99,718           $95,666
  Additions and revisions                            295                 -
  Accretion expense                                1,145             1,029
                                                --------           -------
  Total Asset Retirement
         Obligation, End of Quarter             $101,158           $96,695
                                                ========           =======

                                 P-4 Partnership
                                 ---------------

                                             Three months      Three months
                                                Ended             Ended
                                              3/31/2005         3/31/2004
                                             ------------      ------------

  Total Asset Retirement
         Obligation, January 1                  $ 56,920          $ 56,632
  Settlements and disposals                            -         (   2,277)
  Accretion expense                                  574               451
                                                --------          --------
  Total Asset Retirement
         Obligation, End of Quarter             $ 57,494          $ 54,806
                                                ========          ========


                                 P-5 Partnership
                                 ---------------


                                             Three months      Three months
                                                Ended             Ended
                                               3/31/2005        3/31/2004
                                             ------------      ------------

  Total Asset Retirement
         Obligation, January 1                  $ 76,681          $ 72,299
  Additions and revisions                            911             1,332
  Accretion expense                                  788               604
                                                --------          --------
  Total Asset Retirement
         Obligation, End of Quarter             $ 78,380          $ 74,235
                                                ========          ========


                                 P-6 Partnership
                                 ---------------


                                             Three months      Three months
                                                Ended             Ended
                                              3/31/2005         3/31/2004
                                             ------------      ------------

  Total Asset Retirement
         Obligation, January 1                  $208,086          $206,661
  Additions and revisions                            318               279
  Accretion expense                                1,924             1,384
                                                --------          --------
  Total Asset Retirement
         Obligation, End of Quarter             $210,328          $208,324
                                                ========          ========

 2.   TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                $23,372                   $28,440
                P-3                 24,175                    44,640
                P-4                 23,606                    33,240
                P-5                 23,507                    31,170
                P-6                 23,827                    37,641

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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


  ASSET RETIREMENT OBLIGATIONS
  ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.


  NEW ACCOUNTING PRONOUNCEMENTS
  -----------------------------

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

                                 P-1 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)          (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             243,982        2,291,734
         Production                             (  4,945)      (   66,143)
         Extension and discoveries                   325            5,603
         Revisions of previous
            estimates                              6,385           36,466
                                                 -------        ---------

      Proved reserves, March 31, 2005            245,747        2,267,660
                                                 =======        =========



                                 P-3 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             320,365        3,610,109
         Production                             (  6,358)      (  100,852)
         Extension and discoveries                   408            7,295
         Revisions of previous
            estimates                              8,133           61,510
                                                 -------        ---------

      Proved reserves, March 31, 2005            322,548        3,578,062
                                                 =======        =========

                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)          (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              59,656        1,969,168
         Production                              ( 3,857)      (   56,407)
         Extensions and discoveries                  362            5,946
         Revisions of previous
            estimates                              1,573           35,147
                                                  ------        ---------

      Proved reserves, March 31, 2005             57,734        1,953,854
                                                  ======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)          (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              38,157        2,130,613
         Production                              ( 1,287)      (   63,777)
         Extensions and discoveries                   25           44,460
         Revisions of previous
            estimates                              4,114           45,712
                                                  ------        ---------

      Proved reserves, March 31, 2005             41,009        2,157,008
                                                  ======        =========


                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             124,894        3,940,334
         Production                             (  3,024)      (  112,950)
         Extension and discoveries                     8           14,866
         Revisions of previous
            estimates                              7,813          109,815
                                                 -------        ---------

      Proved reserves, March 31, 2005            129,691        3,952,065
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2005 and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2005 will actually be realized for such production.

                                Net Present Value of Reserves
                    ------------------------------------------------------
      Partnership                         3/31/05                12/31/04
      -----------                       -----------            -----------
         P-1                            $10,488,767            $ 8,498,702
         P-3                             15,405,046             12,485,054
         P-4                              7,466,153              6,180,522
         P-5                              6,666,402              5,260,713
         P-6                             12,940,542             10,217,705

                                       Oil and Gas Prices
                    -------------------------------------------------------
        Pricing                           3/31/05                12/31/04
      -----------                       -----------            -----------
      Oil (Bbl)                         $     55.31            $     43.36
      Gas (Mcf)                                7.17                   6.02

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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i)
      geophysical  conditions  which  cause an  acceleration  of the  decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well,
      (iii) prior period volume adjustments (either positive or negative) made by the purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $549,447         $418,377
      Barrels produced                               4,945            5,644
      Mcf produced                                  66,143           76,701
      Average price/Bbl                           $  44.97         $  30.66
      Average price/Mcf                           $   6.05         $   4.35

      As shown in the table above, total Net Profits increased $131,070 (31.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately (i) $71,000 and $112,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $15,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $21,000 and $46,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 699 barrels and 10,558 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended

      March 31, 2004.  The decrease in volumes of oil sold was  primarily due to
      (i) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2004 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004. The decrease in production expenses was primarily due to (i) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005 and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2004. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests decreased $3,270 (17.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves since March 31, 2004. These decreases were partially offset by an increase in depletable Net Profits Interests primarily due to the developmental drilling of one significant well during the three months ended March 31, 2005. As a percentage of Net Profits, this expense decreased to 2.8% for the three months ended March 31, 2005 from 4.5% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $15,381 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of Net Profits, these expenses increased to 9.4% for the three months ended March 31, 2005 from 8.7% for the three months ended March 31, 2004.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2005  were   $17,163,558   or  158.81%  of   Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $787,556         $621,114
      Barrels produced                               6,358            7,208
      Mcf produced                                 100,852          118,733
      Average price/Bbl                           $  45.49         $  30.70
      Average price/Mcf                           $   6.00         $   4.49

      As shown in the table above, total Net Profits increased $166,442 (26.8%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately (i) $93,000 and $152,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $27,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $26,000 and $80,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 850 barrels and 17,881 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2004 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004. The decrease in production expenses was primarily due to (i) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005 and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2004. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2005.

      Depletion of Net Profits Interests decreased $1,168 (4.0%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to the decreases in volumes of oil and gas sold. This decrease was partially offset by an increase in depletable Net Profits Interests primarily due to the developmental drilling of one significant well during the three months ended March 31, 2005. As a percentage of Net Profits, this expense decreased to 3.6% for the three months ended March 31, 2005 from 4.7% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $15,020 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of Net Profits, these expenses remained constant at 8.7% for the three months ended March 31, 2005 and 2004.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2005  were   $23,967,401   or  141.29%  of   Limited   Partners'   capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $345,627         $400,259
      Barrels produced                               3,857            4,775
      Mcf produced                                  56,407           66,934
      Average price/Bbl                           $  45.35         $  33.64
      Average price/Mcf                           $   6.14         $   5.29

      As shown in the table above, total Net Profits decreased $54,632 (13.6%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this decrease, approximately (i) $31,000 and $56,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $61,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately $45,000 and $48,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 918 barrels and 10,527 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2004 and early 2005 due to mechanical problems and (ii) normal declines in production. As of the date of this Quarterly Report, the shut-in well has returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2004, (ii) normal declines in production, and (iii) the shutting-in of one significant well during late 2004 and early 2005 due to mechanical problems. As of the date of this Quarterly Report, the shut-in well has returned to production at a lower rate than previously experienced. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2005,
      (ii) a positive prior period production tax adjustment made by the operator on one significant well during the three months ended March 31, 2005, and (iii) an increase in salt water disposal expenses incurred on several wells during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. These increases were partially offset by (i) a negative prior period production tax adjustment made by the operator on one significant well during the three months ended March 31, 2005 and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2004.

      Depletion of Net Profits Interests decreased $22,452 (65.6%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) the abandonment of one significant well during the three months ended March 31, 2004 following an unsuccessful recompletion attempt and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 3.4% for the three months ended March 31, 2005 from 8.5% for the three months ended March 31, 2004. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $16,206 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of Net Profits, these expenses increased to 16.4% for the three months ended March 31, 2005 from 10.2% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2005  were   $19,235,945   or  152.30%  of   Limited   Partners'   capital
      contributions.

  P-5 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $376,868         $314,999
      Barrels produced                               1,287            1,387
      Mcf produced                                  63,777           73,924
      Average price/Bbl                           $  45.88         $  32.10
      Average price/Mcf                           $   6.42         $   4.73

      As shown in the table above, total Net Profits increased $61,869 (19.6%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $18,000 and $108,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $48,000 related to a decrease in volumes of gas sold and
      (ii) $12,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 100 barrels and 10,147 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of gas sold was primarily due to normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) increases in repair and maintenance expenses incurred on two significant wells for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

      Depletion of Net Profits Interests decreased $379 (1.2%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) an increase in depletable Net Profits Interests during 2004 due to the developmental drilling of one significant well and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by an increase in depletable Net Profits Interests primarily due to the developmental drilling of two significant wells during the three months ended March 31, 2005. As a percentage of Net Profits, this expense decreased to 8.0% for the three months ended March 31, 2005 from 9.6% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $16,251 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of Net Profits, these expenses increased to 14.5% for the three months ended March 31, 2005 from 12.2% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2005  were   $13,427,759   or  113.36%  of   Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                             Three Months Ended March 31,
                                             ----------------------------
                                                    2005           2004
                                                 ----------      --------
      Net Profits                                 $589,533       $538,885
      Barrels produced                               3,024          3,307
      Mcf produced                                 112,950        127,504
      Average price/Bbl                           $  47.35       $  31.56
      Average price/Mcf                           $   5.54       $   4.72

      As shown in the table above, total Net Profits increased $50,648 (9.4%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $48,000 and $93,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $9,000 and $69,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $12,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 283 barrels and 14,554 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of gas sold was primarily due to normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and
      (ii) repair and maintenance expenses incurred on several wells during the three months ended March 31, 2005.

      Depletion of Net Profits Interests decreased $7,134 (19.8%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an increase in depletable Net Profits Interests during 2004 due to the developmental drilling of one significant well. These decreases were partially offset by an increase in depletable Net Profits Interests during the three months ended March 31, 2005 due to the developmental drilling of two significant wells. As a percentage of Net Profits, this expense decreased to 4.9% for the three months ended March 31, 2005 from 6.7% for the three months ended March 31, 2004. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $16,108 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of Net Profits, these expenses increased to 10.4% for the three months ended March 31, 2005 from 8.4% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2005  were   $19,714,248   or  137.82%  of   Limited   Partners'   capital
      contribution.

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

                                  (Registrant)

                                  BY:   GEODYNE RESOURCES, INC.

                                        General Partner


  Date:  May 13, 2005             By:       /s/Dennis R. Neill
                                     --------------------------------
                                           (Signature)
                                           Dennis R. Neill
                                           President


  Date:  May 13, 2005             By:      /s/Craig D. Loseke
                                     --------------------------------
                                          (Signature)
                                          Craig D. Loseke
                                          Chief Accounting Officer

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

32.2   Certification  pursuant to 18 U.S.C Section 1350, as adopted  pursuant to
       Section  906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
       Institutional/Pension Energy Income Limited Partnership P-3.

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

32.5   Certification  pursuant to 18 U.S.C.Section  1350, as adopted pursuant to
       Section  906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
       Institutional/Pension Energy Income Limited Partnership P-6.