Form 10-Q
period 2005-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2005-08-12
CIK 850427, 863832, 860744, 854066, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

                        Yes    X                  No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS


                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  465,734        $  448,368
   Accounts receivable:
      Net Profits                                282,974            77,602
                                              ----------        ----------
        Total current assets                  $  748,708        $  525,970

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 670,288           693,128
                                              ----------        ----------
                                              $1,418,996        $1,219,098
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   43,152)      ($   64,846)
   Limited Partners, issued and
      outstanding, 108,074 units               1,462,148         1,283,944
                                              ----------        ----------
        Total Partners' capital               $1,418,996        $1,219,098
                                              ==========        ==========









           The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)





                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $439,476          $388,100
   Interest income                                 1,867               620
   Gain on sale of Net Profits
      Interests                                        -            14,928
                                                --------          --------
                                                $441,343          $403,648

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 17,789          $ 13,215
   General and administrative
      (Note 2)                                    30,826            45,197
                                                --------          --------
                                                $ 48,615          $ 58,412
                                                --------          --------

NET INCOME                                      $392,728          $345,236
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 40,687          $ 34,304
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $352,041          $310,932
                                                ========          ========
NET INCOME per unit                             $   3.25          $   2.87
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========
















           The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)




                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $988,923          $806,477
   Interest income                                 3,432             1,030
   Gain on sale of Net Profits
      Interests                                        -            15,453
                                                --------          --------
                                                $992,355          $822,960

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 33,217          $ 31,913
   General and administrative
      (Note 2)                                    82,638            81,628
                                                --------          --------
                                                $115,855          $113,541
                                                --------          --------

NET INCOME                                      $876,500          $709,419
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 90,296          $ 72,364
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $786,204          $637,055
                                                ========          ========
NET INCOME per unit                             $   7.27          $   5.89
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========
















           The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)



                                                   2005           2004
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $876,500       $709,419
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  33,217         31,913
      Gain on sale of Net Profits
        Interests                                       -      (  15,453)
      Increase in accounts receivable -
        Net Profits                             ( 201,722)     (  79,739)
                                                 --------       --------
Net cash provided by operating
   activities                                    $707,995       $646,140
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 14,027)     ($  3,324)
   Proceeds from the sale of Net
      Profits Interests                                 -         15,881
                                                 --------       --------
Net cash provided (used) by investing
   activities                                   ($ 14,027)      $ 12,557
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($676,602)     ($663,607)
                                                 --------       --------
Net cash used by financing
   activities                                   ($676,602)     ($663,607)
                                                 --------       --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($ 17,366)     ($  4,910)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            448,368        399,580
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $465,734       $394,670
                                                 ========       ========






           The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS


                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  703,860        $  633,196
   Accounts receivable:
      Net Profits                                401,999           130,416
                                              ----------        ----------
        Total current assets                  $1,105,859        $  763,612

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,033,636         1,071,849
                                              ----------        ----------
                                              $2,139,495        $1,835,461
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   24,650)      ($   53,429)
   Limited Partners, issued and
      outstanding, 169,637 units               2,164,145         1,888,890
                                              ----------        ----------
        Total Partners' capital               $2,139,495        $1,835,461
                                              ==========        ==========


















           The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)




                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $637,978          $562,152
   Interest income                                 2,859               960
   Gain on sale of Net Profits
      Interests                                        -            18,807
                                                --------          --------
                                                $640,837          $581,919

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 23,322          $ 19,208
   General and administrative
      (Note 2)                                    47,643            62,332
                                                --------          --------
                                                $ 70,965          $ 81,540
                                                --------          --------

NET INCOME                                      $569,872          $500,379
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 58,800          $ 49,974
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $511,072          $450,405
                                                ========          ========
NET INCOME per unit                             $   3.01          $   2.65
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========














           The accompanying condensed notes are an integral part of these combined financial statements.

   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)



                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,425,534        $1,183,266
   Interest income                                 5,119             1,607
   Gain on sale of Net Profits
      Interests                                        -            19,856
                                              ----------        ----------
                                              $1,430,653        $1,204,729

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   51,548        $   48,602
   General and administrative
      (Note 2)                                   116,458           116,127
                                              ----------        ----------
                                              $  168,006        $  164,729
                                              ----------        ----------

NET INCOME                                    $1,262,647        $1,040,000
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  130,392        $  106,517
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,132,255        $  933,483
                                              ==========        ==========
NET INCOME per unit                           $     6.67        $     5.50
                                              ==========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========        ==========
















          The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)



                                                  2005            2004
                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,262,647      $1,040,000
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   51,548          48,602
      Gain on sale of Net Profits
        Interests                                        -     (    19,856)
      Increase in accounts receivable -
        Net Profits                            (   263,065)    (   107,488)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,051,130      $  961,258
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   21,853)    ($   20,382)
   Proceeds from the sale of Net
      Profits Interests                                  -          20,161
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   21,853)    ($      221)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  958,613)    ($  966,524)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($  958,613)    ($  966,524)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $   70,664     ($    5,487)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             633,196         581,527
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  703,860      $  576,040
                                                ==========      ==========





           The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  477,507        $  510,213
   Accounts receivable:
      Net Profits                                313,380           281,672
                                              ----------        ----------
        Total current assets                  $  790,887        $  791,885

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 376,160           394,957
                                              ----------        ----------
                                              $1,167,047        $1,186,842
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,525)      ($   57,646)
   Limited Partners, issued and
      outstanding, 126,306 units               1,222,572         1,244,488
                                              ----------        ----------
        Total Partners' capital               $1,167,047        $1,186,842
                                              ==========        ==========















           The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)



                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $445,650          $438,744
   Interest income                                 2,001               649
                                                --------          --------
                                                $447,651          $439,393

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 11,015          $ 25,010
   General and administrative
      (Note 2)                                    35,807            50,270
                                                --------          --------
                                                $ 46,822          $ 75,280
                                                --------          --------

NET INCOME                                      $400,829          $364,113
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 40,874          $ 38,597
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $359,955          $325,516
                                                ========          ========
NET INCOME per unit                             $   2.85          $   2.58
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




















           The accompanying condensed notes are an integral part of these combined financial statements..

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)




                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $791,277          $839,003
   Interest income                                 3,860             1,098
   Gain on sale of Net Profits
      Interests                                        -               962
                                                --------          --------
                                                $795,137          $841,063

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 22,765          $ 59,212
   General and administrative
      (Note 2)                                    92,653            90,910
                                                --------          --------
                                                $115,418          $150,122
                                                --------          --------

NET INCOME                                      $679,719          $690,941
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 69,635          $ 74,313
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $610,084          $616,628
                                                ========          ========
NET INCOME per unit                             $   4.83          $   4.88
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========
















           The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                  2005           2004
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $679,719        $690,941
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 22,765          59,212
      Gain on sale of Net Profits
        Interests                                      -       (     962)
      Settlement of asset retirement
        obligation                                     -       (      77)
      Increase in accounts receivable -
        Net Profits                            (  28,365)      (  80,778)
                                                --------        --------
Net cash provided by operating
   activities                                   $674,119        $668,336
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  7,311)      ($ 32,475)
   Proceeds from sale of Net Profits
      Interests                                        -             435
                                                --------        --------
Net cash used by investing
   activities                                  ($  7,311)      ($ 32,040)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($699,514)      ($598,062)
                                                --------        --------
Net cash used by financing
   activities                                  ($699,514)      ($598,062)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 32,706)       $ 38,234

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           510,213         399,864
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $477,507        $438,098
                                                ========        ========





           The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  454,182        $  393,840
   Accounts receivable:
      Net Profits                                113,445            37,416
                                              ----------        ----------
        Total current assets                  $  567,627        $  431,256

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 614,378           600,879
                                              ----------        ----------
                                              $1,182,005        $1,032,135
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   43,601)      ($   48,512)
   Limited Partners, issued and
      outstanding, 118,449 units               1,225,606         1,080,647
                                              ----------        ----------
        Total Partners' capital               $1,182,005        $1,032,135
                                              ==========        ==========


















           The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)




                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $414,044          $364,014
   Interest income                                 1,932               522
   Loss on sale of Net Profits
      Interests                                        -         (     866)
   Other income                                      672                 -
                                                --------          --------
                                                $416,648          $363,670

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  9,186          $ 23,167
   General and administrative
      (Note 2)                                    33,660            48,083
                                                --------          --------
                                                $ 42,846          $ 71,250
                                                --------          --------

NET INCOME                                      $373,802          $292,420
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 37,953          $ 31,275
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $335,849          $261,145
                                                ========          ========
NET INCOME per unit                             $   2.84          $   2.21
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========
















         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)




                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $790,912          $679,013
   Interest income                                 3,322               916
   Loss on sale of Net Profits
      Interests                                        -         (     749)
   Other income                                    2,136                 -
                                                --------          --------
                                                $796,370          $679,180

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 39,187          $ 53,547
   General and administrative
      (Note 2)                                    88,337            86,509
                                                --------          --------
                                                $127,524          $140,056
                                                --------          --------

NET INCOME                                      $668,846          $539,124
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 69,887          $ 58,640
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $598,959          $480,484
                                                ========          ========
NET INCOME per unit                             $   5.06          $   4.06
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========














         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                   2005           2004
                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $668,846       $539,124
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  39,187         53,547
      Loss on sale of Net Profits
        Interests                                       -            749
      Increase in accounts receivable -
        Net Profits                             (  67,691)     (  57,056)
                                                 --------       --------
Net cash provided by operating
   activities                                    $640,342       $536,364
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 61,024)     ($ 46,913)
                                                 --------       --------
Net cash used by investing
   activities                                   ($ 61,024)     ($ 46,913)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($518,976)     ($426,390)
                                                 --------       --------
Net cash used by financing
   activities                                   ($518,976)     ($426,390)
                                                 --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 60,342       $ 63,061

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            393,840        337,494
                                                 --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $454,182       $400,555
                                                 ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               June 30,        December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  602,209       $  469,272
   Accounts receivable:
      Net Profits                                 122,659                -
                                               ----------       ----------
        Total current assets                   $  724,868       $  469,272

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,151,574        1,171,095
                                               ----------       ----------
                                               $1,876,442       $1,640,367
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $        -       $   26,403
                                               ----------       ----------
        Total current liabilities              $        -       $   26,403



PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   39,421)     ($   52,148)
   Limited Partners, issued and
      outstanding, 143,041 units                1,915,863        1,666,112
                                               ----------       ----------
        Total Partners' capital                $1,876,442       $1,613,964
                                               ----------       ----------
                                               $1,876,442       $1,640,367
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $669,517          $541,287
   Interest income                                 2,841               833
   Loss on sale of Net Profits
      Interests                                        -         (     297)
   Other income                                      230                 -
                                                --------          --------
                                                $672,588          $541,823

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 51,652          $ 36,385
   General and administrative
      (Note 2)                                    40,377            54,928
                                                --------          --------
                                                $ 92,029          $ 91,313
                                                --------          --------

NET INCOME                                      $580,559          $450,510
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 62,400          $ 48,242
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $518,159          $402,268
                                                ========          ========
NET INCOME per unit                             $   3.62          $   2.81
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========








         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,259,050        $1,080,172
   Interest income                                 4,340             1,475
   Loss on sale of Net Profits
      Interests                                        -       (       256)
   Other income                                      733                 -
                                              ----------        ----------
                                              $1,264,123        $1,081,391

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   80,605        $   72,472
   General and administrative
      (Note 2)                                   101,845           100,288
                                              ----------        ----------
                                              $  182,450        $  172,760
                                              ----------        ----------

NET INCOME                                    $1,081,673        $  908,631
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  114,922        $   97,238
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  966,751        $  811,393
                                              ==========        ==========
NET INCOME per unit                           $     6.76        $     5.67
                                              ==========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                              ==========        ==========









         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


                                                  2005           2004
                                               -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,081,673      $908,631
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   80,605        72,472
      Loss on sale of Net Profits
        Interests                                        -           256
      Settlement of asset retirement
        obligation                             (         8)            -
      Net change in accounts receivable
        (accounts payable)  - Net
        Profits                                (   148,764)    (  86,570)
                                                ----------      --------
Net cash provided by operating
   activities                                   $1,013,506      $894,789
                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   61,374)    ($ 17,767)
                                                ----------      --------
Net cash used by investing
   activities                                  ($   61,374)    ($ 17,767)
                                                ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  819,195)    ($857,612)
                                                ----------      --------
Net cash used by financing
   activities                                  ($  819,195)    ($857,612)
                                                ----------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  132,937      $ 19,410

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             469,272       567,735
                                                ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  602,209      $587,145
                                                ==========      ========


         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2005, combined statements of operations for the three and six months ended June 30, 2005 and 2004, and combined statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2005, the combined results of operations for the three and six months ended June 30, 2005 and 2004, and the combined cash flows for the six months ended June 30, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2005, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $2,000, $3,000, $1,000, $2,000, and $5,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2005 and 2004 are as shown below.


                                 P-1 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 59,672          $ 57,011
      Additions and revisions                        212                 -
      Accretion expense                              691               620
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 60,575          $ 57,631
                                                ========          ========


                                              Six Months        Six Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 58,753          $ 56,388
      Additions and revisions                        441                 -
      Accretion expense                            1,381             1,243
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 60,575          $ 57,631
                                                ========          ========

                                 P-3 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $101,158           $96,695
      Additions and revisions                        267                 -
      Accretion expense                            1,164             1,036
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Quarter             $102,589           $97,731
                                                ========           =======


                                              Six Months        Six Months
                                                Ended              Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 99,718           $95,666
      Additions and revisions                        562                 -
      Accretion expense                            2,309             2,065
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Period              $102,589           $97,731
                                                ========           =======

                                 P-4 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 57,494          $ 54,806
      Accretion expense                              573               461
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 58,067          $ 55,267
                                                ========          ========

                                              Six Months        Six Months
                                                Ended             Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 56,920          $ 56,632
      Settlements and disposals                        -          (  2,277)
      Accretion expense                            1,147               912
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 58,067          $ 55,267
                                                ========          ========



                                 P-5 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 78,380          $ 74,235
      Additions and revisions                          1                 -
      Accretion expense                              771               606
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 79,152          $ 74,841
                                                ========          ========


                                              Six Months        Six Months
                                                Ended             Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 76,681          $ 72,299
      Additions and revisions                        912             1,332
      Accretion expense                            1,559             1,210
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 79,152          $ 74,841
                                                ========          ========

                                 P-6 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              6/30/2005          6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $210,328          $208,324
      Additions and revisions                          4                 -
      Settlements and disposals                (   5,636)                -
      Accretion expense                            1,925             1,387
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $206,621          $209,711
                                                ========          ========


                                              Six Months        Six Months
                                                Ended             Ended
                                              6/30/2005         6/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $208,086          $206,661
      Additions and revisions                        322               279
      Settlements and disposals                (   5,636)                -
      Accretion expense                            3,849             2,771
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $206,621          $209,711
                                                ========          ========


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $2,386                   $28,440
                P-3                  3,003                    44,640
                P-4                  2,567                    33,240
                P-5                  2,490                    31,170
                P-6                  2,736                    37,641

      During the six months ended June 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                $25,758                   $56,880
                P-3                 27,178                    89,280
                P-4                 26,173                    66,480
                P-5                 25,997                    62,340
                P-6                 26,563                    75,282

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

                                 P-1 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             243,982        2,291,734
         Production                             (  4,945)      (   66,143)
         Extensions and discoveries                  325            5,603
         Revisions of previous
            estimates                              6,385           36,466
                                                 -------        ---------

      Proved reserves, March 31, 2005            245,747        2,267,660
         Production                             (  4,637)      (   57,869)
         Extensions and discoveries                1,026            9,884
         Revisions of previous
            estimates                              5,423           64,326
                                                 -------        ---------

      Proved reserves, June 30, 2005             247,559        2,284,001
                                                 =======        =========

                                 P-3 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             320,365        3,610,109
         Production                             (  6,358)      (  100,852)
         Extensions and discoveries                  408            7,295
         Revisions of previous
            estimates                              8,133           61,510
                                                 -------        ---------

      Proved reserves, March 31, 2005            322,548        3,578,062
         Production                             (  5,988)      (   89,676)
         Extensions and discoveries                1,291           12,323
         Revisions of previous
            estimates                              6,993           77,887
                                                 -------        ---------

      Proved reserves, June 30, 2005             324,844        3,578,596
                                                 =======        =========


                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)          (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              59,656        1,969,168
         Production                              ( 3,857)      (   56,407)
         Extensions and discoveries                  362            5,946
         Revisions of previous
            estimates                              1,573           35,147
                                                  ------        ---------

      Proved reserves, March 31, 2005             57,734        1,953,854
         Production                              ( 3,888)      (   55,427)
         Extensions and discoveries                   97              695
         Revisions of previous
            estimates                            ( 1,750)      (    7,732)
                                                  ------        ---------

      Proved reserves, June 30, 2005              52,193        1,891,390
                                                  ======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)          (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              38,157        2,130,613
         Production                              ( 1,287)      (   63,777)
         Extensions and discoveries                   25           44,460
         Revisions of previous
            estimates                              4,114           45,712
                                                  ------        ---------

      Proved reserves, March 31, 2005             41,009        2,157,008
         Production                              (   978)      (   74,876)
         Extensions and discoveries                   55           21,649
         Revisions of previous
            estimates                              2,283          131,661
                                                  ------        ---------

      Proved reserves, June 30, 2005              42,369        2,235,442
                                                  ======        =========


                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)          (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             124,894        3,940,334
         Production                             (  3,024)      (  112,950)
         Extensions and discoveries                    8           14,866
         Revisions of previous
            estimates                              7,813          109,815
                                                 -------        ---------

      Proved reserves, March 31, 2005            129,691        3,952,065
         Production                             (  2,830)      (  112,473)
         Extensions and discoveries                   50            9,347
         Revisions of previous
            estimates                           (      2)         406,894
                                                 -------        ---------

      Proved reserves, June 30, 2005             126,909        4,255,833
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2005, March 31, 2005, and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2005 will actually be realized for such production.

                                   Net Present Value of Reserves
                           ---------------------------------------------
     Partnership              6/30/05          3/31/05         12/31/04
     -----------           -----------      -----------      -----------
         P-1               $10,627,714      $10,488,767      $ 8,498,702
         P-3                15,517,812       15,405,046       12,485,054
         P-4                 7,098,095        7,466,153        6,180,522
         P-5                 6,824,935        6,666,402        5,260,713
         P-6                13,668,801       12,940,542       10,217,705

                                       Oil and Gas Prices
                           ---------------------------------------------
        Pricing               6/30/05          3/31/05         12/31/04
     -----------           ------------     -----------      -----------
      Oil (Bbl)            $     56.63      $     55.31      $     43.36
      Gas (Mcf)                   7.07             7.17             6.02

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

      P-1 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $439,476         $388,100
      Barrels produced                               4,637            4,426
      Mcf produced                                  57,869           57,246
      Average price/Bbl                           $  48.22         $  34.71
      Average price/Mcf                           $   5.26         $   5.13

      As shown in the table above, total Net Profits increased $51,376 (13.2%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $63,000 and $8,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $7,000 and $3,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by a decrease of approximately $30,000 related to an increase in production expenses. Volumes of oil and gas sold increased 211 barrels and 623 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increases in volumes of oil and gas sold were primarily due to positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. These increases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in salt water disposal expenses incurred on one significant well during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

      Depletion of Net Profits Interests increased $4,574 (34.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) downward revisions in the estimates of remaining gas reserves since June 30, 2004, (ii) an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of one developmental well, and (iii) the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 4.0% for the three months ended June 30, 2005 from 3.4% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses decreased $14,371 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 7.0% for the three months ended June 30, 2005 from 11.6% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $988,923         $806,477
      Barrels produced                               9,582           10,070
      Mcf produced                                 124,012          133,947
      Average price/Bbl                           $  46.55         $  32.44
      Average price/Mcf                           $   5.69         $   4.68

      As shown in the table above, total Net Profits increased $182,446 (22.6%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $135,000 and $124,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $16,000 and $46,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $15,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 488 barrels and 9,935 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

      The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2004, and (iii) normal declines in production. These decreases were partially offset by positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) normal declines in production, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2004. These decreases were partially offset by positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005.

      The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales,
      (ii) workover expenses incurred on several wells during the six months ended June 30, 2005, and (iii) an increase in salt water disposal expenses incurred on one significant well during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases were partially offset by the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005.

      Depletion of Net Profits Interests increased $1,304 (4.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of two developmental wells and (ii) downward revisions in the estimates of remaining gas reserves since June 30, 2004. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 3.4% for the six months ended June 30, 2005 from 4.0% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,010 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 8.4% for the six months ended June 30, 2005 from 10.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2005  were   $17,468,558   or  161.64%  of   Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $637,978         $562,152
      Barrels produced                               5,988            5,754
      Mcf produced                                  89,676           89,392
      Average price/Bbl                           $  47.89         $  34.78
      Average price/Mcf                           $   5.55         $   5.22

      As shown in the table above, total Net Profits increased $75,826 (13.5%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $79,000 and $30,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $8,000 and $1,000, respectively, were related to the increases in volumes of oil and gas sold. These increases were partially offset by a decrease of approximately $42,000 related to an increase in production expenses. Volumes of oil and gas sold increased 234 barrels and 284 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increases in volumes of oil and gas sold were primarily due to positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. These increases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in salt water disposal expenses incurred on one significant well during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

      Depletion of Net Profits Interests increased $4,114 (21.4%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to (i) one significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves, (ii) downward revisions in the estimates of remaining gas reserves since June 30, 2004, and (iii) an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of one developmental well. As a percentage of Net Profits, this expense increased to 3.7% for the three months ended June 30, 2005 from 3.4% for the three months ended June 30, 2004.

      General and administrative expenses decreased $14,689 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 7.5% for the three months ended June 30, 2005 from 11.1% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2005           2004
                                                  ----------     ----------
      Net Profits                                 $1,425,534     $1,183,266
      Barrels produced                                12,346         12,962
      Mcf produced                                   190,528        208,125
      Average price/Bbl                           $    46.66     $    32.51
      Average price/Mcf                           $     5.79     $     4.80

      As shown in the table above, total Net Profits increased $242,268 (20.5%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately $175,000 and $188,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $20,000 and $85,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $15,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 616 barrels and 17,597 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

      The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2004, and (iii) normal declines in production. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) normal declines in production, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2004. These decreases were partially offset by positive prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005.

      The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales,
      (ii) workover expenses incurred on several wells during the six months ended June 30, 2005, and (iii) an increase in salt water disposal expenses incurred on one significant well during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases were partially offset by the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005.

      Depletion of Net Profits Interests increased $2,946 (6.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to (i) an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of two developmental wells, (ii) downward revisions in the estimates of remaining gas reserves since June 30, 2004, and (iii) one significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 3.6% for the six months ended June 30, 2005 from 4.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 8.2% for the six months ended June 30, 2005 from 9.8% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2005   were   $24,411,401   or  143.9%  of   Limited   Partners'   capital
      contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $445,650         $438,744
      Barrels produced                               3,888            4,799
      Mcf produced                                  55,427           61,180
      Average price/Bbl                           $  52.42         $  37.18
      Average price/Mcf                           $   6.55         $   5.97

      As shown in the table above, total Net Profits increased $6,906 (1.6%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately $59,000 and $32,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $33,000 and $34,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $17,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 911 barrels and 5,753 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and
      (ii) the shutting-in of several wells during early 2005 due to mechanical problems. As of the date of this Quarterly Report, the shut-in wells have returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to normal declines in production. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2005, (ii) compression expenses incurred on several other wells during the three months ended June 30, 2005, and (iii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests decreased $13,995 (56.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves on one significant well since June 30, 2004, (ii) the abandonment of another significant well during 2004 following an unsuccessful recompletion attempt, and (iii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 2.5% for the three months ended June 30, 2005 from 5.7% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses decreased $14,463 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 8.0% for the three months ended June 30, 2005 from 11.5% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $791,277         $839,003
      Barrels produced                               7,745            9,574
      Mcf produced                                 111,834          128,114
      Average price/Bbl                           $  48.90         $  35.42
      Average price/Mcf                           $   6.34         $   5.61

      As shown in the table above, total Net Profits decreased $47,726 (5.7%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this decrease, approximately (i) $65,000 and $91,000, respectively, were related to decreases in volumes of oil and gas sold and
      (ii) $78,000 was related to an increase in production expenses. These decreases were partially offset by increases of approximately $104,000 and $82,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,829 barrels and 16,280 Mcf, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2004 and early 2005 due to mechanical problems, (ii) the shutting-in of several other wells during early 2005 due to mechanical problems, and (iii) normal declines in production. As of the date of this Quarterly Report, the shut-in wells have returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2004 and (ii) normal declines in production. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the six months ended June 30, 2005, and (iii) an increase in salt water disposal expenses incurred on several other wells during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

      Depletion of Net Profits Interests decreased $36,447 (61.6%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt, (ii) the decreases in volumes of oil and gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves on one significant well since June 30, 2004. As a percentage of Net Profits, this expense decreased to 2.9% for the six months ended June 30, 2005 from 7.1% for the six months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $1,743 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of Net Profits, these expenses increased to 11.7% for the six months ended June 30, 2005 from 10.8% for the six months ended June 30, 2004.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2005  were   $19,529,945   or  154.62%  of   Limited   Partners'   capital
      contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $414,044         $364,014
      Barrels produced                                 978            1,308
      Mcf produced                                  74,876           60,761
      Average price/Bbl                           $  50.64         $  36.14
      Average price/Mcf                           $   5.75         $   6.31

      As shown in the table above, total Net Profits increased $50,030 (13.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $89,000 was related to an increase in volumes of gas sold and (ii) $14,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of approximately (i) $42,000 related to a decrease in the average price of gas sold and (ii) $12,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 330 barrels, while volumes of gas sold increased 14,115 Mcf for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2004. The increase in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves during the three months ended June 30, 2004 on one significant well resulting in the P-5 Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) the successful completion of several new wells during mid and late 2004, and (iii) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. These increases were partially offset by (i) a substantial decline in production during 2005 on one significant well following the workover of that well during mid 2004 and (ii) normal declines in production. The well with the substantial decline in production is not expected to return to its previously high levels of production.

      The average gas price decreased to $5.75 per Mcf for the three months ended June 30, 2005 from $6.31 per Mcf for the three months ended June 30, 2004. Due to a gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the P-5 Partnership during the three months ended June 30, 2004. This resulted in a higher average price per Mcf for the three months ended June 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the three months ended June 30, 2005.

      A decrease in production expenses primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2004 and
      (ii) a decrease in repair and maintenance expenses incurred on several other wells during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was substantially offset by (i) workover expenses incurred on several wells during the three months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests decreased $13,981 (60.3%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to two significant wells being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 2.2% for the three months ended June 30, 2005 from 6.4% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses decreased $14,423 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 8.1% for the three months ended June 30, 2005 from 13.2% for the three months ended June 30, 2004. This percentage decrease was primarily due to the dollar decrease in general and administrative expenses.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $790,912         $679,013
      Barrels produced                               2,265            2,695
      Mcf produced                                 138,653          134,685
      Average price/Bbl                           $  47.93         $  34.06
      Average price/Mcf                           $   6.06         $   5.44

      As shown in the table above, total Net Profits increased $111,899 (16.5%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately (i) $31,000 and $86,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $22,000 was related to an increase in volumes of gas sold. These increases were partially offset by decreases of approximately
      (i) $15,000 related to a decrease in volumes of oil sold and (ii) $12,000 related to an increase in production expenses. Volumes of oil sold decreased 430 barrels, while volumes of gas sold increased 3,968 Mcf for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

      The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2004 and (ii) normal declines in production. The increase in volumes of gas sold was primarily due to
      (i) downward revisions in the estimates of remaining gas reserves during the six months ended June 30, 2004 on one significant well resulting in the P-5 Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) the successful completion of several new wells during mid and late 2004, and (iii) positive prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005. These increases were partially offset by (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following the workover of that well during mid 2004. The well with the substantial decline in production is not expected to return to its previously high levels of production. The average gas price increased to $6.06 per Mcf for the six months ended June 30, 2005 from $5.44 per Mcf for the six months ended June 30, 2004. Due to a gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the P-5 Partnership during the six months ended June 30, 2004. This resulted in a higher average price per Mcf for the six months ended June 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the six months ended June 30, 2005.

      The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the six months ended June, 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in repair and maintenance expenses incurred on two significant wells during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2004.

      Depletion of Net Profits Interests decreased $14,360 (26.8%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to two significant wells being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves. This decrease was partially offset by an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of two developmental wells. As a percentage of Net Profits, this expense decreased to 5.0% for the six months ended June 30, 2005 from 7.9% for the six months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depletion of Net Profits Interests and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,828 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 11.2% for the six months ended June 30, 2005 from 12.7% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2005  were   $13,666,759   or  115.38%  of   Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2005           2004
                                                 ----------      --------
      Net Profits                                 $669,517       $541,287
      Barrels produced                               2,830          2,502
      Mcf produced                                 112,473        107,645
      Average price/Bbl                           $  51.17       $  37.56
      Average price/Mcf                           $   6.10       $   5.70

      As shown in the table above, total Net Profits increased $128,230 (23.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this increase, approximately (i) $39,000 and $45,000, respectively, were related to increases in the average prices of oil and gas sold, (ii) $28,000 was related to an increase in volumes of gas sold, and (iii) $5,000 was related to a decrease in production expenses. Volumes of oil and gas sold increased 328 barrels and 4,828 Mcf, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

      The increase in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves during the three months ended June 30, 2004 on one significant well resulting in the P-6 Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable, (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005, and (iii) the successful completion of several new wells during mid and late 2004. These increases were partially offset by
      (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following a workover of that well during mid 2004. The well with the substantial decline in production is not expected to return to its previously high levels of production. The average gas price increased to $6.10 per Mcf for the three months ended June 30, 2005 from $5.70 per Mcf for the three months ended June 30, 2004. Due to a gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the P-6 Partnership during the three months ended June 30, 2004. This resulted in a higher average price per Mcf for the three months ended June 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the three months ended June 30, 2005.

      The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2004 and (ii) a decrease in repair and maintenance expenses incurred on several other wells during the three months ended June 30, 2005 as compared to the three months ended June 20, 2004. These decreases were partially offset by (i) workover expenses incurred on one significant well during the three months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $15,267 (42.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of one significant well, which increase was partially offset by several wells being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves. As a percentage of Net Profits, this expense increased to 7.7% for the three months ended June 30, 2005 from 6.7% for the three months ended June 30, 2004. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses decreased $14,551 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 6.0% for the three months ended June 30, 2005 from 10.1% for the three months ended June 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in general and administrative expenses and (ii) the increase in Net Profits.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2005           2004
                                                 ------------    ----------
      Net Profits                                 $1,259,050     $1,080,172
      Barrels produced                                 5,854          5,809
      Mcf produced                                   225,423        235,149
      Average price/Bbl                           $    49.20     $    34.15
      Average price/Mcf                           $     5.82     $     5.17

      As shown in the table above, total Net Profits increased $178,878 (16.6%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this increase, approximately (i) $88,000 and $146,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $2,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $50,000 related to a decrease in volumes of gas sold and (ii) $7,000 related to an increase in production expenses. Volumes of oil sold increased 45 barrels, while volumes of gas sold decreased 9,726 Mcf for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

      The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, which increase was substantially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following a workover of that well during mid 2004. The well with the substantial decline in production is not expected to return to its previously high levels of production. These decreases were partially offset by (i) downward revisions in the estimates of remaining gas reserves during the six months ended June 30, 2004 on one significant well resulting in the P-6 Partnership becoming over produced past ultimate reserves thereby increasing gas imbalance payable and (ii) the successful completion of several new wells during mid and late 2004. The average gas price increased to $5.82 per Mcf for the six months ended June 30, 2005 from $5.17 per Mcf for the six months ended June 30, 2004. Due to a gas imbalance situation on one significant well discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the P-6 Partnership during the six months ended June 30, 2004. This resulted in a higher average price per Mcf for the six months ended June 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the six months ended June 30, 2005.

      The increase in production expenses was primarily due to (i) workover expenses incurred on one significant well during the six months ended June 30, 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by
      (i) workover expenses incurred on several wells during the six months ended June 30, 2004 and (ii) a decrease in repair and maintenance expenses incurred on several other wells during the six months ended June 30, 2005 as compared to the six months ended June 20, 2004.

      Depletion of Net Profits Interests increased $8,133 (11.2%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of one significant well. This increase was partially offset by (i) several wells being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 6.4% for the six months ended June 30, 2005 from 6.7% for the six months ended June 30, 2004.

      General and administrative expenses increased $1,557 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As a percentage of Net Profits, these expenses decreased to 8.1% for the six months ended June 30, 2005 from 9.3% for the six months ended June 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2005  were   $20,188,248   or  141.14%  of   Limited   Partners'   capital
      contribution.

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

                          PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

            31.1     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the P-1 Partnership.

            31.2     Certification   by  Craig  D.  Loseke  required  by  Rule
                     Rule 13a-14(a)/15d-14(a) for the P-1 Partnership.

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

            31.8     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the P-5 Partnership.

            31.9     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the P-6 Partnership.

            31.10    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the P-6 Partnership.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-1 Partnership.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-3 Partnership.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner

                                             /s/Dennis R. Neill
Date:  August 12, 2005                 ---------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 12, 2005              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3.

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