Form 10-Q
period 2005-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2005-11-14
CIK 850427, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

                        Yes    X                  No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No      X
                            ------                    ------
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No      X
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS


                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  506,985        $  448,368
   Accounts receivable:
      Net Profits                                380,598            77,602
                                              ----------        ----------
        Total current assets                  $  887,583        $  525,970

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 708,864           693,128
                                              ----------        ----------
                                              $1,596,447        $1,219,098
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   27,002)      ($   64,846)
   Limited Partners, issued and
      outstanding, 108,074 units               1,623,449         1,283,944
                                              ----------        ----------
        Total Partners' capital               $1,596,447        $1,219,098
                                              ==========        ==========









            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $625,321          $389,691
   Interest income                                 2,427               731
   Gain on sale of Net Profits
      Interests                                        -             2,110
                                                --------          --------
                                                $627,748          $392,532

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 25,541          $ 20,536
   General and administrative
      (Note 2)                                    30,699            30,644
                                                --------          --------
                                                $ 56,240          $ 51,180
                                                --------          --------

NET INCOME                                      $571,508          $341,352
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 59,207          $ 35,798
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $512,301          $305,554
                                                ========          ========
NET INCOME per unit                             $   4.74          $   2.83
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========













            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,614,244        $1,196,168
   Interest income                                 5,859             1,761
   Gain on sale of Net Profits
      Interests                                        -            17,563
                                              ----------        ----------
                                              $1,620,103        $1,215,492

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   58,758        $   52,449
   General and administrative
      (Note 2)                                   113,337           112,272
                                              ----------        ----------
                                              $  172,095        $  164,721
                                              ----------        ----------

NET INCOME                                    $1,448,008        $1,050,771
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  149,503        $  108,162
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,298,505        $  942,609
                                              ==========        ==========
NET INCOME per unit                           $    12.01        $     8.72
                                              ==========        ==========
UNITS OUTSTANDING                                108,074           108,074
                                              ==========        ==========














            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                   2005           2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,448,008      $1,050,771
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   58,758          52,449
      Gain on sale of Net Profits
        Interests                                        -     (    17,563)
      Increase in accounts receivable -
        Net Profits                            (   361,301)    (    43,786)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,145,465      $1,041,871
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   16,189)    ($   10,342)
   Proceeds from the sale of Net
      Profits Interests                                  -          15,792
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                  ($   16,189)     $    5,450
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,070,659)    ($  990,573)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,070,659)    ($  990,573)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   58,617      $   56,748

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             448,368         399,580
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  506,985      $  456,328
                                                ==========      ==========






            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)





                                     ASSETS


                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  744,748        $  633,196
   Accounts receivable:
      Net Profits                                513,922           130,416
                                              ----------        ----------
        Total current assets                  $1,258,670        $  763,612

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,097,653         1,071,849
                                              ----------        ----------
                                              $2,356,323        $1,835,461
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    2,808)      ($   53,429)
   Limited Partners, issued and
      outstanding, 169,637 units               2,359,131         1,888,890
                                              ----------        ----------
        Total Partners' capital               $2,356,323        $1,835,461
                                              ==========        ==========















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)



                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $891,162          $564,291
   Interest income                                 3,709             1,083
   Gain on sale of Net Profits
      Interests                                        -             2,658
                                                --------          --------
                                                $894,871          $568,032

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 43,514          $ 99,511
   General and administrative
      (Note 2)                                    47,433            47,291
                                                --------          --------
                                                $ 90,947          $146,802
                                                --------          --------

NET INCOME                                      $803,924          $421,230
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 83,938          $ 50,829
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $719,986          $370,401
                                                ========          ========
NET INCOME per unit                             $   4.25          $   2.19
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========












            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Net Profits                                $2,316,696        $1,747,557
   Interest income                                 8,828             2,690
   Gain on sale of Net Profits
      Interests                                        -            22,514
                                              ----------        ----------
                                              $2,325,524        $1,772,761

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   95,062        $  148,113
   General and administrative
      (Note 2)                                   163,891           163,418
                                              ----------        ----------
                                              $  258,953        $  311,531
                                              ----------        ----------

NET INCOME                                    $2,066,571        $1,461,230
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  214,330        $  157,346
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,852,241        $1,303,884
                                              ==========        ==========
NET INCOME per unit                           $    10.92        $     7.69
                                              ==========        ==========
UNITS OUTSTANDING                                169,637           169,637
                                              ==========        ==========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                  2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,066,571      $1,461,230
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   95,062         148,113
      Gain on sale of Net Profits
        Interests                                        -     (    22,514)
      Increase in accounts receivable -
        Net Profits                            (   479,795)    (    63,800)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,681,838      $1,523,029
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   24,577)    ($   31,066)
   Proceeds from the sale of Net
      Profits Interests                                  -          20,324
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   24,577)    ($   10,742)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,545,709)    ($1,419,579)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,545,709)    ($1,419,579)
                                                ----------      ----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                             $  111,552      $   92,708

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             633,196         581,527
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  744,748      $  674,235
                                                ==========      ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  502,531        $  510,213
   Accounts receivable:
      Net Profits                                272,432           281,672
                                              ----------        ----------
        Total current assets                  $  774,963        $  791,885

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 408,177           394,957
                                              ----------        ----------
                                              $1,183,140        $1,186,842
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   54,520)      ($   57,646)
   Limited Partners, issued and
      outstanding, 126,306 units               1,237,660         1,244,488
                                              ----------        ----------
        Total Partners' capital               $1,183,140        $1,186,842
                                              ==========        ==========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $459,079          $415,595
   Interest income                                 2,506               727
                                                --------          --------
                                                $461,585          $416,322

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 28,857          $ 12,617
   General and administrative
      (Note 2)                                    35,579            35,469
                                                --------          --------
                                                $ 64,436          $ 48,086
                                                --------          --------

NET INCOME                                      $397,149          $368,236
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 42,061          $ 37,887
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $355,088          $330,349
                                                ========          ========
NET INCOME per unit                             $   2.81          $   2.62
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========













            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------       -----------

REVENUES:
   Net Profits                                $1,250,356        $1,254,598
   Interest income                                 6,366             1,825
   Gain on sale of Net Profits
      Interests                                        -               962
                                              ----------        ----------
                                              $1,256,722        $1,257,385

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   51,622        $   71,829
   General and administrative
      (Note 2)                                   128,232           126,379
                                              ----------        ----------
                                              $  179,854        $  198,208
                                              ----------        ----------

NET INCOME                                    $1,076,868        $1,059,177
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  111,696        $  112,200
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  965,172        $  946,977
                                              ==========        ==========
NET INCOME per unit                           $     7.64        $     7.50
                                              ==========        ==========
UNITS OUTSTANDING                                126,306           126,306
                                              ==========        ==========









            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                   2005           2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,076,868      $1,059,177
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   51,622          71,829
      Gain on sale of Net Profits
        Interests                                        -     (       962)
      Settlement of asset retirement
        obligation                                       -     (        77)
      Increase in accounts receivable -
        Net Profits                            (    46,999)    (    66,803)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,081,491      $1,063,164
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    8,603)    ($   32,044)
   Proceeds from sale of Net Profits
      Interests                                          -             435
                                                ----------      ----------
Net cash used by investing
   activities                                  ($    8,603)    ($   31,609)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,080,570)    ($  922,865)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,080,570)    ($  922,865)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($    7,682)     $  108,690

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             510,213         399,864
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  502,531      $  508,554
                                                ==========      ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  473,056        $  393,840
   Accounts receivable:
      Net Profits                                127,329            37,416
                                              ----------        ----------
        Total current assets                  $  600,385        $  431,256

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 636,906           600,879
                                              ----------        ----------
                                              $1,237,291        $1,032,135
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   35,830)      ($   48,512)
   Limited Partners, issued and
      outstanding, 118,449 units               1,273,121         1,080,647
                                              ----------        ----------
        Total Partners' capital               $1,237,291        $1,032,135
                                              ==========        ==========














            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $441,137          $262,437
   Interest income                                 2,464               664
                                                --------          --------
                                                $443,601          $263,101

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 38,267          $  9,775
   General and administrative
      (Note 2)                                    33,431            33,324
                                                --------          --------
                                                $ 71,698          $ 43,099
                                                --------          --------

NET INCOME                                      $371,903          $220,002
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 40,388          $ 22,814
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $331,515          $197,188
                                                ========          ========
NET INCOME per unit                             $   2.80          $   1.66
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========











            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                   2005             2004
                                                ----------       ----------

REVENUES:
   Net Profits                                  $1,232,049        $941,450
   Interest income                                   5,786           1,580
   Loss on sale of Net Profits
      Interests                                          -       (     749)
   Other income                                      2,136               -
                                                ----------        --------
                                                $1,239,971        $942,281

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $   77,454        $ 63,322
   General and administrative
      (Note 2)                                     121,768         119,833
                                                ----------        --------
                                                $  199,222        $183,155
                                                ----------        --------

NET INCOME                                      $1,040,749        $759,126
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $  110,275        $ 81,454
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $  930,474        $677,672
                                                ==========        ========
NET INCOME per unit                             $     7.86        $   5.72
                                                ==========        ========
UNITS OUTSTANDING                                  118,449         118,449
                                                ==========        ========








            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                    2005          2004
                                                ------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,040,749     $759,126
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                    77,454       63,322
      Loss on sale of Net Profits
        Interests                                         -          749
      Settlement of asset retirement
        obligation                                        -    (     104)
      Increase in accounts receivable -
        Net Profits                             (   136,920)   (  25,735)
                                                 ----------     --------
Net cash provided by operating
   activities                                    $  981,283     $797,358
                                                 ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   66,474)   ($ 50,844)
                                                 ----------     --------
Net cash used by investing
   activities                                   ($   66,474)   ($ 50,844)
                                                 ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  835,593)   ($681,483)
                                                 ----------     --------
Net cash used by financing
   activities                                   ($  835,593)   ($681,483)
                                                 ----------     --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   79,216     $ 65,031

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              393,840      337,494
                                                 ----------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  473,056     $402,525
                                                 ==========     ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2005              2004
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  665,195       $  469,272
                                               ----------       ----------
        Total current assets                   $  665,195       $  469,272

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,255,522        1,171,095
                                               ----------       ----------
                                               $1,920,717       $1,640,367
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $    4,206       $   26,403
                                               ----------       ----------
        Total current liabilities              $    4,206       $   26,403



PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   32,797)     ($   52,148)
   Limited Partners, issued and
      outstanding, 143,041 units                1,949,308        1,666,112
                                               ----------       ----------
        Total Partners' capital                $1,916,511       $1,613,964
                                               ----------       ----------
                                               $1,920,717       $1,640,367
                                               ==========       ==========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                                --------          --------

REVENUES:
   Net Profits                                  $652,002          $336,118
   Interest income                                 3,065               973
                                                --------          --------
                                                $655,067          $337,091

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $127,556          $ 22,903
   General and administrative
      (Note 2)                                    40,157            40,033
                                                --------          --------
                                                $167,713          $ 62,936
                                                --------          --------

NET INCOME                                      $487,354          $274,155
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 59,909          $ 29,380
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $427,445          $244,775
                                                ========          ========
NET INCOME per unit                             $   2.99          $   1.71
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========














            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


                                                 2005              2004
                                              ----------        ----------

REVENUES:
   Net Profits                                $1,911,052        $1,416,290
   Interest income                                 7,405             2,448
   Loss on sale of Net Profits
      Interests                                        -       (       256)
   Other income                                      733                 -
                                              ----------        ----------
                                              $1,919,190        $1,418,482

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $  208,161        $   95,375
   General and administrative
      (Note 2)                                   142,002           140,321
                                              ----------        ----------
                                              $  350,163        $  235,696
                                              ----------        ----------

NET INCOME                                    $1,569,027        $1,182,786
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  174,831        $  126,618
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,394,196        $1,056,168
                                              ==========        ==========
NET INCOME per unit                           $     9.75        $     7.38
                                              ==========        ==========
UNITS OUTSTANDING                                143,041           143,041
                                              ==========        ==========









            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005            2004
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,569,027      $1,182,786
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  208,161          95,375
      Loss on sale of Net Profits
        Interests                                        -             256
      Settlement of asset retirement
        obligation                             (       382)    (        36)
      Net change in accounts receivable/
        accounts payable -  Net Profits        (   247,255)        114,027
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,529,551      $1,392,408
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   67,148)    ($   19,114)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   67,148)    ($   19,114)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,266,480)    ($1,287,054)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,266,480)    ($1,287,054)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  195,923      $   86,240

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             469,272         567,735
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  665,195      $  653,975
                                                ==========      ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2005, combined statements of operations for the three and nine months ended September 30, 2005 and 2004, and combined statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2005, the combined results of operations for the three and nine months ended September 30, 2005 and 2004, and the combined cash flows for the nine months ended September 30, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. The Partnerships' asset retirement obligations were revised upward for the three months ended September 30, 2005 due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2005, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $13,000, $23,000, $21,000, $23,000, and $76,000 of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2005 and 2004 are as shown below.


                                 P-1 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 60,575          $ 57,631
      Additions and revisions                     58,767                 -
      Settlements and disposals                        -         (     238)
      Accretion expense                            3,105               598
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $122,447          $ 57,991
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005        9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 58,753          $ 56,388
      Additions and revisions                     59,208                 -
      Settlements and disposals                        -         (     238)
      Accretion expense                            4,486             1,841
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $122,447          $ 57,991
                                                ========          ========

                                 P-3 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $102,589           $97,731
      Additions and revisions                     99,476                 -
      Settlements and disposals                        -          (    300)
      Accretion expense                            5,227               982
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Quarter             $207,292           $98,413
                                                ========           =======


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 99,718           $95,666
      Additions and revisions                    100,038                 -
      Settlements and disposals                        -          (    300)
      Accretion expense                            7,536             3,047
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Period              $207,292           $98,413
                                                ========           =======


                                 P-4 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 58,067          $ 55,267
      Additions and revisions                     57,024                 -
      Accretion expense                            2,847               451
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $117,938          $ 55,718
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended            Ended
                                               9/30/2005          9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 56,920          $ 56,632
      Additions and revisions                     57,024                 -
      Settlements and disposals                        -         (   2,277)
      Accretion expense                            3,994             1,363
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $117,938          $ 55,718
                                                ========          ========




                                 P-5 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 79,152          $ 74,841
      Additions and revisions                     56,546         (     451)
      Settlements and disposals                        -         (     104)
      Accretion expense                            3,075               584
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $138,773          $ 74,870
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005          9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 76,681          $ 72,299
      Additions and revisions                     57,458               881
      Settlements and disposals                        -          (    104)
      Accretion expense                            4,634             1,794
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $138,773          $ 74,870
                                                ========          ========

                                 P-6 Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005          9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $206,621          $209,711
      Additions and revisions                    184,738                29
      Settlements and disposals                        -         (      36)
      Accretion expense                            9,300             1,371
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $400,659          $211,075
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $208,086          $206,661
      Additions and revisions                    185,060               308
      Settlements and disposals                (   5,636)        (      36)
      Accretion expense                           13,149             4,142
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $400,659          $211,075
                                                ========          ========


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                  $2,259                  $28,440
                P-3                   2,793                   44,640
                P-4                   2,339                   33,240
                P-5                   2,261                   31,170
                P-6                   2,516                   37,641

      During the nine months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $28,017                 $ 85,320
                P-3                  29,971                  133,920
                P-4                  28,512                   99,720
                P-5                  28,258                   93,510
                P-6                  29,079                  112,923

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships are scheduled to terminate on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the Partnerships for their first two year extension period to December 31, 2007.

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


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. The Partnerships' asset retirement obligations were revised upward for the three months ended September 30, 2005 due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.


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

                                 P-1 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             243,982        2,291,734
         Production                             (  4,945)      (   66,143)
         Extensions and discoveries                  325            5,603
         Revisions of previous
            estimates                              6,385           36,466
                                                 -------        ---------

      Proved reserves, March 31, 2005            245,747        2,267,660
         Production                             (  4,637)      (   57,869)
         Extensions and discoveries                1,026            9,884
         Revisions of previous
            estimates                              5,423           64,326
                                                 -------        ---------

      Proved reserves, June 30, 2005             247,559        2,284,001
         Production                             (  4,649)      (   64,320)
         Extensions and discoveries                1,268              557
         Revisions of previous
            estimates                           (  1,795)          49,150
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            242,383        2,269,388
                                                 =======        =========

                                 P-3 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             320,365        3,610,109
         Production                             (  6,358)      (  100,852)
         Extensions and discoveries                  408            7,295
         Revisions of previous
            estimates                              8,133           61,510
                                                 -------        ---------

      Proved reserves, March 31, 2005            322,548        3,578,062
         Production                             (  5,988)      (   89,676)
         Extensions and discoveries                1,291           12,323
         Revisions of previous
            estimates                              6,993           77,887
                                                 -------        ---------

      Proved reserves, June 30, 2005             324,844        3,578,596
         Production                             (  5,998)      (   96,403)
         Extensions and discoveries                1,605            1,099
         Revisions of previous
            estimates                           (  2,034)          69,618
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            318,417        3,552,910
                                                 =======        =========

                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              59,656        1,969,168
         Production                              ( 3,857)      (   56,407)
         Extensions and discoveries                  362            5,946
         Revisions of previous
            estimates                              1,573           35,147
                                                  ------        ---------

      Proved reserves, March 31, 2005             57,734        1,953,854
         Production                              ( 3,888)      (   55,427)
         Extensions and discoveries                   97              695
         Revisions of previous
            estimates                            ( 1,750)      (    7,732)
                                                  ------        ---------

      Proved reserves, June 30, 2005              52,193        1,891,390
         Production                              ( 3,906)      (   46,137)
         Extensions and discoveries                   46              954
         Revisions of previous
            estimates                              2,320           58,924
                                                  ------        ---------

      Proved reserves, Sept. 30, 2005             50,653        1,905,131
                                                  ======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004              38,157        2,130,613
         Production                              ( 1,287)      (   63,777)
         Extensions and discoveries                   25           44,460
         Revisions of previous
            estimates                              4,114           45,712
                                                  ------        ---------

      Proved reserves, March 31, 2005             41,009        2,157,008
         Production                              (   978)      (   74,876)
         Extensions and discoveries                   55           21,649
         Revisions of previous
            estimates                              2,283          131,661
                                                  ------        ---------

      Proved reserves, June 30, 2005              42,369        2,235,442
         Production                              ( 1,300)      (   71,120)
         Extensions and discoveries                  485           24,480
         Revisions of previous
            estimates                              4,083          127,583
                                                  ------        ---------

      Proved reserves, Sept. 30, 2005             45,637        2,316,385
                                                  ======        =========

                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2004             124,894        3,940,334
         Production                             (  3,024)      (  112,950)
         Extensions and discoveries                    8           14,866
         Revisions of previous
            estimates                              7,813          109,815
                                                 -------        ---------

      Proved reserves, March 31, 2005            129,691        3,952,065
         Production                             (  2,830)      (  112,473)
         Extensions and discoveries                   50            9,347
         Revisions of previous
            estimates                           (      2)         406,894
                                                 -------        ---------

      Proved reserves, June 30, 2005             126,909        4,255,833
         Production                             (  2,480)      (  101,382)
         Extensions and discoveries                  368           22,729
         Revisions of previous
            estimates                              5,954       (   57,735)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2005            130,751        4,119,445
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2005 will actually be realized for such production.

                            Net Present Value of Reserves (In 000's)
                        ------------------------------------------------
     Partnership         9/30/05      6/30/05      3/31/05      12/31/04
      -----------        -------      -------      -------      --------
         P-1             $17,816      $10,628      $10,489      $  8,499
         P-3              27,084       15,518       15,405        12,485
         P-4              14,325        7,098        7,466         6,181
         P-5              15,779        6,825        6,666         5,261
         P-6              28,678       13,669       12,941        10,218

                                       Oil and Gas Prices
                        ------------------------------------------------
        Pricing          9/30/05      6/30/05      3/31/05      12/31/04
      -----------        -------      -------      -------      --------
      Oil (Bbl)          $ 66.21      $ 56.63      $ 55.31      $  43.36
      Gas (Mcf)            15.21         7.07         7.17          6.02


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

            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness  of alternative  fuels;
            *     Weather conditions and the impact of  weather-related events;
            *     The availability of pipelines for transportation; and
            *     Domestic and foreign government regulations and taxes.

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

   P-1 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.


                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $625,321         $389,691
      Barrels produced                               4,649            4,267
      Mcf produced                                  64,320           72,900
      Average price/Bbl                           $  58.40         $  39.47
      Average price/Mcf                           $   6.96         $   4.57

      As shown in the table above, total Net Profits increased $235,630 (60.5%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $88,000 and $154,000, respectively, were related to increases in the average prices of oil and gas sold, (ii) $18,000 was related to a decrease in production expenses, and (iii) $15,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $39,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 382 barrels, while volumes of gas sold decreased 8,580 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) the successful completion of two new wells during late 2004, (ii) an increase in production on one significant well following the successful workover of that well during late 2004, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended September 30, 2004. The decrease in production expenses was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2004. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended September 30, 2005.

      Depletion of Net Profits Interests increased $5,005 (24.4%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase (i) approximately $8,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $5,000 was related to previously fully depleted wells, and (ii) approximately $2,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 4.1% for the three months ended September 30, 2005 from 5.3% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 4.9% for the three months ended September 30, 2005 from 7.9% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                      2005          2004
                                                  ----------     ----------
      Net Profits                                 $1,614,244     $1,196,168
      Barrels produced                                14,231         14,337
      Mcf produced                                   188,332        206,847
      Average price/Bbl                           $    50.42     $    34.53
      Average price/Mcf                           $     6.12     $     4.64

      As shown in the table above, total Net Profits increased $418,076 (35.0%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $226,000 and $279,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $3,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $4,000 and $86,000, respectively, related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 106 barrels and 18,515 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. A decrease in volumes of oil sold primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, (ii) normal declines in production, and (iii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004 was substantially offset by positive prior period volume adjustments made by the operators on several other wells during the nine months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, (ii) normal declines in production, and (iii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004. These decreases were partially offset by positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005. The decrease in production expenses was primarily due to (i) workover expenses incurred on two significant wells during the nine months ended September 30, 2004 and (ii) the receipt of ad valorem tax credits on one significant well during the nine months ended September 30, 2005. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2005, and (iii) an increase in salt water disposal expenses incurred on one significant well during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

      Depletion of Net Profits Interests increased $6,309 (12.0%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $8,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $5,000 was related to previously fully depleted wells, and (ii) approximately $2,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 3.6% for the nine months ended September 30, 2005 from 4.4% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 7.0% for the nine months ended September 30, 2005 from 9.4% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2005 were $17,819,558 or 164.88% of Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $891,162         $564,291
      Barrels produced                               5,998            5,516
      Mcf produced                                  96,403          109,226
      Average price/Bbl                           $  58.45         $  39.42
      Average price/Mcf                           $   7.15         $   4.68

      As shown in the table above, total Net Profits increased $326,871 (57.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $114,000 and $238,000, respectively, were related to increases in the average prices of oil and gas sold, (ii) $19,000 was related to an increase in volumes of oil sold, and (iii) $16,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $60,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 482 barrels, while volumes of gas sold decreased 12,823 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) the successful completion of two new wells during late 2004, (ii) an increase in production on one significant well following the successful workover of that well during late 2004, and (iii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended September 30, 2004. The decrease in production expenses was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2004. This decrease was partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during the three months ended September 30, 2005.

      Depletion of Net Profits Interests decreased $55,997 (56.3%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the three months ended September 30, 2004 due to the lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by increases of (i) approximately $15,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $8,000 was related to previously fully depleted wells, and (ii) approximately $4,000 due to accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense decreased to 4.9% for the three months ended September 30, 2005 from 17.6% for the three months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depletion of Net Profits
      Interests and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 5.3% for the three months ended September 30, 2005 from 8.4% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                     2005           2004
                                                  ----------     ----------
      Net Profits                                 $2,316,696     $1,747,557
      Barrels produced                                18,344         18,478
      Mcf produced                                   286,931        317,351
      Average price/Bbl                           $    50.51     $    34.57
      Average price/Mcf                           $     6.25     $     4.76

      As shown in the table above, total Net Profits increased $569,139 (32.6%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $292,000 and $427,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $5,000 and $145,000, respectively, related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 134 barrels and 30,420 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, (ii) normal declines in production, and (iii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004. These decreases were substantially offset by positive prior period volume adjustments made by the operators on several other wells during the nine months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, and (iii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2004. These decreasee were partially offset by positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005. An increase in production expenses primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2005, and (iii) an increase in salt water disposal expenses incurred on one significant well during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was substantially offset by (i) workover expenses incurred on several wells during the nine months ended September 30, 2004 and (ii) the receipt of ad valorem tax credits on one significant well during the nine months ended September 30, 2005.

      Depletion of Net Profits Interests decreased $53,051 (35.8%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to (i) one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by increases of
      (i) approximately $15,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $8,000 was related to previously fully depleted wells, and (ii) approximately $4,000 due to accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense decreased to 4.1% for the nine months ended September 30, 2005 from 8.5% for the nine months ended September 30, 2004. This percentage decrease was primarily due to (i) the dollar decrease in depletion of Net Profits Interests and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 7.1% for the nine months ended September 30, 2005 from 9.4% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2005 were $24,936,401 or 147.00% of Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $459,079         $415,595
      Barrels produced                               3,906            4,790
      Mcf produced                                  46,137           57,728
      Average price/Bbl                           $  59.88         $  41.75
      Average price/Mcf                           $   8.03         $   5.36

      As shown in the table above, total Net Profits increased $43,484 (10.5%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately $71,000 and $122,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately (i) $37,000 and $62,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $51,000 related to an increase in production expenses.

      Volumes of oil and gas sold decreased 884 barrels and 11,591 Mcf, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during mid 2005 in order to perform a workover. As of the date of this Quarterly Report, the shut-in well has returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2004, and (iii) the shutting-in of two significant wells during early 2005 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when the shut-in wells will return to production. The increase in production expenses was primarily due to (i) workover expenses incurred on two significant wells during the three months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) salt water disposal expenses incurred on several wells during the three months ended September 30, 2005.

      Depletion of Net Profits Interests increased $16,240 (128.7%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase (i) approximately $17,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $10,000 was related to previously fully depleted wells, and (ii) approximately

      $2,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of Net Profits, this expense increased to 6.3% for the three months ended September 30, 2005 from 3.0% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 7.8% for the three months ended September 30, 2005 from 8.5% for the three months ended September 30, 2004.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2005             2004
                                                ----------       ----------
      Net Profits                               $1,250,356       $1,254,598
      Barrels produced                              11,651           14,364
      Mcf produced                                 157,971          185,842
      Average price/Bbl                         $    52.58       $    37.53
      Average price/Mcf                         $     6.83       $     5.54

      As shown in the table above, total Net Profits remained relatively constant for the nine months ended September 30, 2005 and 2004. Decreases of approximately (i) $102,000 and $154,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $128,000 related to an increase in production expenses were substantially offset by increases of approximately $175,000 and $205,000, respectively, related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 2,713 barrels and 27,871 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of two significant wells during late 2004 and early to mid 2005 in order to perform workovers, (ii) the shutting-in of two other wells during early 2005 due to mechanical problems, and (iii) normal declines in production. As of the date of this Quarterly Report, the shut-in wells have returned to production at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004, (ii) normal declines in production, and

      (iii) the shutting-in of two significant wells during early 2005 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when the shut-in wells will return to production. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period production tax adjustment made by the operator on one significant well during the nine months ended September 30, 2005.

      Depletion of Net Profits Interests decreased $20,207 (28.1%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease was primarily due to (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt, (ii) the decreases in volumes of oil and gas sold, and (iii) one significant well being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. These decreases were partially offset by increases of (i) approximately $17,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $10,000 was related to previously fully depleted wells, and
      (ii) approximately $2,000 due to accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense decreased to 4.1% for the nine months ended September 30, 2005 from 5.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $1,853 (1.5%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of Net Profits, these expenses increased to 10.3% for the nine months ended September 30, 2005 from 10.1% for the nine months ended September 30, 2004.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2005 were $19,869,945 or 157.32% of Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2005             2004
                                                  --------         --------
      Net Profits                                 $441,137         $262,437
      Barrels produced                               1,300              748
      Mcf produced                                  71,120           74,039
      Average price/Bbl                           $  58.38         $  43.20
      Average price/Mcf                           $   6.63         $   4.40

      As shown in the table above, total Net Profits increased $178,700 (68.1%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $20,000 and $158,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $24,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $13,000 related to a decrease in volumes of gas sold and (ii) $10,000 related to an increase in production expenses.

      Volumes of oil sold increased 552 barrels, while volumes of gas sold decreased 2,919 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2005, (ii) the successful completion of two new wells during early and mid 2005, and (iii) the successful completion of another new well during mid 2004. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) the successful completion of two new wells during mid 2004, (ii) the successful completion of another new well during early 2005, and (iii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2005. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on one significant well during the three months ended September 30, 2005, and (iii) an increase in repair and maintenance expenses incurred on another significant well during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. These increases were partially offset by workover expenses incurred on two significant wells during the three months ended September 30, 2004.

      Depletion of Net Profits Interests increased $28,492 (291.5%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase (i) approximately $18,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $14,000 was related to previously fully depleted wells, and (ii) approximately $2,000 was due to accretion of these additional asset retirement obligations. This increase was also due to two significant wells being fully depleted during the nine months ended September 30, 2005 due to the lack of remaining reserves. As a percentage of Net Profits, this expense increased to 8.7% for the three months ended September 30, 2005 from 3.7% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 7.6% for the three months ended September 30, 2005 from 12.7% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2005              2004
                                                ----------         --------
      Net Profits                               $1,232,049         $941,450
      Barrels produced                               3,565            3,443
      Mcf produced                                 209,773          208,724
      Average price/Bbl                         $    51.74         $  36.05
      Average price/Mcf                         $     6.25         $   5.08

      As shown in the table above, total Net Profits increased $290,599 (30.9%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $56,000 and $247,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $4,000 and $5,000, respectively, were related to the increases in volumes of oil and gas sold.

      Volumes of oil and gas sold increased 122 barrels and 1,049 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the nine months ended September 30, 2005, (ii) the successful completion of two new wells during early and mid 2005, and (iii) the successful completion of another new well during mid 2004.

      The increase in volumes of gas sold was primarily due to (i) downward revisions in the estimates of remaining gas reserves during the nine months ended September 30, 2004 on one significant well resulting in the P-5 Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable, (ii) the successful completion of several new wells during mid and late 2004, and (iii) the successful completion of one new well during early 2005. These increases were substantially offset by (i) normal declines in production, (ii) a substantial decline in production during 2005 on one significant well following a workover of that well during mid 2004, and (iii) the shutting-in of one significant well during the nine months ended September 30, 2005 in order to perform a workover. As of the date of this Quarterly Report, the shut-in well is producing at a lower rate than previously experienced.

      The average gas price increased to $6.25 per Mcf for the nine months ended September 30, 2005 from $5.08 per Mcf for the nine months ended September 30, 2004. Due to the gas imbalance situation on one significant well as discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the P-5 Partnership during the nine months ended September 30, 2004. This resulted in a higher average price per Mcf for the nine months ended September 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the nine months ended September 30, 2005.

      Depletion of Net Profits Interests increased $14,132 (22.3%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $18,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $14,000 was related to previously fully depleted wells, and (ii) approximately $2,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of two developmental wells. These increases were partially offset by two significant wells being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 6.3% for the nine months ended September 30, 2005 from 6.7% for the nine months ended September 30, 2004.

      General and administrative expenses increased $1,935 (1.6%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of Net Profits, these expenses decreased to 9.9% for the nine months ended September 30, 2005 from 12.7% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2005 were $13,950,759 or 117.78% of Limited Partners' capital contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2005            2004
                                                 ----------      ----------
      Net Profits                                 $652,002        $336,118
      Barrels produced                               2,480       (     870)
      Mcf produced                                 101,382          95,096
      Average price/Bbl                           $  61.46        $      -
      Average price/Mcf                           $   7.00        $   5.41

      As shown in the table above, total Net Profits increased $315,884 (94.0%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $47,000 and $161,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $94,000 and $34,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by a decrease of approximately $20,000 related to an increase in production expenses.

      Volumes of oil and gas sold increased 3,350 barrels and 6,286 Mcf, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of oil sold was primarily due to (i) a substantial negative prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2004, (ii) the successful completion of two new wells during mid 2005, and (iii) the successful completion of one new well during late 2004. Without the negative prior period adjustment volumes of oil sold for the three months ended September 30, 2004 would have been 1,629 barrels with an average price of $42.63. The increase in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2004 and (ii) an increase in production on one significant well following the successful workover of that well during mid and late 2004. These increases were partially offset by normal declines in production. The increase in production expenses was primarily due to an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $104,653 (456.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase (i) approximately $62,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $45,000 was related to previously fully depleted wells, and (ii) approximately $7,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of two significant wells. As a percentage of Net Profits, this expense increased to 19.6% for the three months ended September 30, 2005 from 6.8% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of Net Profits, these expenses decreased to 6.2% for the three months ended September 30, 2005 from 11.9% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                     2005           2004
                                                  ----------     ----------
      Net Profits                                 $1,911,052     $1,416,290
      Barrels produced                                 8,334          4,939
      Mcf produced                                   326,805        330,245
      Average price/Bbl                           $    52.85     $    42.44
      Average price/Mcf                           $     6.18     $     5.24

      As shown in the table above, total Net Profits increased $494,762 (34.9%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $87,000 and $309,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $144,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $18,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 3,395 barrels, while volumes of gas sold decreased 3,440 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended

      September 30, 2004. The increase in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004, (ii) the successful completion of two new wells during mid 2005, and (iii) the successful completion of one new well during late 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during 2005 on one significant well following a workover of that well during mid 2004. These decreases were partially offset by (i) downward revisions in the estimates of remaining gas reserves during the nine months ended September 30, 2004 on one significant well resulting in the P-6 Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable and (ii) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2004.

      The average gas price increased to $6.18 per Mcf for the nine months ended September 30, 2005 from $5.24 per Mcf for the nine months ended September 30, 2004. Due to the gas imbalance situation on one significant well as discussed above, gas volumes for that well were recorded as a liability at a substantially lower rate per Mcf than the average price per Mcf received by the P-6 Partnership during the nine months ended September 30, 2004. This resulted in a higher average price per Mcf for the nine months ended September 30, 2004 than if the liability had not been recorded. No such material adjustments were recorded during the nine months ended September 30, 2005.

      Depletion of Net Profits Interests increased $112,786 (118.3%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $62,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $45,000 was related to previously fully depleted wells, and (ii) approximately $7,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits Interests during 2005 primarily due to the recompletion of two significant wells. As a percentage of Net Profits, this expense increased to 10.9% for the nine months ended September 30, 2005 from 6.7% for the nine months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $1,681 (1.2%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of Net Profits, these expenses decreased to 7.4% for the nine months ended September 30, 2005 from 9.9% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2005 were $20,582,248 or 143.89% of Limited Partners' capital contribution.

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

          31.9    Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-6 Partnership.

          31.10   Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-6 Partnership.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-1 Partnership.

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-3 Partnership.

          32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-4 Partnership.
<

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 14, 2005            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2005      By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

      Exh
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