Form 10-K
period 2005-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3
filed 2006-03-29
CIK 850427, 869801, 863832, 860744, 854066

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

            Yes         No      X
                  -----       -----

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

            Yes         No      X
                  -----       -----

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

                  Disclosure is not contained herein
          -----
            X     Disclosure is contained herein
          -----

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                   Large accelerated filer
            -----
                   Accelerated filer
            -----
              X    Non-accelerated filer
            -----

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes            No   X
                  -----       -----


      The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.


      DOCUMENTS INCORPORATED BY REFERENCE: None

-
                                  FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 1A.    RISK FACTORS...............................................9
      ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................14
      ITEM 2.     PROPERTIES................................................14
      ITEM 3.     LEGAL PROCEEDINGS.........................................29
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......29

PART II.....................................................................30
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......30
      ITEM 6.     SELECTED FINANCIAL DATA...................................32
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................38
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK......................................................58
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............58
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................58
      ITEM 9A.    CONTROLS AND PROCEDURES...................................58
      ITEM 9B.    OTHER INFORMATION.........................................58

PART III....................................................................58
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...58
      ITEM 11.    EXECUTIVE COMPENSATION....................................60
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................66
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............67
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................69

PART IV.....................................................................70
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................70

SIGNATURES..................................................................81

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2005, Samson owned interests in approximately 18,000 oil and gas wells located in 18 states of the United States and the countries of Canada and Venezuela. At December 31, 2005, Samson operated approximately 5,700 oil and gas wells located in 14 states of the United States, as well as Canada and Venezuela.

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

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2006, Samson employed approximately 1,300 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the first two-year period to December 31, 2007. As of the date of this Annual

Report, the General Partner has not determined whether to further extend the term of any of the Partnerships.


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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the global price of steel as well as increases in the prices for oil and gas supplies and services will further increase the costs of any future workover, recompletion or drilling activities indirectly conducted by the Partnerships.


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

      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes; and
      *  Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2005:

   Partnership               Customer                       Percentage
   -----------       -----------------------------          ----------

       P-1           Duke Energy Field Services, Inc.
                       ("Duke")                               10.7%

       P-3           Duke                                     13.9%

       P-4           ConocoPhillips Company                   27.8%
                     Gulfterra Central Point Alloc.           21.8%
                     Enogex Services Corporation
                       ("Enogex") 10.1%

       P-5           ONEOK Texas Energy Resources
                       ("ONEOK")                              21.0%
                     Enogex                                   18.2%
                     Cinergy Marketing                        11.7%
                     Duke                                     10.3%

       P-6           Duke                                     19.8%
                     Kinder Morgan, Inc.                      17.1%
                     ONEOK                                    13.3%

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

      Regulation of the Environment -- Oil and gas operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may decrease the Partnerships' Net Profits. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

      Insurance Coverage

      Exploration for and production of oil and gas are subject to many inherent risks, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in similar operations, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. For example, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations in that it could negatively impact the cash flow received from the Net Profits Interests.



ITEM 1A.    RISK FACTORS

      The following factors, among others, could have a material adverse effect upon the Partnerships' business, financial condition, and results of operations.

      The following discussion of risk factors should be read in conjunction with the combined financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

      Oil And Natural Gas Prices Fluctuate Due To A  Number Of
      --------------------------------------------------------
      Uncontrollable Factors, And Any Decline Will Adversely Affect The
      -----------------------------------------------------------------
      Partnerships' Financial Condition.
      ----------------------------------

      The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas. We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

         *  political instability or armed conflict in oil-producing regions;
         *  weather conditions;
         *  the supply of domestic and foreign oil and natural gas;
         * the ability of members of OPEC to agree upon and maintain prices and production levels;
         *  the level of consumer demand and overall economic activity;
         *  worldwide economic demand;
         *  the price and availability of alternative fuels;
         *  domestic and foreign governmental regulations and taxes;

         *  the proximity to and capacity of transportation facilities; and
         *  the effect of worldwide energy conservation measures.

      Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

      Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1 - Business - Competition and Marketing" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."


      Reserve Estimates Depend On Many Assumptions That May Turn Out To
      -----------------------------------------------------------------
      Be Inaccurate.  Any Material Inaccuracies In The Partnerships'
      --------------------------------------------------------------
      Reserve Estimates Or Underlying Assumptions Could Cause
      -------------------------------------------------------
      The Quantities And Net Present Value Of Their Reserves To Be
      ------------------------------------------------------------
      Overstated.
      -----------

      Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of condition could cause the quantities and net present value of the Partnerships' reserves to be overstated.

      To prepare estimates of economically recoverable oil and natural gas reserves and future net cash flows, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. Actual results most likely will vary from our estimates. Any significant variance could reduce the estimated quantities and present value of reserves shown in this Annual Report.

      You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this Annual Report. See "Item 2 - Properties-Proved Reserves and Net Present Value".

      Drilling Oil And Natural Gas Wells Is A High-Risk Activity And
      --------------------------------------------------------------
      Subjects Us To A Variety Of Factors That We Cannot Control.
      -----------------------------------------------------------

      Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that the Affiliated Programs may not encounter commercially productive oil and natural gas reservoirs. While the Affiliated Programs do not expend a significant portion of their capital on drilling activities, to the extent they do drill wells this can be a significant indirect risk factor to the Partnerships. The Affiliated Programs may not recover all or any portion of their investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause the Partnerships' drilling activities to be unsuccessful and result in a total loss of investment. Further, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

         *  unexpected drilling conditions;
         *  title problems;
         *  restricted access to land for drilling or laying pipeline;
         *  pressure or irregularities in formations;
         *  equipment failure or accidents;
         *  adverse weather conditions; and
         * costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

      The Marketability Of The Partnerships' Production Is Dependent
      --------------------------------------------------------------
      Upon Transportation And Processing Facilities Over Which We Have
      ----------------------------------------------------------------
      No Control.
      -----------

      The marketability of the Partnerships' production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm their business. The Partnerships deliver oil and natural gas through gathering systems and pipelines that they do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons, or may not be available to us in the future.

      Reliance On Third Party Operators
      ---------------------------------

      A substantial portion of the Partnerships' properties are operated by third parties. The Partnerships have little, if any, control over the operational decisions and costs associated with these properties. In addition, the Partnerships are totally reliant on the third party operators' internal controls associated with the operators' accounting for revenues and expenses.

      No Market For Units
      -------------------

      The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. You may only sell your Units via (i) the General Partner's annual Repurchase Offer; (ii) transfers facilitated by secondary trading firms and matching services; and
(iii) occasional "4.9% tender offers" which are made for the Units. Secondary market activity for the Units has been limited and varies among the Partnerships. See "Item 5 - Market for Units and Related Limited Partner Matters".

      Limited Life
      ------------

      The Partnerships are currently scheduled to terminate on December 31, 2007. Even if the General Partner exercises its right to extend the Partnerships' terms for four additional two-year periods, the Partnerships will terminate no later than December 31, 2015. Upon termination the Partnerships' assets will be sold. There is no assurance that the market for the sale of the Partnerships' assets will be favorable at such time.

      The Partnerships Are Subject To Complex Federal, State And Local
      ----------------------------------------------------------------
      Laws And Regulations That Could Adversely Affect Their Business.
      ----------------------------------------------------------------

      Extensive federal, state and local regulation of the oil and gas industry significantly affects the Partnerships' operations. In particular, they are subject to stringent environmental regulations. These regulations increase the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

         *  discharge permits for drilling operations;
         *  drilling bonds;
         *  spacing of wells;
         *  unitization and pooling of properties;
         *  environmental protection;
         *  reports concerning operations; and
         *  taxation.

      Under these laws and regulations, the Partnerships could be liable for:

         *  personal injuries;
         *  property damage;
         *  oil spills;
         *  discharge of hazardous materials;
         *  reclamation costs;
         *  remediation and clean-up costs; and
         *  other environmental damages.

      While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1 - Business."

      Conflicts Of Interest
      ---------------------

      Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties, the determination of the Partnerships' Repurchase Prices, and the determination of whether to continue the Partnerships past their scheduled termination date of December 31, 2007. See "Item 13 - Certain Relationships and Related Transactions".

      Payments To The General Partner
      -------------------------------

      The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of Partnership cash distributions. See "Item 11 - Executive Compensation" and "Item 8 - Financial Statements and Supplementary Data."

      Financial Capability Of General Partner
      ---------------------------------------

      The General Partner has limited financial resources. Contingencies may arise which will require funding beyond its financial resources. Even if such financial resources are available, the General Partner is not required to lend money or to fund any financial obligations of the Partnerships.

      Liability And Indemnification Of General Partner And Related
      ------------------------------------------------------------
      Parties
      -------

      Although the General Partner generally will be liable for the obligations of the Partnerships, the Partnership Agreements provide that the claims of third parties will be initially satisfied from Partnership assets. The Partnership Agreements also provide, subject to certain conditions, that the Partnerships will reimburse (i.e. "indemnify") the General Partner and its affiliates for certain costs, claims and expenses.



ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells as of December 31, 2005 in which the Partnerships had a Net Profits Interest which was carved from a working interest.

                  P/ship              Number of Wells(1)
                  ------         ---------------------------
                                 Total        Oil        Gas
                                 -----        ---        ---

                   P-1            826         608        218
                   P-3            871         610        261
                   P-4            215          54        161
                   P-5             96          18         78
                   P-6            152          37        115

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During the year ended December 31, 2005, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.




P-1 PARTNERSHIP
---------------
                                                        REVENUE
WELL NAME                        COUNTY        ST.      INTEREST    TYPE      WELL STATUS
-------------------------------- ------------- ---      --------    ----      -----------
Aldwell M 48 #1                  Reagan        TX        0.0019     Oil       Producing
Andrews Waterflood Unit
(4 new wells)                    Andrews       TX        0.0021     Oil       Producing
Hixson #3-9                      Ellis         OK        0.0030     Gas       Producing
Lacey-Melby Unit #7-11 HR        McKenzie      ND        0.0008     Oil       Shut-In
Miers, W A #18                   Sutton        TX        0.0002     Gas       Producing
Moore Unit #2                    Wheeler       TX        0.0003     Gas       Producing
Patricia #1-14                   Woods         OK        0.0028     Gas       Producing
Penry #1-17                      Roger Mills   OK        0.0013     Gas       Producing
Pettitfils B-10                  Mitchell      TX        0.0031     Oil       Producing
Resler B1                        Lea           NM        0.0009     Oil       Producing
Shafter Lk San Andres Unit
(10 new wells)                   Andrews       TX        0.0017     Oil       Producing
Simpson Canyon #1044             Crockett      TX        0.0032     Oil       Producing
Simpson Canyon #2044             Crockett      TX        0.0075     Oil       Producing
Smith #3                         Lynn          TX        0.0019     Oil       Producing


P-3 PARTNERSHIP
---------------
                                                        REVENUE
WELL NAME                        COUNTY        ST.      INTEREST    TYPE      WELL STATUS
-------------------------------- ------------- ---      --------    ----      -----------
Alamo #22-16                     San Juan      NM        0.0013     Gas       Producing
Alamo #22-8                      San Juan      NM        0.0013     N/A       In Progress
Aldwell M 48 #1                  Reagan        TX        0.0024     Oil       Producing
Andrews Waterflood Unit
(4 new wells)                    Andrews       TX        0.0026     Oil       Producing
Cain Federal #3                  San Juan      NM        0.0006     Gas       Producing
Hixson #3-9                      Ellis         OK        0.0038     Gas       Producing
Hoyt #1B - Dakota                Rio Arriba    NM        0.0000     Gas       Producing
Hoyt #1B (Mesa Verde)            Rio Arriba    NM        0.0001     Gas       Producing
Hoyt #2B                         Rio Arriba    NM        0.0000     Gas       Producing
Lacey-Melby Unit #7-11 HR        McKenzie      ND        0.0010     Oil       Shut-In
Miers, W A #18                   Sutton        TX        0.0003     Gas       Producing
Moore Unit #2                    Wheeler       TX        0.0004     Gas       Producing
Patricia #1-14                   Woods         OK        0.0035     Gas       Producing
Penry #1-17                      Roger Mills   OK        0.0017     Gas       Producing
Pettitfils B-10                  Mitchell      TX        0.0039     Oil       Producing
Resler B1                        Lea           NM        0.0006     Oil       Producing
Shafter Lk San Andres Unit
(10 new wells)                   Andrews       TX        0.0021     Oil       Producing
Simpson Canyon #1044             Crockett      TX        0.0040     Oil       Producing
Simpson Canyon #2044             Crockett      TX        0.0095     Oil       Producing
Smith #3                         Lynn          TX        0.0024     Oil       Producing






Tafoya #1C                       San Juan      NM        0.0008     Gas       Producing
Tafoya #1R                       San Juan      NM        0.0008     Gas       Producing
Tribal #5-1                      Rio Arriba    NM        0.0001     N/A       Shut-In
Tribal #5-7                      Rio Arriba    NM        0.0001     N/A       Shut-In
Tribal #5-9                      Rio Arriba    NM        0.0001     N/A       Shut-In


P-4 PARTNERSHIP
---------------
                                                        REVENUE
WELL NAME                        COUNTY        ST.      INTEREST    TYPE      WELL STATUS
-------------------------------- ------------- ---      --------    ----      -----------
Alamo #22-16                     San Juan      NM        0.0023     Gas       Producing
Alamo #22-8                      San Juan      NM        0.0023     N/A       In Progress
Cain Federal #3                  San Juan      NM        0.0012     Gas       Producing
Clark, N. H. #18                 Webb          TX        0.0035     Gas       Producing
Hoyt #1B - Dakota                Rio Arriba    NM        0.0001     Gas       Producing
Hoyt #1B (Mesa Verde)            Rio Arriba    NM        0.0002     Gas       Producing
Hoyt #2B                         Rio Arriba    NM        0.0001     Gas       Producing
Tafoya #1C                       San Juan      NM        0.0014     Gas       Producing
Tafoya #1R                       San Juan      NM        0.0014     Gas       Producing
Tribal #5-1                      Rio Arriba    NM        0.0002     N/A       Shut-In
Tribal #5-7                      Rio Arriba    NM        0.0002     N/A       Shut-In
Tribal #5-9                      Rio Arriba    NM        0.0002     N/A       Shut-In


P-5 PARTNERSHIP
---------------
                                                        REVENUE
WELL NAME                        COUNTY        ST.      INTEREST    TYPE      WELL STATUS
-------------------------------- ------------- ---      --------    ----      -----------
Beaver Mountain #2               Haskell       OK        0.0040     N/A       Dry Hole
Big Kick #1                      Lea           NM        0.0012     Oil       Producing
Cason #1 Re-Entry                Haskell       OK        0.0001     N/A       Shut-In
Cheyenne 29 #2                   Roger Mills   OK        0.0001     Gas       Producing
Cheyenne 29 #3                   Roger Mills   OK        0.0001     Gas       Producing
Cheyenne 29 #4                   Roger Mills   OK        0.0001     Gas       Producing
Davis Garry #24                  Kay           OK        0.0007     Gas       Producing
Davis Garry 19                   Kay           OK        0.0007     Oil       Producing
Davis, James #1                  Noble         OK        0.0001     Oil       Shut-In
Defender #3-24                   Stephens      OK        0.0006     Gas       Producing
Delaware 28 #2                   Roger Mills   OK        0.0001     Gas       Producing
Delaware 28 #3                   Roger Mills   OK        0.0001     Gas       Producing
Delaware 28 #4                   Roger Mills   OK        0.0001     Gas       Producing
Delaware 28 #5                   Roger Mills   OK        0.0001     Gas       Producing
Freeport #2-32                   Hughes        OK        0.0098     N/A       Shut-In
Fresca #2-24                     Roger Mills   OK        0.0041     Gas       Producing
GBP #2-4H                        Le Flore      OK        0.0013     Gas       Producing
George #6-20                     Washita       OK        0.0016     Gas       Producing
Guinn #2-5                       Coal          OK        0.0043     N/A       Dry Hole
Haggard #7-20                    Washita       OK        0.0016     Gas       Producing






Hefley #10-48                    Wheeler       TX        0.0101     Gas       Producing
Hefley #12-47                    Wheeler       TX        0.0084     Gas       Producing
Hefley #12-48                    Wheeler       TX        0.0101     Gas       Producing
Hefley #3-48                     Wheeler       TX        0.0101     Gas       Producing
Hefley #5-48                     Wheeler       TX        0.0101     Gas       Producing
Helton #2-60                     Wheeler       TX        0.0025     Gas       Producing
Helton #3-60                     Wheeler       TX        0.0025     Gas       Producing
Helton #4-60                     Wheeler       TX        0.0025     Gas       Producing
Higgins #2-10                    Roger Mills   OK        0.0007     Gas       Producing
Higgins #3-10                    Roger Mills   OK        0.0009     Gas       Producing
Hinkle #3-28                     Washita       OK        0.0036     Gas       Producing
Hinz L J #1-6                    Washita       OK        0.0011     Gas       Producing
Hix #1-1                         Custer        OK        0.0001     Gas       Producing
McEntire #1-11                   Atoka         OK        0.0007     N/A       In Progress
Millie #2-36                     Le Flore      OK        0.0012     Gas       Producing
Murphy A #1                      Harper        OK        0.0081     Gas       Producing
Poe #1-29                        Hughes        OK        0.0008     Gas       Producing
Prater #2                        Hemphill      TX        0.0052     Gas       Producing
Prater #3-10                     Hemphill      TX        0.0014     Gas       Producing
Prater #4-10                     Hemphill      TX        0.0014     Gas       Producing
Sophia #18-50                    Wheeler       TX        0.0016     Gas       Producing
Verner W L #4-11                 Pittsburg     OK        0.0031     N/A       In Progress
Williams #1-18H                  Hughes        OK        0.0032     Gas       Producing


P-6 PARTNERSHIP
---------------
                                                        REVENUE
WELL NAME                        COUNTY        ST.      INTEREST    TYPE      WELL STATUS
-------------------------------- ------------- ---      --------    ----      -----------
Beaver Mountain #2               Haskell       OK        0.0014     N/A       Dry Hole
Big Kick #1                      Lea           NM        0.0004     Oil       Producing
Cason #1 Re-Entry                Haskell       OK        0.0000     N/A       Shut-In
Cheyenne 29 #2                   Roger Mills   OK        0.0000     Gas       Producing
Cheyenne 29 #3                   Roger Mills   OK        0.0000     Gas       Producing
Cheyenne 29 #4                   Roger Mills   OK        0.0000     Gas       Producing
Davis Garry #24                  Kay           OK        0.0002     Gas       Producing
Davis Garry 19                   Kay           OK        0.0002     Oil       Producing
Davis, James #1                  Noble         OK        0.0000     Oil       Shut-In
Defender #3-24                   Stephens      OK        0.0002     Gas       Producing
Delaware 28 #2                   Roger Mills   OK        0.0000     Gas       Producing
Delaware 28 #3                   Roger Mills   OK        0.0000     Gas       Producing
Delaware 28 #4                   Roger Mills   OK        0.0000     Gas       Producing
Delaware 28 #5                   Roger Mills   OK        0.0000     Gas       Producing
Federal 5175-22-11WA             Campbell      WY        0.0140     N/A       Shut-In
Federal 5175-25-33WA             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-27-13CO             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-27-13WA             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-27-21WA             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-27-33WA             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-34-13WA             Campbell      WY        0.0097     N/A       Shut-In






Federal 5175-34-21WA             Campbell      WY        0.0097     N/A       In Progress
Federal 5175-34-31WA             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-34-43CO             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-34-43WA             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-35-21CO             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-35-21WA             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-35-41CO             Campbell      WY        0.0097     N/A       Shut-In
Federal 5175-35-41WA             Campbell      WY        0.0097     N/A       Shut-In
Floyd Fed 5175-22-31WA           Campbell      WY        0.0140     N/A       Shut-In
Floyd Fed 5175-23-21WA           Campbell      WY        0.0140     N/A       Shut-In
Floyd Fed 5175-23-23WA           Campbell      WY        0.0140     N/A       Shut-In
Floyd Fed 5175-23-31WA           Campbell      WY        0.0140     N/A       Shut-In
Floyd Fed 5175-23-41WA           Campbell      WY        0.0140     N/A       Shut-In
Floyd Fed 5175-23-43WA           Campbell      WY        0.0140     N/A       Shut-In
Floyd Fed 5175-24-13WA           Campbell      WY        0.0140     N/A       Shut-In
Floyd Fed 5175-24-31WA           Campbell      WY        0.0140     N/A       Shut-In
Freeport #2-32                   Hughes        OK        0.0034     N/A       Shut-In
Fresca #2-24                     Roger Mills   OK        0.0014     Gas       Producing
GBP #2-4H                        Le Flore      OK        0.0004     Gas       Producing
George #6-20                     Washita       OK        0.0005     Gas       Producing
Guinn #2-5                       Coal          OK        0.0015     N/A       Dry Hole
Haggard #7-20                    Washita       OK        0.0005     Gas       Producing
Hayden 5175-26-23CA              Campbell      WY        0.0096     N/A       Shut-In
Hayden 5175-26-23CO              Campbell      WY        0.0096     N/A       Shut-In
Hayden 5175-26-23WA              Campbell      WY        0.0018     N/A       Shut-In
Hayden 5175-26-31CO              Campbell      WY        0.0096     N/A       Shut-In
Hayden 5175-26-31WA              Campbell      WY        0.0032     N/A       Shut-In
Hayden 5175-27-11CO              Campbell      WY        0.0096     N/A       Shut-In
Hayden 5175-27-41CO              Campbell      WY        0.0096     N/A       Shut-In
Hayden Fed 5175-26-33CO          Campbell      WY        0.0097     N/A       Shut-In
Hayden Fed 5175-34-23WA          Campbell      WY        0.0097     N/A       Shut-In
Hayden Fed 5175-34-33WA          Campbell      WY        0.0097     N/A       Shut-In
Hayden Federal 5175-26-13WA      Campbell      WY        0.0097     N/A       Shut-In
Hayden Federal 5175-26-33WA      Campbell      WY        0.0097     N/A       Shut-In
Hayden Federal 5175-26-43WA      Campbell      WY        0.0097     N/A       Shut-In
Hayden Federal 5175-27-23WA      Campbell      WY        0.0097     N/A       In Progress
Hefley #10-48                    Wheeler       TX        0.0109     Gas       Producing
Hefley #12-47                    Wheeler       TX        0.0090     Gas       Producing
Hefley #12-48                    Wheeler       TX        0.0109     Gas       Producing
Hefley #3-48                     Wheeler       TX        0.0109     Gas       Producing
Hefley #5-48                     Wheeler       TX        0.0109     Gas       Producing
Helton #2-60                     Wheeler       TX        0.0027     Gas       Producing
Helton #3-60                     Wheeler       TX        0.0027     Gas       Producing
Helton #4-60                     Wheeler       TX        0.0027     Gas       Producing
Higgins #2-10                    Roger Mills   OK        0.0002     Gas       Producing
Higgins #3-10                    Roger Mills   OK        0.0003     Gas       Producing
Hinkle #3-28                     Washita       OK        0.0012     Gas       Producing
Hinz L J #1-6                    Washita       OK        0.0004     Gas       Producing
Hix #1-1                         Custer        OK        0.0000     Gas       Producing
McEntire #1-11                   Atoka         OK        0.0002     N/A       In Progress
Millie #2-36                     Le Flore      OK        0.0004     Gas       Producing






Mooney Fed 5175-24-23WA          Campbell      WY        0.0140     N/A       Dry Hole
Murphy A #1                      Harper        OK        0.0028     Gas       Producing
Poe #1-29                        Hughes        OK        0.0003     Gas       Producing
Prater #2                        Hemphill      TX        0.0056     Gas       Producing
Prater #3-10                     Hemphill      TX        0.0015     Gas       Producing
Prater #4-10                     Hemphill      TX        0.0015     Gas       Producing
Sophia #18-50                    Wheeler       TX        0.0018     Gas       Producing
Verner W L #4-11                 Pittsburg     OK        0.0011     N/A       In Progress
Williams #1-18H                  Hughes        OK        0.0011     Gas       Producing
Yonkee 5175-25-13CO              Campbell      WY        0.0096     N/A       Shut-In
Yonkee 5175-25-13WA              Campbell      WY        0.0064     N/A       Shut-In
Yonkee 5175-25-23CO              Campbell      WY        0.0096     N/A       Shut-In
Yonkee 5175-25-31CO              Campbell      WY        0.0096     N/A       Shut-In
Yonkee 5175-26-41CO              Campbell      WY        0.0096     N/A       Shut-In
Yonkee 5175-26-41WA              Campbell      WY        0.0042     N/A       Shut-In
Yonkee 5175-35-13CO              Campbell      WY        0.0096     N/A       Shut-In
Yonkee 5175-35-13WA              Campbell      WY        0.0042     N/A       Shut-In
Yonkee 5175-35-23CO              Campbell      WY        0.0096     N/A       Shut-In
Yonkee 5175-35-23WA              Campbell      WY        0.0042     N/A       Shut-In
Yonkee 5175-35-31CO              Campbell      WY        0.0096     N/A       Shut-In
Yonkee 5175-35-31WA              Campbell      WY        0.0028     N/A       Shut-In
Yonkee Fed 5175-26-11CO          Campbell      WY        0.0097     N/A       Shut-In
Yonkee Fed 5175-26-11WA          Campbell      WY        0.0097     N/A       Shut-In
Yonkee Fed 5175-26-21CO          Campbell      WY        0.0097     N/A       Shut-In
Yonkee Fed 5175-26-21WA          Campbell      WY        0.0097     N/A       Shut-In
Yonkee Fed 5175-34-11CO          Campbell      WY        0.0097     N/A       Shut-In
Yonkee Fed 5175-34-11WA          Campbell      WY        0.0097     N/A       Shut-In
Yonkee Fed 5175-34-41WA          Campbell      WY        0.0097     N/A       Shut-In
Yonkee Fed 5175-35-33WA          Campbell      WY        0.0097     N/A       Shut-In
Yonkee Fed 5175-35-43CO          Campbell      WY        0.0097     N/A       In Progress
Yonkee Fed 5175-35-43WA          Campbell      WY        0.0097     N/A       Shut-In


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.


                              Net Production Data

                                P-1 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        18,636         19,377         18,624
      Gas (Mcf)                        238,409        251,793        284,754

   Oil and gas sales(1):
      Oil                           $  960,904     $  704,557     $  528,059
      Gas                            1,573,131      1,164,552      1,211,241
                                     ---------      ---------      ---------
         Total                      $2,534,035     $1,869,109     $1,739,300
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $51.56         $36.36         $28.35
      Per Mcf of gas                      6.60           4.63           4.25

----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-1
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $425,406, $388,324, and $369,142, respectively, incurred by the Affiliated Programs.

                              Net Production Data

                                P-3 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        24,032         24,925         23,935
      Gas (Mcf)                        364,449        389,500        425,803

   Oil and gas sales(1):
      Oil                           $1,238,478     $  907,837     $  679,074
      Gas                            2,461,059      1,871,173      1,868,433
                                     ---------      ---------      ---------
         Total                      $3,699,537     $2,779,010     $2,547,507
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $51.53         $36.42         $28.37
      Per Mcf of gas                      6.75           4.80           4.39

----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-3
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $640,225, $592,061, and $554,400, respectively, incurred by the Affiliated Programs.

                              Net Production Data

                                P-4 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        15,739         17,687         21,439
      Gas (Mcf)                        200,087        238,451        258,598

   Oil and gas sales(1):
      Oil                           $  853,400     $  705,893     $  635,920
      Gas                            1,520,010      1,372,022      1,347,340
                                     ---------      ---------      ---------
         Total                      $2,373,410     $2,077,915     $1,983,260
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $54.22         $39.91         $29.66
      Per Mcf of gas                      7.60           5.75           5.21

----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-4
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $545,577, $410,727, and $410,201, respectively, incurred by the Affiliated Programs.

                              Net Production Data

                                P-5 Partnership
                                ---------------

                                          Year Ended December 31,
                                    -----------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         4,682          4,603          6,364
      Gas (Mcf)                        251,079        282,972        313,632

   Oil and gas sales(1):
      Oil                           $  250,120     $  176,939     $  190,969
      Gas                            1,768,150      1,436,877      1,455,150
                                     ---------      ---------      ---------
         Total                      $2,018,270     $1,613,816     $1,646,119
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $53.42         $38.44         $30.01
      Per Mcf of gas                      7.04           5.08           4.64

----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-5
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $426,698, $366,826, and $365,469, respectively, incurred by the Affiliated Programs.

                              Net Production Data

                                P-6 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2005           2004           2003
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        10,881          7,824         15,939
      Gas (Mcf)                        414,544        446,505        577,123

   Oil and gas sales(1):
      Oil                           $  581,437     $  336,481     $  460,400
      Gas                            2,884,791      2,382,090      2,638,742
                                     ---------      ---------      ---------
         Total                      $3,466,228     $2,718,571     $3,099,142
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                $53.44          $43.01         $28.89
      Per Mcf of gas                     6.96            5.33           4.57

----------
(1)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-6
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $855,891, $854,325, and $751,876, respectively, incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2005 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2005. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2005 ($61.06 per barrel and $10.08 per Mcf, respectively) were substantially higher than the prices in effect on December 31, 2004 ($43.36 per barrel and $6.02 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2005 to be higher than such estimates and values at December 31, 2004. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2005. In fact, as of the date of this Annual Report, natural gas prices have declined significantly from the December 31, 2005 price. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2005 will actually be realized for such production.

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

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves

                          As of December 31, 2005(1)

P-1 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,192,218
      Oil and liquids (Bbls)                                       240,494

   Net present value (discounted at 10% per annum)             $12,711,355


P-3 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,450,217
      Oil and liquids (Bbls)                                       316,480

   Net present value (discounted at 10% per annum)             $18,996,635


P-4 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  1,825,768
      Oil and liquids (Bbls)                                        47,507

   Net present value (discounted at 10% per annum)             $ 9,422,988


P-5 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  2,201,499
      Oil and liquids (Bbls)                                        40,130

   Net present value (discounted at 10% per annum)             $ 9,341,278


P-6 Partnership:
---------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,330,307
      Oil and liquids (Bbls)                                       126,115

   Net present value (discounted at 10% per annum)             $15,133,718
---------
(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports which were prepared by the General Partner and reviewed by Ryder Scott.

      No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2005:

                               Operated Wells
                    --------------------------------
                    Partnership    Number    Percent
                    -----------    ------    -------
                     P-1              34         1%
                     P-3              58         2%
                     P-4              21         7%
                     P-5             105        28%
                     P-6             147        28%

      The following table sets forth certain well and reserve information as of December 31, 2005 for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The table contains the following information for each such basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Gulf Coast Basin is located in southern Louisiana and southeast Texas. The Permian Basin is located in west Texas and southeast New Mexico. The South Oklahoma Folded Belt Basin is located in southern Oklahoma, while the East Texas Basin is located in east Texas and northern Louisiana.

                 Significant Properties as of December 31, 2005
                 -----------------------------------------------

                                Wells
                             Operated by
                             Affiliates      Oil         Gas
                   Total     -----------   Reserves    Reserves       Present
Basin              Wells     Number %(1)    (Bbl)       (Mcf)          Value
-------------      -----     ------ ----   --------   ---------    -----------
P-1 P/ship:
  Permian          2,426        2     -    231,271    1,347,710    $ 8,726,530
  Anadarko            85       28    33%     2,673      830,473      3,800,124

P-3 P/ship:
  Permian          2,426        2     -    291,449    1,699,669    $11,002,074
  Anadarko            85       28    33%     4,476    1,291,315      5,863,648

P-4 P/ship:
  Anadarko            60       17    28%     3,203      910,935    $ 4,015,144
  Gulf Coast         134        4     3%    35,346      603,650      3,997,526

P-5 P/ship:
  Anadarko           135       33    24%     4,913    1,315,315    $ 5,320,738
  South. Ok.
   Folded Belt        33        -     -     22,243      526,542      2,675,450
  Permian             50       42    84%    12,771      319,265      1,019,800

P-6 P/ship:
  Anadarko           135       33    24%     2,886    1,273,746    $ 5,181,563
  South. Ok.
   Folded Belt        52       19    37%    93,612      318,899      3,019,733
  East Texas           4        3    75%     2,040      595,521      2,288,492
  Gulf Coast          13        2    15%     2,899      282,074      1,672,821
  Permian             51       42    82%    13,657      427,645      1,463,478

-------------------------------
(1) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnership.

      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2005, as compared to December 31, 2004, were significant to the P-6
Partnership:

       The P-6 Partnership's estimated proved reserves decreased approximately 63,000 barrels of oil equivalent ("boe") in the Karon Unit, a large unitized property in Live Oak County, Texas, from December 31, 2004 to December 31, 2005, primarily due to a revised forecast in reserves based on actual production experience.

       The P-6 Partnership's estimated proved reserves decreased approximately 55,000 boe in the O'Byrne, Eva GU #2, located in Upshur County, Texas, from December 31, 2004 to December 31, 2005, primarily due to a revised forecast in reserves based on actual production experience and an increase in monthly lease operating expenses.

       There were no significant revisions in the P-1, P-3, P-4 and P-5 Partnerships.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2005.

                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2006, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:


                                Number of         Limited
              Partnership         Units           Partners
              -----------       ---------         --------

                 P-1             108,074             683
                 P-3             169,637           1,150
                 P-4             126,306             775
                 P-5             118,449             858
                 P-6             143,041             653


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

                            Repurchase Offer Prices
                            -----------------------

                       2004                          2005               2006
            -------------------------     -------------------------     ----
            1st    2nd    3rd    4th      1st     2nd    3rd   4th      1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.     Qtr.
------      ----   ----   ----   ----     ----    ----   ----  ----     ----

 P-1        $22    $20    $31    $28      $25     $23    $44   $40      $36
 P-3         23     20     30     27       25      22     41    38       34
 P-4         17     15     24     22       19      17     27    25       21
 P-5         20     18     22     20       18      16     24    21       19
 P-6         26     23     30     27       25      22     38    35       32

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

      The following is a summary of cash distributions paid to the Limited Partners during 2004 and 2005 and the first quarter of 2006:

                              Cash Distributions
                              ------------------


                                  2004
            -----------------------------------------------
              1st           2nd          3rd          4th
   P/ship   Quarter       Quarter      Quarter      Quarter
   ------   -------       -------      -------      -------
    P-1      $2.63         $2.89        $2.69        $2.97
    P-3       2.36          2.75         2.37         2.76
    P-4       1.91          2.31         2.27         2.85
    P-5       1.66          1.53         1.90         1.85
    P-6       2.76          2.62         2.66         3.05

                                 2005                              2006
            -----------------------------------------------       -------
              1st           2nd          3rd          4th           1st
   P/ship   Quarter       Quarter      Quarter      Quarter       Quarter
   ------   -------       -------      -------      -------       -------
    P-1      $2.80         $2.82        $3.25        $3.56         $4.29
    P-3       2.43          2.62         3.09         3.27          4.04
    P-4       2.68          2.33         2.69         2.73          3.64
    P-5       1.82          2.02         2.40         2.59          2.51
    P-6       1.70          3.31         2.75         2.86          3.31





ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                          2005            2004             2003            2002             2001
                                      ------------    ------------     ------------    ------------     ------------

Net Profits                            $2,108,629      $1,480,785       $1,370,158      $  993,269       $1,295,509
Net Income:
   Limited Partners                     1,695,098       1,161,372        1,070,553         686,720          899,400
   General Partner                        195,300         133,520          126,336          87,636          115,696
   Total                                1,890,398       1,294,892        1,196,889         774,356        1,015,096
Limited Partners' Net
   Income per Unit                          15.68           10.75             9.91            6.35             8.32
Limited Partners' Cash
   Distributions per Unit                   12.43           11.18             9.55            5.21            11.60
Total Assets                            1,605,641       1,219,098        1,271,859       1,230,892        1,090,742
Partners' Capital (Deficit)
   Limited Partners                     1,635,042       1,283,944        1,330,572       1,292,019        1,168,299
   General Partner                    (    29,401)    (    64,846)     (    58,713)    (    61,127)     (    77,557)
Number of Units
   Outstanding                            108,074         108,074          108,074         108,074          108,074






                                                 Selected Financial Data

                                                     P-3 Partnership
                                                     ---------------

                                       2005            2004             2003            2002             2001
                                   ------------    ------------     ------------    ------------     ------------

Net Profits                         $3,059,312      $2,186,949       $1,993,107      $1,411,475       $1,886,577
Net Income:
   Limited Partners                  2,456,223       1,607,490        1,540,460         949,607        1,277,744
   General Partner                     283,257         196,130          182,540         122,969          167,610
   Total                             2,739,480       1,803,620        1,723,000       1,072,576        1,445,354
Limited Partners' Net
   Income per Unit                       14.48            9.48             9.08            5.60             7.53
Limited Partners' Cash
   Distributions per
   Unit                                  11.41           10.24             8.62            4.72            10.83
Total Assets                         2,404,854       1,835,461        1,971,380       1,889,346        1,719,156
Partners' Capital (Deficit)
   Limited Partners                  2,409,113       1,888,890        2,018,400       1,940,940        1,793,333
   General Partner                 (     4,259)    (    53,429)     (    47,020)    (    51,594)     (    74,177)
Number of Units
   Outstanding                         169,637         169,637          169,637         169,637          169,637






                                                 Selected Financial Data

                                                     P-4 Partnership
                                                     ---------------

                                          2005            2004             2003            2002             2001
                                      ------------    ------------     ------------    ------------     ------------

Net Profits                            $1,827,833      $1,667,188       $1,573,059      $1,431,998       $2,142,197
Net Income:
   Limited Partners                     1,420,887       1,281,492        1,181,958         878,439        1,560,544
   General Partner                        165,161         149,916          140,282         124,069          196,368
   Total                                1,586,048       1,431,408        1,322,240       1,002,508        1,756,912
Limited Partners' Net
   Income per Unit                          11.25           10.15             9.36            6.95            12.36
Limited Partners' Cash
   Distributions per Unit                   10.43            9.34            10.07            8.85            14.71
Total Assets                            1,305,009       1,186,842        1,076,763       1,176,251        1,401,980
Partners' Capital (Deficit)
   Limited Partners                     1,348,375       1,244,488        1,142,996       1,234,038        1,473,599
   General Partner                    (    43,366)    (    57,646)     (    66,233)    (    57,787)     (    71,619)
Number of Units
   Outstanding                            126,306         126,306          126,306         126,306          126,306





                                                 Selected Financial Data

                                                     P-5 Partnership
                                                     ---------------

                                       2005            2004             2003            2002             2001
                                   ------------    ------------     ------------    ------------     ------------

Net Profits                         $1,591,572      $1,246,990       $1,280,650      $  885,782       $1,642,743
Net Income:
   Limited Partners                  1,193,671         893,019          975,641         607,695        1,351,070
   General Partner                     142,372         108,428           78,297          36,219           75,627
   Total                             1,336,043       1,001,447        1,053,938         643,914        1,426,697
Limited Partners' Net
   Income per Unit                       10.08            7.54             8.24            5.13            11.41
Limited Partners' Cash
   Distributions per Unit                 8.83            6.94             8.16            4.61            16.85
Total Assets                         1,195,474       1,032,135          953,771         930,874          863,504
Partners' Capital (Deficit)
   Limited Partners                  1,229,318       1,080,647        1,009,628       1,000,987          938,292
   General Partner                 (    33,844)    (    48,512)     (    59,667)    (    70,113)     (    74,788)
Number of Units
   Outstanding                         118,449         118,449          118,449         118,449          118,449





                                                 Selected Financial Data

                                                     P-6 Partnership
                                                     ---------------

                                        2005              2004             2003             2002             2001
                                    ------------      ------------     ------------     ------------     ------------

Net Profits                          $2,610,337        $1,864,246       $2,347,266       $1,476,251       $2,282,475
Net Income:
   Limited Partners                   1,898,927         1,399,899        1,813,666          999,684        1,833,293
   General Partner                      239,509           167,234          215,343          129,102          130,157
   Total                              2,138,436         1,567,133        2,029,009        1,128,786        1,963,450
Limited Partners' Net
   Income per Unit                        13.28              9.79            12.68             6.99            12.82
Limited Partners' Cash
   Distributions per Unit                 10.62             11.09            11.81             6.38            20.23
Total Assets                          2,063,221         1,640,367        1,831,927        1,660,818        1,552,953
Partners' Capital (Deficit)
   Limited Partners                   2,045,039         1,666,112        1,853,213        1,728,547        1,640,863
   General Partner                  (    17,913)      (    52,148)     (    60,944)     (    67,729)     (    87,910)
Number of Units
   Outstanding                          143,041           143,041          143,041          143,041          143,041



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

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the accuracy of third party payments and billings, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *     Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *     The level of consumer demand and overall economic activity;
      *     The competitiveness of alternative fuels;
      *     Weather conditions and the impact of weather-related events;
      *     The availability of pipelines for transportation;
      *     Domestic and foreign government regulations and taxes; and
      *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

      * Geophysical conditions which cause an acceleration of the decline in production;
      * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
      * Prior period volume adjustments (either positive or negative) made by operators of the properties;
      * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
      * Completion of enhanced recovery projects which increase production for the well.

Many of these factors are very significant as related to a single well or as related to many wells over a short period of time.

However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnerships' results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and for the year ended December 31, 2004 as compared to the year ended December 31, 2003.


                                P-1 Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total Net Profits increased $628,000 (42.4%) in 2005 as compared to 2004. Of this increase $283,000 and $471,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $27,000 and $62,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $37,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 741 barrels and 13,384 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2005, (ii) similar positive prior period volume adjustments made by the operators on several other wells during 2004, and (iii) normal declines in production. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on several wells during 2005, (ii) the successful completion of two new wells during late 2004, and (iii) an increase in production on one significant well following the successful 2004 workover of that well.

      The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during 2005, (ii) normal declines in production, and (iii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on several wells during 2005 and (ii) negative prior period volume adjustments made by the operators on several other wells during 2004.

      The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred in 2005 on several wells, and (iii) an increase in saltwater disposal expenses incurred on one significant unit during 2005 as compared to 2004. These increases were partially offset by workover expenses incurred on two significant wells during 2004. As of the date of this Annual Report, management anticipates that the saltwater disposal expenses on the significant unit will remain at 2005 levels.

      Average  oil and gas prices  increased  to $51.56 per barrel and $6.60 per
Mcf,  respectively,   in  2005  from  $36.36  per  barrel  and  $4.63  per  Mcf, respectively, in 2004.

      Depletion of Net Profits Interests increased $12,000 (17.4%) in 2005 as compared to 2004. Of this increase (i) $11,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $6,000 was related to previously fully depleted wells and (ii) $3,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 3.8% in 2005 from 4.6% in 2004, primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,000 (4.1%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 7.0% in 2005 from 9.6% in 2004, primarily due to the increase in Net Profits.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $18,204,558 or 168.45% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits increased $111,000 (8.1%) in 2004 as compared to 2003. Of this increase (i) $155,000 and $94,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $21,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of (i) $140,000 related to a decrease in volumes of gas sold and (ii) $19,000 related to an increase in production expenses.

      Volumes of oil sold increased 753 barrels, while volumes of gas sold decreased 32,961 Mcf in 2004 as compared to 2003. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made in 2004 by the operators on several wells. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made in 2004 by the operators on several wells and (ii) normal declines in production. The decreases in gas volumes were partially offset by the receipt of first revenues on one significant well during 2004.

      The increase in production expenses was primarily due to (i) workover expenses incurred on two significant wells during 2004, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a 2004 increase in production taxes associated with the receipt of first revenues on one significant well. These increases were partially offset by (i) negative prior period production tax adjustments made by the operator on several wells during 2004, (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) workover expenses incurred on several wells during 2003.

      Average  oil and gas prices  increased  to $36.36 per barrel and $4.63 per
Mcf,  respectively,   in  2004  from  $28.35  per  barrel  and  $4.25  per  Mcf, respectively, in 2003.

      Depletion of Net Profits Interests decreased $12,000 (15.3%) in 2004 as compared to 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 4.6% in 2004 from 5.8% in 2003. This percentage decrease was primarily due to
(i) the dollar decrease in depletion of Net Profits Interests and (ii) the increase in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 9.6% in 2004 from 10.4% in 2003.

                                P-3 Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total Net Profits increased $872,000 (39.9%) in 2005 as compared to 2004. Of this increase $363,000 and $710,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $33,000 and $120,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $48,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 893 barrels and 25,051 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2005, (ii) similar positive prior period volume adjustments made by the operators on several other wells during 2004, and (iii) normal declines in production. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on several wells during 2005, (ii) the successful completion of two new wells during late 2004, and (iii) an increase in production on one significant well following the successful 2004 workover of that well.

      The decrease in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during 2005, (ii) normal declines in production, and (iii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators on several wells during 2005 and (ii) similar negative prior period volume adjustments made by the operators on several other wells during 2004.

      The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during 2005, and (iii) an increase in saltwater disposal expenses incurred on one significant unit during 2005 as compared to 2004. These increases were partially offset by workover expenses incurred on two significant wells during 2004. As of the date of this Annual Report, management anticipates that the saltwater disposal expenses on the significant unit will remain at 2005 levels.

      Average  oil and gas prices  increased  to $51.53 per barrel and $6.75 per
Mcf,  respectively,   in  2005  from  $36.42  per  barrel  and  $4.80  per  Mcf, respectively, in 2004.

      Depletion of Net Profits Interests decreased $87,000 (42.3%) in 2005 as compared to 2004. This decrease was primarily due to (i) one significant well being fully depleted during 2004 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by (i) an increase of $15,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $8,000 was related to previously fully depleted wells, (ii) an increase of $4,000 due to accretion of these additional asset retirement obligations, and (iii) one significant well being fully depleted during 2005 due to the lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 3.9% in 2005 from 9.4% in 2004. This percentage decrease was primarily due to (i) the dollar decrease in Depletion of Net Profits Interests and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,000 (2.7%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 7.0% in 2005 from 9.6% in 2004, primarily due to the increase in Net Profits.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $25,490,401 or 150.26% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits increased $194,000 (9.7%) in 2004 as compared to 2003. Of this increase (i) $201,000 and $162,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $28,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of (i) $159,000 related to a decrease in volumes of gas sold and (ii) $38,000 related to an increase in production expenses.

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

      Depletion of Net Profits Interests increased $84,000 (69.0%) in 2004 as compared to 2003. This increase was primarily due to one significant well becoming fully depleted during 2004 due to the lack of remaining reserves. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) the decrease in volumes of gas sold. As a percentage of Net Profits, this expense increased to 9.4% in 2004 from 6.1% in 2003. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 9.6% in 2004 from 10.6% in 2003.



                                P-4 Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total Net Profits increased $161,000 (9.6%) in 2005 as compared to 2004. Of this increase $225,000 and $369,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $78,000 and $220,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $135,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 1,948 barrels and 38,364 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 in order to perform a workover. As of the date of this Annual Report, the shut-in well has returned to production at a lower rate than previously experienced. The lower production rate is expected to continue.

      The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004, and (iii) the shutting-in of two significant wells during early 2005 in order to perform workovers. As of the date of this Annual Report, the operator has not yet determined when or if the shut-in wells will return to production, and if returned to production, at what rate.

      The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period production tax adjustment made by the operator on one significant well during 2005.

      Average  oil and gas prices  increased  to $54.22 per barrel and $7.60 per
Mcf,  respectively,   in  2005  from  $39.91  per  barrel  and  $5.75  per  Mcf, respectively, in 2004.

      Depletion of Net Profits Interests increased $5,000 (5.7%) in 2005 as compared to 2004. Of this increase (i) $32,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $20,000 was related to previously fully depleted wells, and (ii) $4,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 4.6% in 2005 from 4.7% in 2004.

      General and administrative expenses increased $7,000 (4.2%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 9.2% in 2005 from 9.7% in 2004.

      Cumulative cash distributions to the Limited Partners through December 31, 2005 were $20,214,945 or 160.05% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits increased $94,000 (6.0%) in 2004 as compared to 2003. Of this increase $181,000 and $130,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $111,000 and $105,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $1,000 related to an increase in production expenses. Volumes of oil and gas sold decreased 3,752 barrels and 20,147 Mcf, respectively, in 2004 as compared to 2003.

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

      Depletion of Net Profits Interests decreased $13,000 (14.6%) in 2004 as compared to 2003. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt. As a percentage of Net Profits, this expense decreased to 4.7% in 2004 from 5.9% in 2003. This percentage decrease was primarily due to
(i) the dollar decrease in depletion of Net Profits Interests and (ii) the increase in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses decreased to 9.7% in 2004 from 10.2% in 2003.

                                P-5 Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total Net Profits increased $345,000 (27.6%) in 2005 as compared to 2004. Of this increase (i) $70,000 and $494,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $3,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of (i) $162,000 related to a decrease in volumes of gas sold and (ii) $60,000 related to an increase in production expenses. Volumes of oil sold increased 79 barrels, while volumes of gas sold decreased 31,893 Mcf in 2005 as compared to 2004.

      The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during 2005 and (ii) the successful completion of several new wells during mid 2004 and early and mid 2005. These increases were partially offset by normal declines in production.

      The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment on one significant well during 2005, and (iii) a substantial decline in production during 2005 on one significant well following a workover of that well during late 2004. This well is not expected to return to its previously high levels of production. The decreases in volumes of gas sold were partially offset by the successful completion of several new wells during mid to late 2004 and early 2005.

      The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during 2005 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on several other wells during 2004.

      Average  oil and gas prices  increased  to $53.42 per barrel and $7.04 per
Mcf,  respectively,   in  2005  from  $38.44  per  barrel  and  $5.08  per  Mcf, respectively, in 2004.

      Depletion of Net Profits Interests increased $12,000 (12.8%) in 2005 as compared to 2004. Of this increase (i) $23,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $16,000 was related to previously fully depleted wells and (ii) $3,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits

Interests during 2005 primarily due to the drilling of two developmental wells. These increases were partially offset by (i) the decrease in volumes of gas sold, (ii) one significant well being fully depleted during 2004 due to the lack of remaining reserves, and (iii) upward revisions in the estimates of remaining oil and gas reserves since December 31, 2004. As a percentage of Net Profits, this expense decreased to 6.7% in 2005 from 7.6% in 2004, primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $7,000 (4.5%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 10.0% in 2005 from 12.2% in 2004, primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through December 31, 2005 were $14,257,759 or 120.37% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits decreased $34,000 (2.6%) in 2004 as compared to 2003. Of this decrease (i) $53,000 and $142,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $2,000 was related to an increase in production expenses. These decreases were partially offset by increases of $39,000 and $124,000, respectively, related to increases in the average prices of oil and gas sold.

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

      Depletion of Net Profits Interests increased $15,000 (19.2%) in 2004 as compared to 2003. This increase was primarily due to (i) an increase in depletable Net Profits Interests primarily due to developmental drilling activities on several properties during 2004 and (ii) one significant well being fully depleted in 2004 due to the lack of remaining reserves. These increases were partially offset by the decrease in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 7.6% in 2004 from 6.2% in 2003. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses increased to 12.2% in 2004 from 11.9% in 2003.



                                P-6 Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      Total Net Profits increased $746,000 (40.0%) in 2005 as compared to 2004. Of this increase (i) $113,000 and $673,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $131,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $171,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,057 barrels, while volumes of gas sold decreased 31,961 Mcf in 2005 as compared to 2004.

      The increase in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made in 2004 by the operator on one significant well and (ii) the successful completion of several new wells during early to mid 2005.

      The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a substantial decline in production during 2005 on one significant well following a workover of that well during mid 2005, and
(iii) a negative prior period volume adjustment on one significant well during 2005. The well with a substantial decline in production is not expected to return to its previous levels of production. The decreases in volumes of gas sold were partially offset by (i) a negative prior period volume adjustment made in 2004 by the operator on another significant well and (ii) the successful completion of several wells during mid to late 2004 and early 2005.

      Increases in production expenses were primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2005. These increases were substantially offset by

(i) a prior period production tax adjustment on one significant unit during 2004, (ii) workover expenses incurred on two significant wells during 2004, and
(iii) the abandonment of one significant well during 2004 due to severe mechanical problems.

      Average  oil and gas prices  increased  to $53.44 per barrel and $6.96 per
Mcf,  respectively,   in  2005  from  $43.01  per  barrel  and  $5.33  per  Mcf, respectively, in 2004.

      Depletion of Net Profits Interests increased $176,000 (145.5%) in 2005 as compared to 2004. Of this increase (i) $86,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $64,000 was related to previously fully depleted wells, and (ii) $10,000 was due to accretion of these additional asset retirement obligations. This increase was also due to downward revisions in the estimates of remaining oil and gas reserves following an unsuccessful recompletion attempt on one significant well during 2005. These increases were partially offset by one significant well being fully depleted during 2004 due to the lack of remaining reserves. As a percentage of Net Profits, this expense increased to 11.4% in 2005 from 6.5% in 2004, primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $7,000 (3.7%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 7.1% in 2005 from 9.6% in 2004, primarily due to the increase in Net Profits.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $20,991,248 or 146.75% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total Net Profits decreased $483,000 (20.6%) in 2004 as compared to 2003. Of this decrease (i) $234,000 and $597,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $102,000 was related to an increase in production expenses. These decreases were partially offset by increases of $110,000 and $340,000, respectively, related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 8,115 barrels and 130,618 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during 2004, (ii) normal declines in production, and (iii) the shutting-in of a producing zone on one other significant well during late 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the P-6 Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable, and (iii) a negative prior period volume adjustment made on one significant well during 2004.

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

      Depletion of Net Profits Interests decreased $22,000 (15.6%) in 2004 as compared to 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by one significant well being fully depleted during 2004 due to the lack of remaining reserves. As a percentage of Net Profits, this expense increased to 6.3% in 2004 from 6.1% in 2003.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of Net Profits, these expenses increased to 9.4% in 2004 from 7.7% in 2003, primarily due to the decrease in Net Profits.

      Average Proceeds and Units of Production

      The following tables are comparisons of the annual barrel of oil equivalent ("boe") (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales less lease operating expenses and production taxes) received per boe attributable to the Partnerships' Net Profits for the years ended December 31, 2005, 2004, and 2003.

                             2005 Compared to 2004
                             ---------------------

                                                   Average Proceeds per
                          BOE                                BOE
              -----------------------------       --------------------------
   P/ship      2005      2004      % Change        2005     2004    % Change
   ------     -------   -------    --------       ------   ------   --------

    P-1        58,371    61,343       ( 5%)       $36.12   $24.14      50%
    P-3        84,774    89,842       ( 6%)        36.09    24.34      48%
    P-4        49,087    57,429       (15%)        37.24    29.03      28%
    P-5        46,529    51,765       (10%)        34.21    24.09      42%
    P-6        79,972    82,242       ( 3%)        32.64    22.67      44%


                             2004 Compared to 2003
                             ---------------------

                                                   Average Proceeds per
                          BOE                                BOE
              -----------------------------       --------------------------
   P/ship      2004      2003      % Change        2004     2003    % Change
   ------     -------   -------    --------       ------   ------   --------

    P-1       61,343     66,083       ( 7%)       $24.14   $20.73      16%
    P-3       89,842     94,902       ( 5%)        24.34    21.00      16%
    P-4       57,429     64,539       (11%)        29.03    24.37      19%
    P-5       51,765     58,636       (12%)        24.09    21.84      10%
    P-6       82,242    112,126       (27%)        22.67    20.93       8%


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from the Net Profits Interests are generally not reinvested in productive assets. Assuming 2005 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2005 would have the following remaining lives:

            Partnership       Gas-Years        Oil-Years
            -----------       ---------        ---------

                P-1               9.2            12.9
                P-3               9.5            13.2
                P-4               9.1             3.0
                P-5               8.8             8.6
                P-6               8.0            11.6

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2005 may cause a decrease in the estimated life of said reserves. As discussed below, the Partnerships must terminate no later than December 31, 2015 (ten years after December 31, 2005).

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Expenditures by the Affiliated Programs for new wells, well recompletions, or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During 2005, capital expenditures affecting the P-6 Partnership's Net Profits Interests totaled approximately $213,000. These costs were indirectly incurred primarily as a result of recompletion activities on (i) the Henderson Stovall GU #2 well located in Wharton County, Texas and (ii) the Berniece 1 well located in Grayson County, Texas. Other capital expenditures incurred by the Partnerships during 2005 were not material to the Partnerships' cash flows.

      The Partnerships sold certain Net Profits Interests during 2004 and 2003. No such sales occurred during 2005. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 2005, 2004, and 2003, were as follows:

      Partnership          2005             2004              2003
      -----------         ------           -------           -------

          P-1              $ -             $16,707           $45,230
          P-3                -              21,366            57,301
          P-4                -                 434               938
          P-5                -                -                8,657
          P-6                -                -                5,212

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the Partnerships will increase the number of properties to be sold. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs, and cash flow will be reduced as properties are sold.

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

      The General Partner expects general and administrative expenses to increase substantially during 2006 and 2007 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2007.

      Pursuant to the terms of the Partnership Agreements, the Partnerships would have terminated on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the first two-year extension period to December 31, 2007. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating and drilling costs incurred by the Partnerships. This pressure is expected to continue to the extent commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

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


ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2005 but which was not so reported.



                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name              Age       Position with General Partner
      ----------------        ---      --------------------------------

      Dennis R. Neill          54      President and Director

      Judy K. Fox              55      Secretary

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2005 of reports required under Section 16 of the Securities Exchange Act of 1934.


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

ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2005, 2004, and 2003, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2005          2004         2003
            -----------       --------      --------     --------
                P-1           $113,760      $113,760     $113,760
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2005, 2004, and 2003:




                                                  Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2005

                                                                           Long Term Compensation
                                                                    ----------------------------------
                                       Annual Compensation                    Awards           Payouts
                                 -----------------------------      -----------------------    -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           2003      -          -           -            -             -            -           -
                          2004      -          -           -            -             -            -           -
                          2005      -          -           -            -             -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2003   $61,746       -           -            -             -            -           -
                          2004   $66,157       -           -            -             -            -           -
                          2005   $67,887       -           -            -             -            -           -

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





                                                  Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2005

                                                                           Long Term Compensation
                                                                       ---------------------------------
                                         Annual Compensation                      Awards                    Payouts
                                   -------------------------------     ----------------------------------   -------
                                                                                      Securi-
                                                            Other                      ties                   All
     Name                                                   Annual     Restricted     Under-                 Other
      and                                                  Compen-       Stock        lying        LTIP     Compen-
   Principal                        Salary      Bonus      sation       Award(s)     Options/     Payouts   sation
   Position               Year        ($)        ($)         ($)          ($)         SARs(#)       ($)       ($)
---------------           ----     --------    -------     -------     ----------    --------     -------   -------
Dennis R. Neill,
President(1)(2)           2003         -          -           -            -            -            -         -
                          2004         -          -           -            -            -            -         -
                          2005         -          -           -            -            -            -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2003     $ 96,917       -           -            -            -            -         -
                          2004     $103,842       -           -            -            -            -         -
                          2005     $106,557       -           -            -            -            -         -
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



                                                  Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2005

                                                                            Long Term Compensation
                                                                     -----------------------------------
                                        Annual Compensation                  Awards              Payouts
                                   -----------------------------     -----------------------     -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                       Salary      Bonus     sation       Award(s)      Options/      Payouts   sation
   Position               Year       ($)        ($)        ($)          ($)          SARs(#)        ($)       ($)
---------------           ----     -------    -------    -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)(2)           2003        -          -          -            -             -             -         -
                          2004        -          -          -            -             -             -         -
                          2005        -          -          -            -             -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2003     $72,167       -          -            -             -             -         -
                          2004     $77,323       -          -            -             -             -         -
                          2005     $79,345       -          -            -             -             -         -
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





                                                  Salary Reimbursements

                                                     P-5 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2005

                                                                            Long Term Compensation
                                                                     ------------------------------------
                                         Annual Compensation                     Awards           Payouts
                                   -----------------------------     -----------------------      -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                       Salary       Bonus    sation       Award(s)      Options/      Payouts   sation
   Position               Year       ($)         ($)       ($)          ($)          SARs(#)        ($)       ($)
---------------           ----     -------     -------   -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)(2)           2003        -           -         -            -             -             -         -
                          2004        -           -         -            -             -             -         -
                          2005        -           -         -            -             -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2003     $67,673        -         -            -             -             -         -
                          2004     $72,508        -         -            -             -             -         -
                          2005     $74,404        -         -            -             -             -         -
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



                                                 Salary Reimbursements

                                                     P-6 Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2005

                                                                             Long Term Compensation
                                                                       ----------------------------------
                                         Annual Compensation                   Awards             Payouts
                                   -------------------------------     ----------------------     -------
                                                                                      Securi-
                                                            Other                      ties                   All
     Name                                                   Annual     Restricted     Under-                 Other
      and                                                  Compen-       Stock        lying       LTIP      Compen-
   Principal                       Salary       Bonus      sation       Award(s)     Options/    Payouts    sation
   Position               Year       ($)         ($)         ($)          ($)         SARs(#)      ($)        ($)
---------------           ----     -------     -------     -------     ----------    --------    -------    -------
Dennis R. Neill,
President(1)(2)           2003        -           -           -            -            -           -          -
                          2004        -           -           -            -            -           -          -
                          2005        -           -           -            -            -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2003     $81,722        -           -            -            -           -          -
                          2004     $87,560        -           -            -            -           -          -
                          2005     $89,851        -           -            -            -           -          -
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

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
               Beneficial Owner                          of Outstanding)
--------------------------------------------             ---------------

P-1 Partnership:
---------------

   Samson Resources Company                              32,153 (29.8%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                        32,153 (29.8%)

P-3 Partnership:
---------------

   Samson Resources Company                              71,226 (42.0%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    71,226 (42.0%)


P-4 Partnership:
---------------

   Samson Resources Company                              35,021 (27.7%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    35,021 (27.7%)


P-5 Partnership:
---------------

   Samson Resources Company                              31,195 (26.3%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    31,195 (26.3%)


P-6 Partnership:
---------------

   Samson Resources Company                              21,881 (15.3%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                   54,887 (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                    21,881 (15.3%)


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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2005 and 2004, each Partnership paid the following audit fees:

                                                 2005        2004
                                                -------     -------

      Year-end audit per engagement letter      $23,716     $21,560
      1st quarter 10-Q review                       925         825
      2nd quarter 10-Q review                       917         825
      3rd quarter 10-Q review                       917         825


      Audit-Related Fees

      During 2005 and 2004 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2005 and 2004 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2005 and 2004 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


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



                                    PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

        (1) Financial Statements: The following financial statements for the

            Geodyne Institutional/Pension Energy Income P-1 Limited Partnership and Geodyne NPI Partnership P-1
            Geodyne Institutional/Pension Energy Income Limited Partnership P-3 and Geodyne NPI Partnership P-3
            Geodyne Institutional/Pension Energy Income Limited Partnership P-4 and Geodyne NPI Partnership P-4
            Geodyne Institutional/Pension Energy Income Limited Partnership P-5 and Geodyne NPI Partnership P-5
            Geodyne Institutional/Pension Energy Income Limited Partnership P-6 and Geodyne NPI Partnership P-6

            as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
                  Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

        (2) Financial Statement Schedules:

            None.

        (3) Exhibits:

Exh.
No.      Exhibit
----     -------

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

*4.8     Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership dated October 27, 2005.

 4.9 Certificate of Limited Partnership dated February 13, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 Amended and Restated Agreement of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.12 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.13 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as
         Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Fourth Amendment to Amended and Restated Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.16    Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-3 dated October 27, 2005.

 4.17 Certificate of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-4 filed as
         Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Amended and Restated Agreement of Limited Partnership dated November 20, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.19 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.20 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as
         Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23    Fourth  Amendment   to   Amended  and   Restated  Agreement  of Limited
         Partnership dated July 1, 1996, for the Geodyne

         Institutional/Pension  Energy Income Limited  Partnership  P-4 filed as
         Exhibit 4.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.24    Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-4 dated October 27, 2005.

 4.25 Certificate of Limited Partnership dated November 9, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 Amended and Restated Agreement of Limited Partnership dated February 26, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.27 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.30 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as
         Exhibit 4.34 to Registrant's Annual Report on

         Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.31 Fourth Amendment to Amended and Restated Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.32    Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5 dated October 27, 2005.

 4.33 Certificate of Limited Partnership dated November 28, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Amended and Restated Agreement of Limited Partnership dated October 5, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.36 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.37 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as
         Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Fourth Amendment to Amended and Restated Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.40    Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6 dated October 27, 2005.

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

*10.4 Third Amendment to Amended and Restated Agreement of Partnership for the Geodyne NPI Partnership P-1 dated October 27, 2005.

 10.5 Agreement of Partnership dated February 9, 1989 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.6 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.7 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.8 Third Amendment to Agreement of Partnership for the Geodyne NPI Partnership P-3 dated October 27, 2005.

 10.9 Agreement of Partnership dated April 24, 1989 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.12 Third Amendment to Agreement of Partnership for the Geodyne NPI Partnership P-4 dated October 27, 2005.

 10.13 Agreement of Partnership dated October 27, 1989 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

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

*10.16 Third Amendment to Agreement of Partnership for the Geodyne NPI Partnership P-5 dated October 27, 2005.

 10.17 Agreement of Partnership dated November 28, 1989 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.18 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.19 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.20 Third Amendment to Agreement of Partnership for the Geodyne NPI Partnership P-6 dated October 27, 2005.

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

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    March 29, 2006


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

By:   //s//Dennis R. Neill      President and            March 29, 2006
      --------------------      Director (Principal
          Dennis R. Neill       Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 29, 2006
      --------------------      Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

      //S//Judy K. Fox          Secretary                March 29, 2006
      --------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 29, 2006

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             Combined Balance Sheets
                           December 31, 2005 and 2004


                                     ASSETS
                                     ------

                                                       2005            2004
                                                   ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                        $  595,286      $  448,368
   Accounts receivable:
      Net Profits                                      320,323          77,602
                                                     ---------       ---------

         Total current assets                       $  915,609      $  525,970

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                       690,032         693,128
                                                     ---------       ---------

                                                    $1,605,641      $1,219,098
                                                     =========       =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                 ($   29,401)    ($   64,846)
   Limited Partners, issued and
     outstanding, 108,074 Units                      1,635,042       1,283,944
                                                     ---------       ---------

         Total Partners' capital                    $1,605,641      $1,219,098
                                                     =========       =========












              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003

                                      2005            2004             2003
                                   ----------      ----------       ----------
REVENUES:
   Net Profits                     $2,108,629      $1,480,785       $1,370,158
   Interest income                      8,941           2,902            2,110
   Gain on sale of
      Net Profits Interests               349          17,563           43,930
   Other income                          -              3,474             -
                                    ---------       ---------        ---------
                                   $2,117,919      $1,504,724       $1,416,198

COSTS AND EXPENSES:
   Depletion of
      Net Profits Interests        $   79,493      $   67,699       $   79,938
   General and administrative         148,028         142,133          143,103
                                    ---------       ---------        ---------
                                   $  227,521      $  209,832       $  223,041
                                    ---------       ---------        ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $1,890,398      $1,294,892       $1,193,157

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -               -               3,732
                                    ---------       ---------        ---------

NET INCOME                         $1,890,398      $1,294,892       $1,196,889
                                    =========       =========        =========
GENERAL PARTNER -
   NET INCOME                      $  195,300      $  133,520       $  126,336
                                    =========       =========        =========
LIMITED PARTNERS -
   NET INCOME                      $1,695,098      $1,161,372       $1,070,553
                                    =========       =========        =========
NET INCOME
   per Unit                        $    15.68      $    10.75       $     9.91
                                    =========       =========        =========
UNITS OUTSTANDING                     108,074         108,074          108,074
                                    =========       =========        =========




              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2005, 2004, and 2003


                               Limited            General
                               Partners           Partner            Total
                             ------------        ----------      ------------

Balance, Dec. 31, 2002        $1,292,019         ($ 61,127)       $1,230,892
   Net income                  1,070,553           126,336         1,196,889
   Cash distributions        ( 1,032,000)        ( 123,922)      ( 1,155,922)
                               ---------           -------         ---------

Balance, Dec. 31, 2003        $1,330,572         ($ 58,713)       $1,271,859
   Net income                  1,161,372           133,520         1,294,892
   Cash distributions        ( 1,208,000)        ( 139,653)      ( 1,347,653)
                               ---------           -------         ---------

Balance, Dec. 31, 2004        $1,283,944         ($ 64,846)       $1,219,098
   Net income                  1,695,098           195,300         1,890,398
   Cash distributions        ( 1,344,000)        ( 159,855)      ( 1,503,855)
                               ---------           -------         ---------

Balance, Dec. 31, 2005        $1,635,042         ($ 29,401)       $1,605,641
                               =========           =======         =========





















              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                          2005           2004           2003
                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                          $1,890,398     $1,294,892     $1,196,889
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -               -       (     3,732)
      Depletion of Net
         Profits Interests                 79,493         67,699         79,938
      Gain on sale of
         Net Profits Interests        (       349)   (    17,563)   (    43,930)
      Settlement of asset
         retirement obligation        (       496)          -               -
      Net change in accounts
         receivable / accounts
         payable - Net Profits        (   299,785)        54,004    (     1,201)
                                        ---------      ---------     ----------

   Net cash provided by
      operating activities             $1,669,261     $1,399,032     $1,227,964
                                        ---------      ---------     ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               ($   18,488)   ($   19,298)   ($   26,919)
   Proceeds from sale of
      Net Profits Interests                  -            16,707         45,230
                                        ---------      ---------     ----------

   Net cash provided (used) by
      investing activities            ($   18,488)   ($    2,591)    $   18,311
                                        ---------      ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                 ($1,503,855)   ($1,347,653)   ($1,155,922)
                                        ---------      ---------     ----------
   Net cash used by financing
      activities                      ($1,503,855)   ($1,347,653)   ($1,155,922)
                                        ---------      ---------     ----------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                $  146,918     $   48,788     $   90,353

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 448,368        399,580        309,227
                                        ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                     $  595,286     $  448,368     $  399,580
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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 29, 2006

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 2005 and 2004


                                     ASSETS
                                     ------

                                                     2005              2004
                                                 ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $  885,655        $  633,196
   Accounts receivable:
      Net Profits                                    460,877           130,416
                                                   ---------         ---------

         Total current assets                     $1,346,532        $  763,612

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                   1,058,322         1,071,849
                                                   ---------         ---------

                                                  $2,404,854        $1,835,461
                                                   =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                               ($    4,259)      ($   53,429)
   Limited Partners, issued and
     outstanding, 169,637 Units                    2,409,113         1,888,890
                                                   ---------         ---------

         Total Partners' capital                  $2,404,854        $1,835,461
                                                   =========         =========











              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003

                                      2005           2004             2003
                                   ----------     ----------       ----------
REVENUES:
   Net Profits                     $3,059,312     $2,186,949       $1,993,107
   Interest income                     13,401          4,406            3,060
   Gain on sale of
      Net Profits Interests               440         22,514           55,610
   Other income                          -             4,376             -
                                    ---------      ---------        ---------

                                   $3,073,153     $2,218,245       $2,051,777

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $  118,326     $  204,906       $  121,245
   General and administrative         215,347        209,719          211,602
                                    ---------      ---------        ---------
                                   $  333,673     $  414,625       $  332,847
                                    ---------      ---------        ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $2,739,480     $1,803,620       $1,718,930

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -              -               4,070
                                    ---------      ---------        ---------
NET INCOME                         $2,739,480     $1,803,620       $1,723,000
                                    =========      =========        =========
GENERAL PARTNER -
   NET INCOME                      $  283,257     $  196,130       $  182,540
                                    =========      =========        =========
LIMITED PARTNERS -
   NET INCOME                      $2,456,223     $1,607,490       $1,540,460
                                    =========      =========        =========
NET INCOME
   per Unit                        $    14.48     $     9.48       $     9.08
                                    =========      =========        =========
UNITS OUTSTANDING                     169,637        169,637          169,637
                                    =========      =========        =========





              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2005, 2004, and 2003


                                Limited            General
                                Partners           Partner            Total
                              ------------        ----------      ------------

Balance, Dec. 31, 2002         $1,940,940         ($ 51,594)       $1,889,346
   Net income                   1,540,460           182,540         1,723,000
   Cash distributions         ( 1,463,000)        ( 177,966)      ( 1,640,966)
                                ---------           -------         ---------

Balance, Dec. 31, 2003         $2,018,400         ($ 47,020)       $1,971,380
   Net income                   1,607,490           196,130         1,803,620
   Cash distributions         ( 1,737,000)        ( 202,539)      ( 1,939,539)
                                ---------           -------         ---------

Balance, Dec. 31, 2004         $1,888,890         ($ 53,429)       $1,835,461
   Net income                   2,456,223           283,257         2,739,480
   Cash distributions         ( 1,936,000)        ( 234,087)      ( 2,170,087)
                                ---------           -------         ---------

Balance, Dec. 31, 2005         $2,409,113         ($  4,259)       $2,404,854
                                =========           =======         =========






















              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                         2005            2004           2003
                                     ------------    ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $2,739,480      $1,803,620     $1,723,000
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -               -       (     4,070)
      Depletion of Net
         Profits Interests               118,326         204,906        121,245
      Gain on sale of
         Net Profits Interests       (       440)    (    22,514)   (    55,610)
      Settlement of asset
         retirement obligation       (       622)           -              -
      Net change in accounts
         receivable / accounts
         payable - Net Profits       (   406,835)         52,782    (     9,446)
                                       ---------       ---------      ---------

   Net cash provided by
      operating activities            $2,449,909      $2,038,794     $1,775,119
                                       ---------       ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   27,363)    ($   68,952)   ($   43,489)
   Proceeds from sale of
      Net Profits Interests                 -             21,366         57,301
                                       ---------       ---------      ---------

   Net cash provided (used)
      by investing activities        ($   27,363)    ($   47,586)    $   13,812
                                       ---------       ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($2,170,087)    ($1,939,539)   ($1,640,966)
                                       ---------       ---------      ---------

   Net cash used by financing
      activities                     ($2,170,087)    ($1,939,539)   ($1,640,966)
                                       ---------       ---------      ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $  252,459      $   51,669     $  147,965

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                633,196         581,527        433,562
                                       ---------       ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    $  885,655      $  633,196     $  581,527
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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 29, 2006

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 2005 and 2004


                                     ASSETS
                                     ------
                                                    2005              2004
                                                ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $  599,645        $  510,213
   Accounts receivable:
      Net Profits                                   304,105           281,672
                                                  ---------         ---------

         Total current assets                    $  903,750        $  791,885

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                    401,259           394,957
                                                  ---------         ---------

                                                 $1,305,009        $1,186,842
                                                  =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   43,366)      ($   57,646)
   Limited Partners, issued and
     outstanding, 126,306 Units                   1,348,375         1,244,488
                                                  ---------         ---------

         Total Partners' capital                 $1,305,009        $1,186,842
                                                  =========         =========












              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003

                                      2005           2004            2003
                                   ----------     ----------     ------------
REVENUES:
   Net Profits                     $1,827,833     $1,667,188      $1,573,059
   Interest income                      9,403          3,147           2,788
   Gain on sale of
      Net Profits Interests              -               962            -
                                    ---------      ---------       ---------
                                   $1,837,236     $1,671,297      $1,575,847

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $   83,298     $   78,779      $   92,194
   General and administrative         167,890        161,110         160,974
                                    ---------      ---------       ---------
                                   $  251,188     $  239,889      $  253,168
                                    ---------      ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $1,586,048     $1,431,408      $1,322,679

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -              -        (       439)
                                    ---------      ---------       ---------

NET INCOME                         $1,586,048     $1,431,408      $1,322,240
                                    =========      =========       =========
GENERAL PARTNER -
   NET INCOME                      $  165,161     $  149,916      $  140,282
                                    =========      =========       =========
LIMITED PARTNERS -
   NET INCOME                      $1,420,887     $1,281,492      $1,181,958
                                    =========      =========       =========
NET INCOME
   per Unit                        $    11.25     $    10.15      $     9.36
                                    =========      =========       =========
UNITS OUTSTANDING                     126,306        126,306         126,306
                                    =========      =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2005, 2004, and 2003


                             Limited            General
                             Partners           Partner            Total
                           ------------        ----------      ------------

Balance, Dec. 31, 2002      $1,234,038         ($ 57,787)       $1,176,251
   Net income                1,181,958           140,282         1,322,240
   Cash distributions      ( 1,273,000)        ( 148,728)      ( 1,421,728)
                             ---------           -------         ---------

Balance, Dec. 31, 2003      $1,142,996         ($ 66,233)       $1,076,763
   Net income                1,281,492           149,916         1,431,408
   Cash distributions      ( 1,180,000)        ( 141,329)      ( 1,321,329)
                             ---------           -------         ---------

Balance, Dec. 31, 2004      $1,244,488         ($ 57,646)       $1,186,842
   Net income                1,420,887           165,161         1,586,048
   Cash distributions      ( 1,317,000)        ( 150,881)      ( 1,467,881)
                             ---------           -------         ---------

Balance, Dec. 31, 2005      $1,348,375         ($ 43,366)       $1,305,009
                             =========           =======         =========






















              The accompanying notes are an integral part of these
                         combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                        2005            2004           2003
                                    ------------    ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,586,048      $1,431,408     $1,322,240
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          -               -               439
      Depletion of Net
        Profits Interests                83,298          78,779         92,194
      Gain on sale of Net
         Profits Interests                 -        (       962)          -
      Settlement of asset
         retirement obligation             -        (        77)          -
      Decrease in accounts
         receivable - related
         party                             -               -                 5
      Net changes in accounts
         receivable / accounts
         payable - Net Profits      (   103,529)    (    46,036)        79,535
                                      ---------       ---------      ---------

   Net cash provided by
     operating activities            $1,565,817      $1,463,112     $1,494,413
                                      ---------       ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($    8,504)    ($   31,868)   ($   24,938)
   Proceeds from sale of
      Net Profits Interests                -                434            938
                                      ---------       ---------      ---------

   Net cash used by
      investing activities          ($    8,504)    ($   31,434)   ($   24,000)
                                      ---------       ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($1,467,881)    ($1,321,329)   ($1,421,728)
                                      ---------       ---------      ---------
   Net cash used by financing
      activities                    ($1,467,881)    ($1,321,329)   ($1,421,728)
                                      ---------       ---------      ---------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                  $   89,432      $  110,349     $   48,685

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               510,213         399,864        351,179
                                      ---------       ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $  599,645      $  510,213     $  399,864
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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 29, 2006

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 2005 and 2004

                                     ASSETS
                                     ------
                                                     2005              2004
                                                 ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $  479,513        $  393,840
   Accounts receivable:
      Net Profits                                     76,668            37,416
                                                   ---------         ---------

         Total current assets                     $  556,181        $  431,256

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                     639,293           600,879
                                                   ---------         ---------

                                                  $1,195,474        $1,032,135
                                                   =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------


PARTNERS' CAPITAL (DEFICIT):
   General Partner                               ($   33,844)      ($   48,512)
   Limited Partners, issued and
     outstanding, 118,449 Units                    1,229,318         1,080,647
                                                   ---------         ---------

         Total Partners' capital                  $1,195,474        $1,032,135
                                                   =========         =========












              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Operations
              For the Years Ended December 31, 2005, 2004, and 2003

                                        2005           2004            2003
                                     ----------    ------------     ----------
REVENUES:
   Net Profits                       $1,591,572     $1,246,990      $1,280,650
   Interest income                        8,691          2,632           2,365
   Loss on sale of Net
      Profits Interests                    -       (       749)           -
   Other income                           2,136           -               -
                                      ---------      ---------       ---------
                                     $1,602,399     $1,248,873      $1,283,015

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests              $  107,072     $   94,961      $   79,637
   General and administrative           159,284        152,465         152,225
                                      ---------      ---------       ---------
                                     $  266,356     $  247,426      $  231,862
                                      ---------      ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE              $1,336,043     $1,001,447      $1,051,153

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                             -              -              2,785
                                      ---------      ---------       ---------

NET INCOME                           $1,336,043     $1,001,447      $1,053,938
                                      =========      =========       =========
GENERAL PARTNER -
   NET INCOME                        $  142,372     $  108,428      $   78,297
                                      =========      =========       =========
LIMITED PARTNERS -
   NET INCOME                        $1,193,671     $  893,019      $  975,641
                                      =========      =========       =========
NET INCOME
   per Unit                          $    10.08     $     7.54      $     8.24
                                      =========      =========       =========
UNITS OUTSTANDING                       118,449        118,449         118,449
                                      =========      =========       =========



              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2005, 2004, and 2003


                              Limited            General
                              Partners           Partner            Total
                            ------------        ----------      ------------

Balance, Dec. 31, 2002       $1,000,987         ($ 70,113)       $  930,874
   Net income                   975,641            78,297         1,053,938
   Cash distributions       (   967,000)        (  67,851)      ( 1,034,851)
                              ---------           -------         ---------

Balance, Dec. 31, 2003       $1,009,628         ($ 59,667)       $  949,961
   Net income                   893,019           108,428         1,001,447
   Cash distributions       (   822,000)        (  97,273)      (   919,273)
                              ---------           -------         ---------

Balance, Dec. 31, 2004       $1,080,647         ($ 48,512)       $1,032,135
   Net income                 1,193,671           142,372         1,336,043
   Cash distributions       ( 1,045,000)        ( 127,704)      ( 1,172,704)
                              ---------           -------         ---------

Balance, Dec. 31, 2005       $1,229,318         ($ 33,844)       $1,195,474
                              =========           =======         =========























              The accompanying notes are an integral part of these
                         combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                      2005           2004            2003
                                  ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $1,336,043     $1,001,447      $1,053,938
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                        -              -        (     2,785)
      Depletion of Net
         Profits Interests            107,072         94,961          79,637
      Loss on sale of Net
         Profits Interests               -               749            -
      Settlement of asset
         retirement obligation           -       (       104)           -
      Net change in accounts
         receivable / accounts
         payable - Net Profits    (   116,235)   (    62,284)    (     3,357)
                                    ---------      ---------       ---------

   Net cash provided by
     operating activities          $1,326,880     $1,034,769      $1,127,433
                                    ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($   68,503)   ($   59,150)    ($   16,739)
   Proceeds from sale of
      Net Profits Interests              -              -              8,657
                                    ---------      ---------       ---------
   Net cash used by
      investing activities        ($   68,503)   ($   59,150)    ($    8,082)
                                    ---------      ---------       ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,172,704)   ($  919,273)    ($1,034,851)
                                    ---------      ---------       ---------
   Net cash used by financing
      activities                  ($1,172,704)   ($  919,273)    ($1,034,851)
                                    ---------      ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS            $   85,673     $   56,346      $   84,500

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             393,840        337,494         252,994
                                    ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                 $  479,513     $  393,840      $  337,494
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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation", effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 29, 2006

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 2005 and 2004

                                     ASSETS
                                     ------
                                                  2005              2004
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  770,659        $  469,272
                                                ---------         ---------

         Total current assets                  $  770,659        $  469,272

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,292,562         1,171,095
                                                ---------         ---------

                                               $2,063,221        $1,640,367
                                                =========         =========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $   36,095        $   26,403
                                                ---------         ---------
         Total current liabilities             $   36,095        $   26,403

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   17,913)      ($   52,148)
   Limited Partners, issued and
     outstanding, 143,041 Units                 2,045,039         1,666,112
                                                ---------         ---------

         Total Partners' capital               $2,027,126        $1,613,964
                                                =========         =========

                                               $2,063,221        $1,640,367
                                                =========         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       Combined Statements of Operations
             For the Years Ended December 31, 2005, 2004, and 2003

                                   2005             2004              2003
                                ----------      ------------       ----------
REVENUES:
   Net Profits                  $2,610,337       $1,864,246        $2,347,266
   Interest income                  11,284            3,941             3,518
   Loss on sale of Net
      Profits Interests               -         (       256)             -
   Other income                        733             -                 -
                                 ---------        ---------         ---------

                                $2,622,354       $1,867,931        $2,350,784

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests         $  297,704       $  121,279        $  143,634
   General and administrative      186,214          179,519           179,618
                                 ---------        ---------         ---------
                                $  483,918       $  300,798        $  323,252
                                 ---------        ---------         ---------

INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                       $2,138,436       $1,567,133        $2,027,532

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)            -                -                1,477
                                 ---------        ---------         ---------

NET INCOME                      $2,138,436       $1,567,133        $2,029,009
                                 =========        =========         =========
GENERAL PARTNER -
   NET INCOME                   $  239,509       $  167,234        $  215,343
                                 =========        =========         =========
LIMITED PARTNERS -
   NET INCOME                   $1,898,927       $1,399,899        $1,813,666
                                 =========        =========         =========
NET INCOME
   per Unit                     $    13.28       $     9.79        $    12.68
                                 =========        =========         =========
UNITS OUTSTANDING                  143,041          143,041           143,041
                                 =========        =========         =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2005, 2004, and 2003


                             Limited          General
                             Partners         Partner            Total
                           ------------      ----------      ------------

Balance, Dec. 31, 2002      $1,728,547       ($ 67,729)       $1,660,818
   Net income                1,813,666         215,343         2,029,009
   Cash distributions      ( 1,689,000)      ( 208,558)      ( 1,897,558)
                             ---------         -------         ---------

Balance, Dec. 31, 2003      $1,853,213       ($ 60,944)       $1,792,269
   Net income                1,399,899         167,234         1,567,133
   Cash distributions      ( 1,587,000)      ( 158,438)      ( 1,745,438)
                             ---------         -------         ---------

Balance, Dec. 31, 2004      $1,666,112       ($ 52,148)       $1,613,964
   Net income                1,898,927         239,509         2,138,436
   Cash distributions      ( 1,520,000)      ( 205,274)      ( 1,725,274)
                             ---------         -------         ---------

Balance, Dec. 31, 2005      $2,045,039       ($ 17,913)       $2,027,126
                             =========         =======         =========





















              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                      2005             2004            2003
                                  ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $2,138,436       $1,567,133      $2,029,009
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of
         change in accounting
         for asset retirement
         obligations (Note 1)            -                -        (     1,477)
      Depletion of Net
        Profits Interests             297,704          121,279         143,634
      Loss on sale of Net
        Profits Interests                -                 256            -
      Settlement of asset
        retirement obligation     (       382)     (       388)           -
      Net change in accounts
        receivable / accounts
        payable - Net Profits     (   279,798)     (    19,939)    (    20,933)
                                    ---------        ---------       ---------

   Net cash provided by
      operating activities         $2,155,960       $1,668,341      $2,150,233
                                    ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  129,299)     ($   21,366)    ($    7,948)
   Proceeds from sale of
      Net Profits Interests              -                -              5,212
                                    ---------        ---------       ---------

   Net cash used by
      investing activities        ($  129,299)     ($   21,366)    ($    2,736)
                                    ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($1,725,274)     ($1,745,438)    ($1,897,558)
                                    ---------        ---------       ---------
   Net cash used by financing
      activities                  ($1,725,274)     ($1,745,438)    ($1,897,558)
                                    ---------        ---------       ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       $  301,387      ($   98,463)     $  249,939

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             469,272          567,735         317,796
                                    ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $  770,659       $  469,272      $  567,735
                                    =========        =========       =========







































              The accompanying notes are an integral part of these
                         combined financial statements.

                    GEODYNE INSTITUTIONAL/PENSION PROGRAM
                  Notes to the Combined Financial Statements
            For the Periods Ended December 31, 2005, 2004, and 2003


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

      The Partnerships' original termination date under their partnership agreements was December 31, 2005. The General Partner may extend the terms of the Partnerships for up to five two-year extension periods. The General Partner has extended the terms of the Partnerships for their first two-year period to December 31, 2007. The General Partner has not determined whether it will further extend the terms of any Partnership.

      For purposes of these financial statements, the Partnerships and NPI Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General
Partner". An affiliate of the General Partner owned the following Units at December 31, 2005:

                                                 Percent of
                                 Number of       Outstanding
            Partnership         Units Owned         Units
            -----------        -----------       -----------

                 P-1              31,873            29.5%
                 P-3              71,177            42.0%
                 P-4              34,971            27.7%
                 P-5              30,375            25.6%
                 P-6              21,675            15.2%

      The Partnerships' sole business is owning Net Profits Interests. Substantially all of the gas production attributable to the Partnerships' Net Profits Interests is being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.

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

      After payout, operations and revenues for the Partnerships are allocated using the 10%/90% after payout percentages set forth in Footnote 3 to the table above. The Partnerships achieved payout during the following periods:

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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate, which includes accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2005, 2004, and 2003 were as follows:

                  Partnership       2005         2004        2003
                  -----------       -----        -----       -----

                      P-1           $1.36        $1.10       $1.21
                      P-3            1.40         2.28        1.28
                      P-4            1.70         1.37        1.43
                      P-5            2.30         1.83        1.36
                      P-6            3.72         1.47        1.28

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties at the field level. If the unamortized costs of a Net Profits Interest within a field exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. No non-cash charges against earnings (impairment provisions) were recorded by the Partnerships during the three years ended December 31, 2005.

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


      Asset Retirement Obligation

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. On January 1, 2003, the Partnerships adopted FAS No. 143, "Accounting for Asset Retirement Obligations" and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principal, and an asset retirement obligation. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For 2005, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $17,000, $25,000, $38,000, $30,000, and $95,000, respectively, of an increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the years ended December 31, 2005 and 2004 are as shown below.

                                 P-1 Partnership
                                 ---------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 58,753          $ 56,388
Additions                                       803                27
Revisions                                    54,482              -
Settlements and Disposals                 (   1,250)        (     238)
Accretion Expense                             5,692             2,576
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $118,480          $ 58,753
                                            =======           =======


                                 P-3 Partnership
                                 ---------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 99,718          $ 95,666
Additions                                     1,016                33
Revisions                                    76,321              -
Settlements and Disposals                 (   1,574)        (     300)
Accretion Expense                             8,731             4,319
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $184,212          $ 99,718
                                            =======           =======


                                 P-4 Partnership
                                 ---------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 56,920          $ 56,632
Revisions                                    75,529               440
Settlements and Disposals                      -            (   2,277)
Accretion Expense                             6,265             2,125
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $138,714          $ 56,920
                                            =======           =======

                                 P-5 Partnership
                                 ---------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 76,681          $ 72,299
Additions                                     1,477             1,608
Revisions                                    58,400              -
Settlements and Disposals                      -            (     104)
Accretion Expense                             6,241             2,878
                                            -------          --------
Total Asset Retirement
   Obligation, December 31                 $142,799          $ 76,681
                                            =======           =======


                                 P-6 Partnership
                                 ---------------

                                             2005              2004
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $208,086          $206,661
Additions                                       573               954
Revisions                                   192,567              -
Settlements and Disposals                 (   5,636)        (   6,956)
Accretion Expense                            17,855             7,427
                                            -------          --------
Total Asset Retirement
   Obligation, December 31                 $413,445          $208,086
                                            =======           =======


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2005, 2004, and 2003:

            Partnership         2005        2004        2003
            -----------       --------    --------    --------

                 P-1          $113,760    $113,760    $113,760
                 P-3           178,560     178,560     178,560
                 P-4           132,960     132,960     132,960
                 P-5           124,680     124,680     124,680
                 P-6           150,564     150,564     150,564

      Affiliates of the Partnerships operate certain of the properties in which the Partnerships own a Net Profits Interest and their policy is to bill the owners of the working interests of such properties for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to each of the Partnership's Net Profits Interest during the years ended December 31, 2005, 2004, and 2003:

                                                          Percentage
                                                -----------------------------
Partnership              Purchaser               2005        2004       2003
-----------       ------------------------       -----       -----      -----

    P-1           Duke Energy Field
                    Services, Inc.
                    ("Duke")                     10.7%       11.5%        -
                  Cinergy Marketing
                    ("Cinergy")                    -         13.2%      14.3%
                  Chevron U.S.A., Inc.             -         11.3%        -

    P-3           Duke                           13.9%       14.9%        -
                  Cinergy                          -         12.0%      13.2%

    P-4           ConocoPhillips Company         27.8%         -          -
                  Gulfterra Central
                    Point Alloc.                 21.8%       11.4%        -
                  Enogex Services
                    Corporation ("Enogex")       10.1%         -          -
                  Eaglwing Trading, Inc.           -         25.3%      25.9%
                  Valero Industrial
                    Gas LP                         -           -        22.8%

    P-5           ONEOK Texas Energy
                    Resources ("ONEOK")          21.0%       14.6%      14.4%
                  Enogex                         18.2%       20.2%      18.3%
                  Cinergy                        11.7%       16.1%      27.0%
                  Duke                           10.3%       11.5%      13.6%

    P-6           Duke                           19.8%       23.1%      22.9%
                  Kinder Morgan, Inc.            17.1%       19.5%      18.0%
                  ONEOK                          13.3%       11.1%        -
                  Cinergy                          -           -        15.2%

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


      Capitalized Costs

      Capitalized costs and accumulated depletion at December 31, 2005 and 2004 were as follows:



                                P-1 Partnership
                                ---------------

                                              2005               2004
                                          -------------     -------------
Net Profits Interests in proved
  oil and gas properties                   $ 6,474,014       $ 6,539,536

Less accumulated depletion
  and valuation allowance                 (  5,783,982)     (  5,846,408)
                                            ----------        ----------
  Net Profits Interests, net               $   690,032       $   693,128
                                            ==========        ==========

                                P-3 Partnership
                                ---------------

                                              2005               2004
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 9,889,591       $ 9,964,344

Less accumulated depletion
   and valuation allowance                (  8,831,269)     (  8,892,495)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,058,322       $ 1,071,849
                                            ==========        ==========


                                P-4 Partnership
                                ---------------

                                              2005               2004
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 8,134,269       $ 8,050,934

Less accumulated depletion
   and valuation allowance                (  7,733,010)     (  7,655,977)
                                            ----------        ----------
   Net Profits Interests, net              $   401,259       $   394,957
                                            ==========        ==========


                                P-5 Partnership
                                ---------------

                                              2005               2004
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 9,156,799       $ 9,509,448

Less accumulated depletion
   and valuation allowance                (  8,517,506)     (  8,908,569)
                                            ----------        ----------
   Net Profits Interest, net               $   639,293       $   600,879
                                            ==========        ==========

                                P-6 Partnership
                                ---------------

                                               2005               2004
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $11,605,260       $11,329,527

Less accumulated depletion
   and valuation allowance                ( 10,312,698)     ( 10,158,432)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,292,562       $ 1,171,095
                                            ==========        ==========


      Costs Incurred

      No property acquisition or exploration costs were incurred by the Partnerships during the three years ended December 31, 2005. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2005, 2004, and 2003. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships.

      Partnership                   2005(1)       2004      2003(2)
      -----------                  --------     -------     -------

           P-1                     $ 15,825     $25,183     $26,919
           P-3                       19,244      80,861      43,489
           P-4                        7,805      36,380      24,938
           P-5                       79,369      75,826      16,739
           P-6                      213,430      26,625       7,948

      ---------------
(1) Excludes the estimated asset retirement costs for the P-1, P-3, P-4, P-5, and P-6 Partnerships of approximately $54,000, $76,000, $76,000, $58,000, and $193,000, respectively, recorded as a revision in FAS No. 143 during 2005 due to an increase in both the labor and rig costs associated with plugging wells.
(2) Excludes the estimated asset retirement costs for the P-1, P-3, P-4, P-5, and P-6 Partnerships of approximately $32,000, $56,000, $37,000, $44,000, and $149,000, respectively, recorded as part of the FAS No. 143 implementation.


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


                                P-1 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 2002               160,338     1,732,980
  Production                                    ( 18,624)   (  284,754)
  Sale of minerals in place                     (  1,899)   (   35,150)
  Extensions and discoveries                       2,324         2,792
  Revision of previous estimates                  66,134       850,842
                                                 -------     ---------

Proved reserves, December 31, 2003               208,273     2,266,710
  Production                                    ( 19,377)   (  251,793)
  Sale of minerals in place                     (     30)         -
  Extensions and discoveries                       4,643         8,281
  Revision of previous estimates                  50,473       268,536
                                                 -------     ---------

Proved reserves, December 31, 2004               243,982     2,291,734
  Production                                    ( 18,636)   (  238,409)
  Extensions and discoveries                       3,587        23,270
  Revision of previous estimates                  11,561       115,623
                                                 -------     ---------

Proved reserves, December 31, 2005               240,494     2,192,218
                                                 =======     =========

PROVED DEVELOPED RESERVES:
      December 31, 2003                          208,273     2,266,710
                                                 =======     =========
      December 31, 2004                          243,982     2,291,734
                                                 =======     =========
      December 31, 2005                          240,494     2,192,218
                                                 =======     =========

                                P-3 Partnership
                                ---------------

                                                 Crude        Natural
                                                  Oil           Gas
                                              (Barrels)        (Mcf)
                                              ---------     -----------


Proved reserves, December 31, 2002             216,687       2,901,481
  Production                                  ( 23,935)     (  425,803)
  Sale of minerals in place                   (  2,398)     (   44,904)
  Extensions and discoveries                     4,154           5,815
  Revision of previous estimates                81,987       1,282,716
                                               -------       ---------

Proved reserves, December 31, 2003             276,495       3,719,305
  Production                                  ( 24,925)     (  389,500)
  Sale of minerals in place                   (     57)           -
  Extensions and discoveries                     5,755           9,293
  Revision of previous estimates                63,097         271,011
                                               -------       ---------

Proved reserves, December 31, 2004             320,365       3,610,109
  Production                                  ( 24,032)     (  364,449)
  Extensions and discoveries                     4,517          30,141
  Revision of previous estimates                15,630         174,416
                                               -------       ---------

Proved reserves, December 31, 2005             316,480       3,450,217
                                               =======       =========
PROVED DEVELOPED RESERVES:
      December 31, 2003                        276,495       3,719,305
                                               =======       =========
      December 31, 2004                        320,365       3,610,109
                                               =======       =========
      December 31, 2005                        316,480       3,450,217
                                               =======       =========

                                P-4 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 2002                29,515     2,008,648
  Production                                     (21,439)   (  258,598)
  Extensions and discoveries                          19         3,707
  Revision of previous estimates                  57,895       344,786
                                                  ------     ---------

Proved reserves, December 31, 2003                65,990     2,098,543
  Production                                     (17,687)   (  238,451)
  Sale of minerals in place                      (    52)         -
  Extensions and discoveries                         485         1,456
  Revision of previous estimates                  10,920       107,620
                                                   ------     ---------

Proved reserves, December 31, 2004                59,656     1,969,168
  Production                                     (15,739)   (  200,087)
  Extensions and discoveries                         173         5,745
  Revision of previous estimates                   3,417        50,942
                                                  ------     ---------

Proved reserves, December 31, 2005                47,507     1,825,768
                                                  ======     =========

PROVED DEVELOPED RESERVES:
      December 31, 2003                           63,561     2,074,944
                                                  ======     =========
      December 31, 2004                           57,343     1,945,771
                                                  ======     =========
      December 31, 2005                           47,507     1,825,768
                                                  ======     =========

                                P-5 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 2002                44,787     2,206,895
  Production                                     ( 6,364)   (  313,632)
  Sale of minerals in place                         -       (        1)
  Revision of previous estimates                   9,047       453,379
                                                  ------     ---------

Proved reserves, December 31, 2003                47,470     2,346,641
  Production                                     ( 4,603)   (  282,972)
  Sale of minerals in place                      (     5)         -
  Extensions and discoveries                           2        31,722
  Revision of previous estimates                 ( 4,707)       35,222
                                                  ------     ---------

Proved reserves, December 31, 2004                38,157     2,130,613
  Production                                     ( 4,682)   (  251,079)
  Extensions and discoveries                         576       122,077
  Revision of previous estimates                   6,079       199,888
                                                  ------     ---------

Proved reserves, December 31, 2005                40,130     2,201,499
                                                  ======     =========
PROVED DEVELOPED RESERVES:
  December 31, 2003                               47,470     2,346,641
                                                  ======     =========
  December 31, 2004                               38,157     2,130,613
                                                  ======     =========
  December 31, 2005                               40,130     2,201,499
                                                  ======     =========

                                P-6 Partnership
                                ---------------

                                                  Crude       Natural
                                                   Oil          Gas
                                                (Barrels)      (Mcf)
                                                ---------   -----------

Proved reserves, December 31, 2002               114,215     3,923,928
  Production                                    ( 15,939)   (  577,123)
  Revision of previous estimates                  27,563       763,881
                                                 -------     ---------

Proved reserves, December 31, 2003               125,839     4,110,686
  Production                                    (  7,824)   (  446,505)
  Extensions and discoveries                           2        10,991
  Revision of previous estimates                   6,877       265,162
                                                 -------     ---------

Proved reserves, December 31, 2004               124,894     3,940,334
  Production                                    ( 10,881)   (  414,544)
  Extensions and discoveries                         587        87,658
  Revision of previous estimates                  11,515    (  283,141)
                                                 -------     ---------

Proved reserves, December 31, 2005               126,115     3,330,307
                                                 =======     =========
PROVED DEVELOPED RESERVES:
  December 31, 2003                              125,839     4,110,686
                                                 =======     =========
  December 31, 2004                              124,894     3,940,334
                                                 =======     =========
  December 31, 2005                              126,115     3,330,307
                                                 =======     =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2005 and 2004 are as follows:

                                 P-1 Partnership
                                 ---------------


                                            2005
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $551,012    $441,343     $627,748    $497,816
Gross Profit(1)          535,584     423,554      602,207     477,081
Net Income               483,772     392,728      571,508     442,390
Limited Partners'
   Net Income
   Per Unit                 4.02        3.25         4.74        3.67

                                            2004
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $419,312    $403,648     $392,532    $289,232
Gross Profit(1)          400,614     390,433      371,996     273,982
Net Income               364,183     345,236      341,352     244,121
Limited Partners'
   Net Income
   Per Unit                 3.02        2.87         2.83        2.03


-----------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-3 Partnership
                                 ---------------

                                            2005
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $789,816    $640,837     $894,871    $747,629
Gross Profit(1)          761,590     617,515      851,357     724,365
Net Income               692,775     569,872      803,924     672,909
Limited Partners'
   Net Income
   Per Unit                 3.66        3.01         4.25        3.56

                                            2004
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $622,810    $581,919     $568,032    $445,484
Gross Profit(1)          593,416     562,711      468,521     388,691
Net Income               539,621     500,379      421,230     342,390
Limited Partners'
   Net Income
   Per Unit                 2.85        2.65         2.19        1.79



------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-4 Partnership
                                 ---------------

                                             2005
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $347,486    $447,651     $461,585    $580,514
Gross Profit(1)          335,736     436,636      432,728     548,838
Net Income               278,890     400,829      397,149     509,180
Limited Partners'
   Net Income
   Per Unit                 1.98        2.85         2.81        3.61

                                            2004
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $401,670    $439,393     $416,322    $413,912
Gross Profit(1)          367,468     414,383      403,705     406,962
Net Income               326,828     364,113      368,236     372,231
Limited Partners'
   Net Income
   Per Unit                 2.30        2.58         2.62        2.65



---------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-5 Partnership
                                 ---------------

                                            2005
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $379,722    $416,648     $443,601    $362,428
Gross Profit(1)          349,721     407,462      405,334     332,810
Net Income               295,044     373,802      371,903     295,294
Limited Partners'
   Net Income
   Per Unit                 2.22        2.84         2.80        2.22


                                             2004
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $315,510    $363,670     $263,101    $306,592
Gross Profit(1)          285,130     340,503      253,326     274,953
Net Income               246,704     292,420      220,002     242,321
Limited Partners'
   Net Income
   Per Unit                 1.85        2.21         1.66        1.82





------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                                 P-6 Partnership
                                 ---------------

                                             2005
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $591,535    $672,588     $655,067    $703,164
Gross Profit(1)          562,582     620,936      527,511     613,621
Net Income               501,114     580,559      487,354     569,409
Limited Partners'
   Net Income
   Per Unit                 3.14        3.62         2.99        3.53

                                             2004
                        ---------------------------------------------
                          First      Second        Third      Fourth
                         Quarter     Quarter      Quarter     Quarter
                        --------    --------     --------    --------

Total Revenues          $539,568    $541,823     $337,091    $449,449
Gross Profit(1)          503,481     505,438      314,188     423,545
Net Income               458,121     450,510      274,155     384,347
Limited Partners'
   Net Income
   Per Unit                 2.86        2.81         1.71        2.41





------------------------------
(1) Total revenues less depletion of Net Profits Interests.

                               INDEX TO EXHIBITS
                               -----------------
Exh.
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

*4.8     Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership dated October 27, 2005.

 4.9 Certificate of Limited Partnership dated February 13, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 Amended and Restated Agreement of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.11 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.12 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.13 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14    Third   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership    dated    August    31,    1995,    for    the    Geodyne
         Institutional/Pension Energy Income Limited Partnership P-

         3 filed as Exhibit 4.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Fourth Amendment to Amended and Restated Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-3 filed as Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.16    Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-3 dated October 27, 2005.

 4.17 Certificate of Limited Partnership dated May 10, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-4 filed as
         Exhibit 4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Amended and Restated Agreement of Limited Partnership dated November 20, 1989 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.19 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.20 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.21 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as
         Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Fourth Amendment to Amended and Restated Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-4 filed as Exhibit 4.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.24    Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-4 dated October 27, 2005.

 4.25 Certificate of Limited Partnership dated November 9, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 Amended and Restated Agreement of Limited Partnership dated February 26, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.27 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.30 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as
         Exhibit 4.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.31 Fourth Amendment to Amended and Restated Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.32    Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5 dated October 27, 2005.

 4.33 Certificate of Limited Partnership dated November 28, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Amended and Restated Agreement of Limited Partnership dated October 5, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 First Amendment to Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement of Limited Partnership dated February 24, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.36 Second Amendment to Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.37 Second Amendment to Amended and Restated Agreement of Limited Partnership dated August 4, 1993, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 Third Amendment to Amended and Restated Agreement of Limited Partnership dated August 31, 1995, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as
         Exhibit 4.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Fourth Amendment to Amended and Restated Agreement of Limited Partnership dated July 1, 1996, for the Geodyne Institutional/Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*4.40    Fifth   Amendment  to  Amended  and   Restated   Agreement  of  Limited
         Partnership for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6 dated October 27, 2005.

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

*10.4 Third Amendment to Amended and Restated Agreement of Partnership for the Geodyne NPI Partnership P-1 dated October 27, 2005.

 10.5 Agreement of Partnership dated February 9, 1989 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.6 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.7 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-3 filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.8 Third Amendment to Agreement of Partnership for the Geodyne NPI Partnership P-3 dated October 27, 2005.

 10.9 Agreement of Partnership dated April 24, 1989 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.11 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.12 Third Amendment to Agreement of Partnership for the Geodyne NPI Partnership P-4 dated October 27, 2005.

10.13 Agreement of Partnership dated October 27, 1989 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended

         December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

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

*10.16 Third Amendment to Agreement of Partnership for the Geodyne NPI Partnership P-5 dated October 27, 2005.

 10.17 Agreement of Partnership dated November 28, 1989 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.18 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.19 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

*10.20 Third Amendment to Agreement of Partnership for the Geodyne NPI Partnership P-6 dated October 27, 2005.

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