Form 10-Q
period 2006-03-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2006-05-12
CIK 850427, 854066, 860744, 863832, 869801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

                              Large accelerated filer
                  --------

                              Accelerated filer
                  --------

                      X       Non-accelerated filer
                  --------


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

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  572,200        $  595,286
   Accounts receivable:
      Net Profits                                289,490           320,323
                                              ----------        ----------
        Total current assets                  $  861,690        $  915,609

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 665,849           690,032
                                              ----------        ----------
                                              $1,527,539        $1,605,641
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   38,090)      ($   29,401)
   Limited Partners, issued and
      outstanding, 108,074 units               1,565,629         1,635,042
                                              ----------        ----------
        Total Partners' capital               $1,527,539        $1,605,641
                                              ==========        ==========














            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $514,222          $549,447
   Interest income                                 4,431             1,565
                                                --------          --------
                                                $518,653          $551,012

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 24,294          $ 15,428
   General and administrative
      (Note 2)                                    53,992            51,812
                                                --------          --------
                                                $ 78,286          $ 67,240
                                                --------          --------

NET INCOME                                      $440,367          $483,772
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 45,780          $ 49,609
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $394,587          $434,163
                                                ========          ========
NET INCOME per unit                             $   3.65          $   4.02
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========




















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                    2006           2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $440,367        $483,772
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   24,294          15,428
      Settlement of asset retirement
        obligation                               (     228)              -
      Net change in accounts receivable/
        accounts payable - Net Profits              34,683       ( 172,932)
                                                  --------        --------
Net cash provided by operating
   activities                                     $499,116        $326,268
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  3,733)      ($  6,827)
                                                  --------        --------
Net cash used by investing activities            ($  3,733)      ($  6,827)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($518,469)      ($340,971)
                                                  --------        --------
Net cash used by financing
   activities                                    ($518,469)      ($340,971)
                                                  --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($ 23,086)      ($ 21,530)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             595,286         448,368
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $572,200        $426,838
                                                  ========        ========









            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  870,266        $  885,655
   Accounts receivable:
      Net Profits                                382,078           460,877
                                              ----------        ----------
        Total current assets                  $1,252,344        $1,346,532

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,026,610         1,058,322
                                              ----------        ----------
                                              $2,278,954        $2,404,854
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   18,849)      ($    4,259)
   Limited Partners, issued and
      outstanding, 169,637 units               2,297,803         2,409,113
                                              ----------        ----------
        Total Partners' capital               $2,278,954        $2,404,854
                                              ==========        ==========




















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $737,065          $787,556
   Interest income                                 6,666             2,260
                                                --------          --------
                                                $743,731          $789,816

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 32,646          $ 28,226
   General and administrative
      (Note 2)                                    71,128            68,815
                                                --------          --------
                                                $103,774          $ 97,041
                                                --------          --------

NET INCOME                                      $639,957          $692,775
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 66,267          $ 71,592
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $573,690          $621,183
                                                ========          ========
NET INCOME per unit                             $   3.38          $   3.66
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========




















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $639,957        $692,775
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   32,646          28,226
      Gain on sale of Net Profits
        Interests                                (     285)              -
      Net change in accounts receivable/
        accounts payable - Net Profits              80,903       ( 245,536)
                                                  --------        --------
Net cash provided by operating
   activities                                     $753,221        $475,465
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  4,210)      ($ 13,002)
   Proceeds from the sale of Net
      Profits Interests                              1,457               -
                                                  --------        --------
Net cash used by investing
   activities                                    ($  2,753)      ($ 13,002)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($765,857)      ($467,890)
                                                  --------        --------
Net cash used by financing
   activities                                    ($765,857)      ($467,890)
                                                  --------        --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                              ($ 15,389)      ($  5,427)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             885,655         633,196
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $870,266        $627,769
                                                  ========        ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  585,862        $  599,645
   Accounts receivable:
      Net Profits                                184,645           304,105
                                              ----------        ----------
        Total current assets                  $  770,507        $  903,750

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 389,627           401,259
                                              ----------        ----------
                                              $1,160,134        $1,305,009
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   59,567)      ($   43,366)
   Limited Partners, issued and
      outstanding, 126,306 units               1,219,701         1,348,375
                                              ----------        ----------
        Total Partners' capital               $1,160,134        $1,305,009
                                              ==========        ==========




















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $436,842          $345,627
   Interest income                                 4,485             1,859
                                                --------          --------
                                                $441,327          $347,486

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 13,290          $ 11,750
   General and administrative
      (Note 2)                                    59,066            56,846
                                                --------          --------
                                                $ 72,356          $ 68,596
                                                --------          --------

NET INCOME                                      $368,971          $278,890
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 37,645          $ 28,761
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $331,326          $250,129
                                                ========          ========
NET INCOME per unit                             $   2.62          $   1.98
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========




















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $368,971        $278,890
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   13,290          11,750
      Net change in accounts receivable/
        accounts payable - Net Profits             121,592          67,776
                                                  --------        --------
Net cash provided by operating
   activities                                     $503,853        $358,416
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  3,790)      ($  4,728)
                                                  --------        --------
Net cash used by investing
   activities                                    ($  3,790)      ($  4,728)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($513,846)      ($377,238)
                                                  --------        --------
Net cash used by financing
   activities                                    ($513,846)      ($377,238)
                                                  --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($ 13,783)      ($ 23,550)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             599,645         510,213
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $585,862        $486,663
                                                  ========        ========











            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  505,077        $  479,513
   Accounts receivable:
      Net Profits                                 47,696            76,668
                                              ----------        ----------
        Total current assets                  $  552,773        $  556,181

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 719,358           639,293
                                              ----------        ----------
                                              $1,272,131        $1,195,474
                                              ==========        ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   38,696)      ($   33,844)
   Limited Partners, issued and
      outstanding, 118,449 units               1,310,827         1,229,318
                                              ----------        ----------
        Total Partners' capital               $1,272,131        $1,195,474
                                              ==========        ==========




















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)



                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $501,489          $376,868
   Interest income                                 3,513             1,390
   Other income                                        -             1,464
                                                --------          --------
                                                $505,002          $379,722

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 25,406          $ 30,001
   General and administrative
      (Note 2)                                    56,880            54,677
                                                --------          --------
                                                $ 82,286          $ 84,678
                                                --------          --------

NET INCOME                                      $422,716          $295,044
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 44,207          $ 31,934
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $378,509          $263,110
                                                ========          ========
NET INCOME per unit                             $   3.20          $   2.22
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========


















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                     2006         2005
                                                  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $422,716     $295,044
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                    25,406       30,001
      Settlement of asset retirement
        obligation                                (      91)           -
      Net change in accounts receivable/
        accounts payable - Net Profits               23,542    (     176)
                                                   --------     --------
Net cash provided by operating
   activities                                      $471,573     $324,869
                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 99,950)   ($ 18,039)
                                                   --------     --------
Net cash used by investing
   activities                                     ($ 99,950)   ($ 18,039)
                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($346,059)   ($252,917)
                                                   --------     --------
Net cash used by financing
   activities                                     ($346,059)   ($252,917)
                                                   --------     --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                     $ 25,564     $ 53,913

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              479,513      393,840
                                                   --------     --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $505,077     $447,753
                                                   ========     ========






            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2006              2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  797,717       $  770,659
                                               ----------       ----------
        Total current assets                   $  797,717       $  770,659

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,350,201        1,292,562
                                               ----------       ----------
                                               $2,147,918       $2,063,221
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                              $  124,895       $   36,095
                                               ----------       ----------
        Total current liabilities              $  124,895       $   36,095



PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   37,474)     ($   17,913)
   Limited Partners, issued and
      outstanding, 143,041 units                2,060,497        2,045,039
                                               ----------       ----------
        Total Partners' capital                $2,023,023       $2,027,126
                                               ----------       ----------
                                               $2,147,918       $2,063,221
                                               ==========       ==========













            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                  2006              2005
                                                --------          --------

REVENUES:
   Net Profits                                  $677,274          $589,533
   Interest income                                 5,387             1,499
   Other income                                        -               503
                                                --------          --------
                                                $682,661          $591,535

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 68,813          $ 28,953
   General and administrative
      (Note 2)                                    63,723            61,468
                                                --------          --------
                                                $132,536          $ 90,421
                                                --------          --------

NET INCOME                                      $550,125          $501,114
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 60,667          $ 52,522
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $489,458          $448,592
                                                ========          ========
NET INCOME per unit                             $   3.42          $   3.14
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $550,125        $501,114
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   68,813          28,953
      Settlement of asset retirement
        obligation                               (     551)              -
      Net change in accounts receivable/
        accounts payable -  Net Profits            137,236           8,103
                                                  --------        --------
Net cash provided by operating
   activities                                     $755,623        $538,170
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($174,337)      ($  5,990)
                                                  --------        --------
Net cash used by investing
   activities                                    ($174,337)      ($  5,990)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($554,228)      ($306,089)
                                                  --------        --------
Net cash used by financing
   activities                                    ($554,228)      ($306,089)
                                                  --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 27,058        $226,091

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             770,659         469,272
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $797,717        $695,363
                                                  ========        ========







            The accompanying condensed notes are an integral part of
                      these combined financial statements.

        GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2006, combined statements of operations for the three months ended March 31, 2006 and 2005, and combined statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2006, the combined results of operations for the three months ended March 31, 2006 and 2005, and the combined cash flows for the three months ended March 31, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2006, the P-1, P-3, P-4, P-5, and P-6 Partnerships recognized approximately $3,000, $5,000, $4,000, $3,000, and $11,000 of an
      increase in depletion of Net Profits Interests, which was comprised of accretion of the asset retirement obligation and depletion of the increase in Net Profits Interests.

      The components of the change in asset retirement obligations for the three months ended March 31, 2006 and 2005 are as shown below.


                              P-1 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $118,480          $ 58,753
      Additions and revisions                          -               229
      Settlements and disposals                (     368)                -
      Accretion expense                            1,519               690
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $119,631          $ 59,672
                                                ========          ========


                              P-3 Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $184,212          $ 99,718
      Additions and revisions                          -               295
      Settlements and disposals                (     461)                -
      Accretion expense                            2,326             1,145
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $186,077          $101,158
                                                ========          ========

                              P-4 Partnership
                              ---------------

                                             Three Months       Three Months
                                                Ended              Ended
                                              3/31/2006          3/31/2005
                                             ------------       ------------

      Total Asset Retirement
         Obligation, January 1                  $138,714          $ 56,920
      Accretion expense                            1,682               574
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $140,396          $ 57,494
                                                ========          ========




                              P-5 Partnership
                              ---------------


                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $142,799          $ 76,681
      Additions and revisions                          -               911
      Settlements and disposals                (      91)                -
      Accretion expense                            1,673               788
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $144,381          $ 78,380
                                                ========          ========

                              P-6 Partnership
                              ---------------


                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2006         3/31/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $413,445          $208,086
      Additions and revisions                          -               318
      Settlements and disposals                (   5,470)                -
      Accretion expense                            4,703             1,924
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $412,678          $210,328
                                                ========          ========


2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:


                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
                P-1                 $25,552                  $28,440
                P-3                  26,488                   44,640
                P-4                  25,826                   33,240
                P-5                  25,710                   31,170
                P-6                  26,082                   37,641

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

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures by the owners of the Working Interests for new wells, well recompletions, or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2006, capital expenditures affecting the P-5 and P-6 Partnership's Net Profits Interests totaled $104,000 and $127,000, respectively. These costs were indirectly incurred primarily as a result of recompletion activities on the Sugg AA 3067 #1 well located in Irion County, Texas. Other capital expenditures incurred by the Partnerships during 2006 were not material to the Partnerships' cash flows.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships were scheduled to terminate on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two year extension period to December 31, 2007. As of the date of this Quarterly Report, the General Partner has not yet determined whether it will further extend the term of any Partnership.

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

                                P-1 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             240,494        2,192,218
         Production                             (  4,597)      (   57,726)
         Extensions and discoveries                  275              810
         Revisions of previous
            estimates                                805       (   32,892)
                                                 -------        ---------

      Proved reserves, March 31, 2006            236,977        2,102,410
                                                 =======        =========



                                P-3 Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             316,480        3,450,217
         Production                             (  5,837)      (   88,356)
         Extensions and discoveries                  347            1,918
         Revisions of previous
            estimates                                910       (   55,543)
                                                 -------        ---------

      Proved reserves, March 31, 2006            311,900        3,308,236
                                                 =======        =========


                                 P-4 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              47,507        1,825,768
         Production                              ( 3,257)      (   50,280)
         Extensions and discoveries                    2            1,658
         Revisions of previous
            estimates                            (   109)      (   26,595)
                                                  ------        ---------

      Proved reserves, March 31, 2006             44,143        1,750,551
                                                  ======        =========

                                 P-5 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005              40,130        2,201,499
         Production                              ( 1,359)      (   84,457)
         Extensions and discoveries                  780           64,003
         Revisions of previous
            estimates                                680       (   41,128)
                                                  ------        ---------

      Proved reserves, March 31, 2006             40,231        2,139,917
                                                  ======        =========


                                 P-6 Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             126,115        3,330,307
         Production                             (  2,365)      (  114,614)
         Extensions and discoveries                  822          226,495
         Revisions of previous
            estimates                           (    106)      (   25,518)
                                                 -------        ---------

      Proved reserves, March 31, 2006            124,466        3,416,670
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2006 and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2006 will actually be realized for such production.

                                       Net Present Value of Reserves
                                    -----------------------------------
     Partnership                      3/31/06                12/31/05
      -----------                   -----------             -----------
         P-1                        $10,403,645             $12,711,355
         P-3                         15,161,750              18,996,635
         P-4                          6,830,210               9,422,988
         P-5                          6,415,806               9,341,278
         P-6                         11,352,627              15,133,718

                                            Oil and Gas Prices
                                    -----------------------------------
        Pricing                       3/31/06                12/31/05
      -----------                   -----------             -----------
      Oil (Bbl)                     $     66.25             $     61.06
      Gas (Mcf)                            7.18                   10.08


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

          * Geophysical conditions which cause an acceleration of the decline in production;
          * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
          * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
          * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and

          *    Completion  of  enhanced   recovery   projects   which   increase
               production for the well.

      Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      P-1 PARTNERSHIP

           THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $514,222         $549,447
      Barrels produced                               4,597            4,945
      Mcf produced                                  57,726           66,143
      Average price/Bbl                           $  56.54         $  44.97
      Average price/Mcf                           $   6.37         $   6.05

      As shown in the table above, total Net Profits decreased $35,000 (6.4%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this decrease (i) $16,000 and $51,000, respectively, were related to decreases in volumes of oil and gas sold and
      (ii) $40,000 was related to an increase in production expenses. These decreases were partially offset by increases of $53,000 and $19,000, respectively, related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 348 barrels and 8,417 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

      The increase in production expenses was primarily due to (i) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005, (ii) an increase in saltwater disposal expense incurred on another significant well during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, and (iii) workover expenses incurred on several wells during the three months ended March 31, 2006. As of the date of this Quarterly Report, management anticipates that the saltwater disposal expenses on the well discussed above will remain at 2006 levels.

      Depletion of Net Profits Interests increased $9,000 (57.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to the abandonment of one significant well during the three months ended March 31, 2006 due to the lack of remaining reserves. This increase was also due to increases of (i) $2,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 due to accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense increased to 4.7% for the three months ended March 31, 2006 from 2.8% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,000 (4.2%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of Net Profits, these expenses increased to 10.5% for the three months ended March 31, 2006 from 9.4% for the three months ended March 31, 2005. This percentage increase was primarily due to
      (i) the decrease in Net Profits and (ii) the dollar increase in general and administrative expenses.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2006  were   $18,668,558   or  172.74%  of   Limited   Partners'   capital
      contributions.

      P-3 PARTNERSHIP

           THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $737,065         $787,556
      Barrels produced                               5,837            6,358
      Mcf produced                                  88,356          100,852
      Average price/Bbl                           $  57.08         $  45.49
      Average price/Mcf                           $   6.54         $   6.00

      As shown in the table above, total Net Profits decreased $50,000 (6.4%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this decrease (i) $23,000 and $75,000, respectively, were related to decreases in volumes of oil and gas sold and
      (ii) $67,000 was related to an increase in production expenses. These decreases were partially offset by increases of $68,000 and $47,000, respectively, related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 521 barrels and 12,496 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

      The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2006, (ii) the receipt of ad valorem tax credits on one significant well during the three months ended March 31, 2005, and (iii) an increase in saltwater disposal expense incurred on another significant well during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As of the date of this Quarterly Report, management anticipates that the saltwater disposal expenses on the well discussed above will remain at 2006 levels.

      Depletion of Net Profits Interests increased $4,000 (15.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) the abandonment of one significant well during the three months ended March 31, 2006 due to the lack of remaining reserves. This increase was also due to increases of (i) $2,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 due to accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense increased to 4.4% for the three months ended March 31, 2006 from 3.6% for the three months ended March 31, 2005. This percentage increase was primarily due to (i) the dollar increase in depletion of Net Profits Interests and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,000 (3.4%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of Net Profits, these expenses increased to 9.7% for the three months ended March 31, 2006 from 8.7% for the three months ended March 31, 2005. This percentage increase was primarily due to (i) the decrease in Net Profits and (ii) the dollar increase in general and administrative expenses.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2006  were   $26,175,401   or  154.30%  of   Limited   Partners'   capital
      contributions.

      P-4 PARTNERSHIP

           THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED March 31, 2005.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $436,842         $345,627
      Barrels produced                               3,257            3,857
      Mcf produced                                  50,280           56,407
      Average price/Bbl                           $  62.57         $  45.35
      Average price/Mcf                           $   7.09         $   6.14

      As shown in the table above, total Net Profits increased $91,000 (26.4%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $56,000 and $48,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $52,000 was related to a decrease in production expenses. These increases were partially offset by decreases of $27,000 and $38,000, respectively, related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 600 barrels and 6,127 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during late 2005 in order to perform a workover and (ii) normal declines in production. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production, and if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended March 31, 2005, and (iii) the shutting-in of two other significant wells during early 2005 in order to perform workovers. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in wells will return to production, and if returned to production, at what rate. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 2006.

      The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during the three months ended March 31, 2005, (ii) a positive prior period production tax adjustment made by the operator on one significant well during the three months ended March 31, 2005, and (iii) a decrease in saltwater disposal expenses incurred on several wells during the three months ended

      March 31, 2006 as compared to the three months ended March 31, 2005. As of the date of this Quarterly Report, management anticipates that the saltwater disposal expenses on these wells will remain at 2006 levels. These decreases were partially offset by (i) workover expenses incurred on another significant well during the three months ended March 31, 2006 and
      (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Depletion of Net Profits Interests increased $2,000 (13.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $3,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 was due to accretion of these additional asset retirement obligations. This increase was also due to one significant well being fully depleted during the three months ended March 31, 2006 due to the lack of remaining reserves. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 3.0% for the three months ended March 31, 2006 from 3.4% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,000 (3.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of Net Profits, these expenses decreased to 13.5% for the three months ended March 31, 2006 from 16.4% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2006  were   $20,674,945   or  163.69%  of   Limited   Partners'   capital
      contributions.

      P-5 PARTNERSHIP

           THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED March 31, 2005.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2006             2005
                                                  --------         --------
      Net Profits                                 $501,489         $376,868
      Barrels produced                               1,359            1,287
      Mcf produced                                  84,457           63,777
      Average price/Bbl                           $  61.04         $  45.88
      Average price/Mcf                           $   6.46         $   6.42

      As shown in the table above, total Net Profits increased $125,000 (33.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $3,000 and $133,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $21,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of $35,000 related to an increase in production expenses.

      Volumes of oil and gas sold increased 72 barrels and 20,680 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following the successful recompletion of that well during early 2006 and
      (ii) the successful completion of one new well during late 2005. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during 2005 and (ii) an increase in production on two significant wells following the successful recompletions of those wells during 2005 and early 2006. These increases were partially offset by normal declines in production.

      The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales,
      (ii) workover expenses incurred on several wells during the three months ended March 31, 2006, and (ii) repair and maintenance expenses incurred on several other wells during the three months ended March 31, 2006.

      Depletion of Net Profits Interests decreased $5,000 (15.3%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This decrease was primarily due to an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of two developmental wells. This decrease was partially offset by (i) an increase in depletable Net Profits Interests during the three months ended March 31, 2006 primarily due to the recompletion of one significant well, (ii) an increase of $2,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005, and (iii) an increase of $1,000 due to accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense decreased to 5.1% for the three months ended March 31, 2006 from 8.0% for the three months ended March 31, 2005. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $2,000 (4.0%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of Net Profits, these expenses decreased to 11.3% for the three months ended March 31, 2006 from 14.5% for the three months ended March 31, 2005. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2006  were   $14,554,759   or  122.88%  of   Limited   Partners'   capital
      contributions.

      P-6 PARTNERSHIP

           THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED March 31, 2005.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2006            2005
                                                 ----------      ----------
      Net Profits                                 $677,274        $589,533
      Barrels produced                               2,365           3,024
      Mcf produced                                 114,614         112,950
      Average price/Bbl                           $  59.88        $  47.35
      Average price/Mcf                           $   6.53        $   5.54

      As shown in the table above, total Net Profits increased $88,000 (14.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $30,000 and $113,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $9,000 was related to an increase in the volumes of gas sold. These increases were partially offset by decreases of (i) $33,000 related to an increase in production expenses and (ii) $31,000 related to the decrease in the volumes of oil sold.

      Volumes of oil sold decreased 659 barrels, while volumes of gas sold increased 1,664 Mcf for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by an increase in production on one significant well following the successful recompletion of that well during early 2006. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during 2005 and (ii) an increase in production on several wells following the successful recompletions of those wells during 2005 and early 2006. These increases were partially offset by normal declines in production. The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during the three months ended March 31, 2006, and (iii) repair and maintenance expenses incurred on several other wells during the three months ended March 31, 2006.

      Depletion of Net Profits Interests increased $40,000 (137.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) an increase in depletable Net Profits Interests during the three months ended March 31, 2006 primarily due to the recompletion of two significant wells and (ii) one significant well being fully depleted during the three months ended March 31, 2006 due to the lack of remaining reserves. This increase was also due to increases of (i) $6,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $3,000 due to accretion of these additional asset retirement obligations. As a percentage of Net Profits, this expense increased to 10.2% for the three months ended March 31, 2006 from 4.9% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $2,000 (3.7%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of Net Profits, these expenses decreased to 9.4% for the three months ended March 31, 2006 from 10.4% for the three months ended March 31, 2005.

      Cumulative cash  distributions  to the Limited  Partners through March 31,
      2006  were   $21,465,248   or  150.06%  of   Limited   Partners'   capital
      contributions.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 12, 2006                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 12, 2006                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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