Form 10-K
period 2006-12-31
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2007-04-16
CIK 850427, 854066, 860744, 863832, 869801

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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


      DOCUMENTS INCORPORATED BY REFERENCE: None

-

                                  FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 1A.    RISK FACTORS..............................................10
      ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................15
      ITEM 2.     PROPERTIES................................................15
      ITEM 3.     LEGAL PROCEEDINGS.........................................34
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......34

PART II.....................................................................34
      ITEM 5.     MARKET FOR UNITS, RELATED LIMITED PARTNER MATTERS, AND
                  ISSUER PURCHASES OF UNITS.................................34
      ITEM 6.     SELECTED FINANCIAL DATA...................................37
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................43
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...............................................68
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............68
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................68
      ITEM 9A.    CONTROLS AND PROCEDURES...................................69
      ITEM 9B.    OTHER INFORMATION.........................................69

PART III....................................................................69
      ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE GENERAL PARTNER,
                  AND CORPORATE GOVERNANCE..................................69
      ITEM 11.    EXECUTIVE COMPENSATION....................................71
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................78
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
                  DIRECTOR INDEPENDENCE.....................................79
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................81

PART IV.....................................................................82
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................82

SIGNATURES..................................................................94

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2006, Samson owned interests in approximately 12,000 oil and gas wells located in 19 states of the United States, Alberta Canada and the United Kingdom North Sea. At December 31, 2006, Samson operated approximately 4,000 oil and gas wells located in 15 states of the United States, as well as Alberta Canada.

      Until liquidation (see "Partnership Termination" below), the Partnerships are engaged in the business of owning net profits and royalty interests in oil and gas properties located in the continental United States. Most of the net profits interests acquired by the Partnerships have been carved out of working interests in producing properties ("Working Interests") which were acquired by affiliated oil and gas investment programs (the "Affiliated Programs"). Net profits interests entitle the Partnerships to a share of net revenues from producing properties measured by a specific percentage of the net profits realized by such Affiliated Programs on those properties. Except where otherwise noted, references to certain operational activities of the Partnerships are actually the activities of the Affiliated Programs. As the holder of a net profits interest, a Partnership is not liable to pay any amount by which oil and gas operating costs and expenses exceed revenues for any period, although any deficit, together with interest, is applied to reduce the amounts payable to the Partnership in subsequent periods. As used throughout this Annual Report, the Partnerships' net profits and royalty interests in oil and gas sales will be referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties will be collectively referred to as "Net Profits Interests."

      In order to prudently manage the properties which are burdened by the Partnerships' Net Profits Interests, it may be appropriate for drilling operations to be conducted on such properties. Since the Partnerships' Net Profits are calculated after considering such costs, the Partnerships also indirectly engage in development drilling.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2007, Samson employed approximately 1,200 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner, and Corporate Governance."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].


      Partnership Termination

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each

Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the first two-year period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the termination and liquidation of the Partnerships.


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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the holding of certain Net Profits Interests. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the global price of steel as well as increases in the prices for oil and gas supplies and services will increase the costs of any future workover, recompletion or drilling activities indirectly conducted by the Partnerships.


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. During the past year, the sale of oil and gas properties has also generated significant revenues for the Partnerships. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships will terminate on December 31, 2007. The volumes, pricing, and expense factors discussed above may also impact the price the Partnerships receive for their oil and gas properties in connection with the liquidation of the Partnerships' assets.

      Significant Customers

      The following customers accounted for ten percent or more of the oil and gas sales attributable to the Partnerships' Net Profits Interests during the year ended December 31, 2006:

   Partnership               Customer                       Percentage
   -----------       -----------------------------          ----------

       P-1           Chevron North American
                       Exploration & Production
                       Company                                10.4%

       P-3           Duke Energy Field Services,
                       Inc. ("Duke")                          11.2%

       P-4           ConocoPhillips Company                   32.4%
                     Gulfterra Central Point
                       Allocation                             18.5%
                     Enogex Services Corporation
                       ("Enogex")                             10.5%

       P-5           Enogex                                   16.3%
                     NGPL Allocation                          11.8%

       P-6           Duke                                     18.0%
                     Kinder Morgan, Inc.                      15.5%
                     Eaglwing Trading, Inc.                   10.2%

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

      Regulation of the Environment -- Oil and gas operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of environmental, biological, cultural and aesthetic resources. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may decrease the Partnerships' Net Profits. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


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


      Termination of Partnerships in 2007
      -----------------------------------

      The Partnerships will terminate on December 31, 2007. Upon termination, we will sell the Partnerships' properties. There is no assurance that the market for the Partnerships' properties will be favorable at that time. The market for oil and gas properties is highly dependent on current and anticipated future prices for oil and gas. These prices fluctuate due to a number of uncontrollable factors as described in the following paragraph. A decrease in oil and gas prices and/or anticipated future oil and gas prices would probably depress the market for oil and gas properties and result in lowered sales proceeds to the Partnerships.


      Oil And Natural Gas Prices Fluctuate Due To A  Number Of
      --------------------------------------------------------
      Uncontrollable Factors, And Any Decline Will Adversely Affect The
      -----------------------------------------------------------------
      Partnerships' Financial Condition.
      ----------------------------------

      The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas as well as the sales of oil and gas properties pursuant to the liquidation plan described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;

      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

      Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices. These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

      Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1. Business-Competition and Marketing" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Furthermore, significant price declines will negatively affect the ultimate cash received upon the sale of oil and gas properties in liquidation of the Partnerships.


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

      You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this Annual Report. See "Item 2. Properties-Proved Reserves and Net Present Value".

      We have included in Note 7 to the financial statements included in this Annual Report unaudited combined balance sheets for the Partnerships which are prepared on a liquidation basis, rather than a going concern basis, due to Partnership termination on December 31, 2007. However, while these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding future net cash flows until the properties are sold as well as the prices which may be received for the properties through the liquidation process. Actual current and future prices and costs as well as the prices buyers are willing to pay at the time the properties are sold may differ materially from the estimates used in the preparation of the unaudited liquidation basis combined balance sheets.


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


      No Market For Units
      -------------------

      The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for them. Secondary market activity for the Units has been limited and varies among the Partnerships. The General Partner's annual repurchase offer was terminated on March 9, 2007 in anticipation of the Partnerships' termination at December 31, 2007. Therefore, you may only sell your Units via (i) occasional "4.9% tender offers" which are made for the Units and (ii) transfers facilitated by secondary trading firms and matching services. To ensure that the proper parties receive their share of the Partnerships' liquidation proceeds, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007. See "Item 5. Market for Units, Related Limited Partner Matters, and Issuer Purchases of Units."

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

      While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1. Business."


      Conflicts Of Interest
      ---------------------

      Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties in the normal course of business as well as in the liquidation process. See "Item 13. Certain Relationships and Related Transactions and Director Independence."

      Payments To The General Partner
      -------------------------------

      The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of Partnership cash distributions. See "Item 11. Executive Compensation" and "Item 8. Financial Statements and Supplementary Data."


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



ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.



ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells as of December 31, 2006 in which the Partnerships had a Net Profits Interest which was carved from a working interest.

                  P/ship              Number of Wells(1)
                  ------         ---------------------------
                                 Total        Oil        Gas
                                 -----        ---        ---

                   P-1            793         576        217
                   P-3            833         578        255
                   P-4            206          50        156
                   P-5            123          23        100
                   P-6            177          40        137

---------------
(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.


      Drilling Activities

      During the year ended December 31, 2006, the Partnerships indirectly participated (through their Net Profits Interests) in the developmental drilling activities described below.








                  [Remainder of Page Intentionally Left Blank]

P-1 PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bennett A #1             Yoakum      TX      -      0.00047   Oil    Producing
Cochran #1               Pecos       TX      -      0.00094   Gas    Producing
Daberry #8-1             Wheeler     TX      -      0.00199   Gas    Producing
Hester 12-4              Lea         NM      -      0.00070   Oil    Shut-in
Hester #12-5             Lea         NM      -      0.00070   Gas    In Progress
Hester 12 6              Lea         NM      -      0.00070   Oil    Shut-in
Marshall #1              Howard      TX      -      0.00751   Gas    Shut-in
Miers W A #19            Sutton      TX      -      0.00024   Gas    Producing
Pettitfils J.D. A #12    Mitchell    TX      -      0.00313   Oil    In progress
Simpson Canyon #2027     Crockett    TX      -      0.00333   Oil    Producing
Simpson Canyon #3044     Crockett    TX      -      0.00751   Oil    Producing
Smith 18 #1              Lynn        TX      -      0.00188   Gas    Dryhole
Southland Royalty D #4   Andrews     TX   0.00751   0.00751   Oil    Producing
Wilson A #3              Roger Mills OK   0.00015   0.00015   Gas    Producing




                  [Remainder of Page Intentionally Left Blank]

P-3 PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Bennett A #1             Yoakum      TX      -      0.00059   Oil    Producing
Cochran #1               Pecos       TX      -      0.00118   Gas    Producing
Daberry #8-1             Wheeler     TX      -      0.00250   Gas    Producing
Hester 12-4              Lea         NM      -      0.00088   Oil    Producing
Hester #12-5             Lea         NM      -      0.00088   Gas    In progress
Hester 12 6              Lea         NM      -      0.00088   Oil    Shut-in
Hoyt #1C (DK)            Rio Arriba  NM      -      0.00004   Gas    In Progress
Hoyt #1C (MV)            Rio Arriba  NM      -      0.00013   Gas    Shut-in
Jenny #1C                Rio Arriba  NM      -      0.00040   Gas    Producing
Jicarilla B #1B          Rio Arriba  NM      -      0.00005   Gas    Producing
Marshall #1              Howard      TX      -      0.00946   Gas    Shut-in
Miers W A #19            Sutton      TX      -      0.00030   Gas    Producing
Oliver #1                McClain     OK      -      0.00198   Oil    Producing
Pettitfils J.D. A #12    Mitchell    TX      -      0.00394   Oil    In Progress
Simpson Canyon #2027     Crockett    TX      -      0.00420   Oil    Producing
Simpson Canyon #3044     Crockett    TX      -      0.00946   Oil    Producing
Smith 18 #1              Lynn        TX      -      0.00236   Gas    Dryhole
Southland Royalty D #4   Andrews     TX   0.00946   0.00946   Oil    Producing
Tafoya #35-5             San Juan    NM      -      0.00076   Gas    Producing
Wilson A #3              Roger Mills OK   0.00019   0.00019   Gas    Producing



P-4 PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Clayton #11-9            Washita     OK      -      0.00155   Gas    Producing
Hachar #41               Webb        TX      -      0.00351   Gas    Producing
Hoyt #1C (DK)            Rio Arriba  NM      -      0.00007   Gas    In Progress
Hoyt #1C (MV)            Rio Arriba  NM      -      0.00023   Gas    Shut-in
Jenny #1C                Rio Arriba  NM      -      0.00073   Gas    Producing
Jicarilla B #1B          Rio Arriba  NM      -      0.00010   Gas    Producing
Phillips #1-22           Caddo       OK      -      0.00101   Gas    Producing
Ringo #10-9              Washita     OK      -      0.00166   Gas    Producing
Tafoya #35-5             San Juan    NM      -      0.00139   Gas    Producing

P-5 PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Aday #1-9                McClain     OK      -      0.00173   Gas    Producing
Bridges #2-18            LeFlore     OK      -      0.00024   Gas    Producing
Camel, Joe #3            Lea         NM      -      0.00118   Oil    In Progress
Cantrell #7-15H          Haskell     OK      -      0.00094   Gas    Producing
Cheyenne 29 #5           Roger Mills OK      -      0.00006   Gas    Producing
Cory #1-29               Kingfisher  OK      -      0.00313   Gas    Producing
Davis Garry #26          Kay         OK      -      0.00067   Oil    Producing
Delaware 28 #6           Roger Mills OK      -      0.00006   Gas    Producing
Delaware 28 #7           Roger Mills OK      -      0.00006   Gas    In progress
Duncan #2-7H             Seminole    OK      -      0.00015   Oil    Producing
Gilbert A #1             Caddo       OK      -      0.00189   Gas    Producing
Grace #1-H               Lincoln     OK      -      0.00244   Gas    Producing
Guinn #1-5               Coal        OK      -      0.00427   Gas    Producing
Harris #5-26H            Haskell     OK      -      0.00052   Gas    Producing
Hay #10-33               Roger Mills OK      -      0.00013   Gas    Producing
Hefley #2-36             Wheeler     TX      -      0.00559   Gas    Producing
Hefley #3-37             Wheeler     TX      -      0.00560   Gas    Producing
Hefley #16-47            Wheeler     TX      -      0.00839   Gas    Producing
Hefley #20-47            Wheeler     TX      -      0.00839   Gas    Producing
Hefley #27-47            Wheeler     TX      -      0.00839   Gas    Producing
Hefley #32-47            Wheeler     TX      -      0.00839   Gas    Producing
Helton #7-60             Wheeler     TX      -      0.00252   Gas    Producing
Helton #8-60             Wheeler     TX      -      0.00252   Gas    Producing
Helton #10A-60           Wheeler     TX      -      0.00252   Gas    Producing
Helton #11-60            Wheeler     TX      -      0.00252   Gas    Producing
Helton #14-60            Wheeler     TX      -      0.00252   Gas    Producing
Hinkle #4-28             Washita     OK      -      0.00370   Gas    Producing
Hinkle Trust #5-33       Washita     OK      -      0.00079   Gas    Producing
Hubbard #2-13            Beckham     OK      -      0.00065   Gas    Producing
Litz #1R-2               Harper      OK   0.00460   0.00460   Gas    Producing
McWilliams #2H-23        Pittsburg   OK      -      0.00028   Gas    Producing
Melvin #1H-20            Hughes      OK   0.00142   0.00142   Gas    Producing
Mooney #1H-19            Hughes      OK   0.00155   0.00155   Gas    Producing
Morris #1H-21            Hughes      OK      -      0.00420   Gas    Producing
Nutley #4-33             Washita     OK      -      0.00079   Gas    Producing
Parker #1-6H             Coal        OK      -      0.00183   Gas    Producing

Patterson #1H-31         Hughes      OK      -      0.00290   Gas    Producing
Patterson #2H-31         Hughes      OK      -      0.00290   Gas    Producing
Patton #3-24             Pittsburg   OK      -      0.00875   Gas    Producing
Pee Wee #1-17            Stephens    OK      -      0.00364   Gas    Producing
Phipps #1-28             Pittsburg   OK      -      0.00323   Gas    Producing
Prater #5-10             Hemphill    TX      -      0.00140   Gas    Producing
Prater #6-10             Hemphill    TX      -      0.00140   Gas    Producing
Prater #7-10             Hemphill    TX      -      0.00140   Gas    Producing
Prater #8-10             Hemphill    TX      -      0.00140   Gas    Producing
Prater #9-10             Hemphill    TX      -      0.00140   Gas    Producing
Presson H W #1-5         Pittsburg   OK      -      0.00026   Gas    Producing
Reed #1-8                Beckham     OK      -      0.00008   Gas    Producing
Rice 1-25                LeFlore     OK      -      0.00017   Gas    Producing
Schueler #1-14H          Hughes      OK   0.00047   0.00047   Gas    Producing
Sites Troy #1-9          Beckham     OK   0.00043   0.00043   Gas    Producing
Smith #1H-28             Hughes      OK      -      0.00525   Gas    Producing
Sophia #14-50            Wheeler     TX      -      0.00165   Gas    Producing
Sophia #21-50            Wheeler     TX      -      0.00165   Gas    Producing
Spradlin Farms #8A-20    Washita     OK      -      0.00159   Gas    Producing
Sugg-Farmar 26 #1        Irion       TX      -      0.00067   Gas    Producing
Trueblood #2-2           Noble       OK   0.00400   0.00352   Gas    Producing
Trueblood #3-2           Noble       OK   0.00400   0.00352   Gas    Producing
Trueblood #4-2           Noble       OK   0.00402   0.00352   Oil    Producing
Trueblood #5-2           Noble       OK   0.00400   0.00352   Oil    Producing
Urchison #5-12H          LeFlore     OK   0.00125   0.00125   Gas    Producing
Vanilli #3-36            LeFlore     OK      -      0.00117   Gas    Producing
Verner #5-11             Pittsburg   OK      -      0.00311   Gas    Producing
Walter #5-24
  (Upr D.Moines GW)      Beckham     OK      -      0.00055   Gas    Producing





                  [Remainder of Page Intentionally Left Blank]

P-6 PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME                COUNTY      ST.  INTEREST  INTEREST  TYPE   STATUS
---------                ------      ---  --------  --------  ----   ------
Aday #1-9                McClain     OK      -      0.00059   Gas    Producing
Bridges #2-18            Le Flore    OK      -      0.00008   Gas    Producing
Camel, Joe #3            Lea         NM      -      0.00040   Oil    In progress
Cantrell #7-15H          Haskell     OK      -      0.00032   Gas    Producing
Cheyenne 29 #5           Roger Mills OK      -      0.00002   Gas    Producing
Coquat Et Al #1          Live Oak    TX      -      0.01314   Gas    Dryhole
Cory #1-29               Kingfisher  OK      -      0.00107   Gas    Producing
Davis Garry #26          Kay         OK      -      0.00023   Oil    Producing
Delaware 28 #6           Roger Mills OK      -      0.00002   Gas    Producing
Delaware 28 #7           Roger Mills OK      -      0.00002   Gas    In progress
Duncan #2-7H             Seminole    OK      -      0.00005   Oil    Producing
Federal 5175-22-31WA     Campbell    WY      -      0.01395   Gas    Shut-in
Federal 5175-24-21WA     Campbell    WY      -      0.01395   Gas    Shut-in
Fed 5175-25-33 CA        Campbell    WY      -      0.00966   Gas    Shut-in
Floyd Fed 5175-23-33WA   Campbell    WY      -      0.01395   Gas    Producing
Floyd Fed 5175-24-11WA   Campbell    WY      -      0.01395   Gas    Shut-in
Floyd Fed 5175-24-33WA   Campbell    WY      -      0.01395   Gas    Shut-in
Gilbert A #1             Caddo       OK      -      0.00065   Gas    Producing
Grace #1-H               Lincoln     OK      -      0.00084   Gas    Producing
Guinn #1-5               Coal        OK      -      0.00146   Gas    Producing
Harris #5-26H            Haskell     OK      -      0.00018   Gas    Producing
Hay #10-33               Roger Mills OK      -      0.00004   Gas    Producing
Hayden 5175-22-13CA      Campbell    WY      -      0.00958   Gas    Shut-in
Hayden 5175-22-13WA      Campbell    WY      -      0.00958   Gas    Shut-in
Hayden 5175-22-21CA      Campbell    WY      -      0.00958   Gas    Shut-in
Hayden 5175-22-21WA      Campbell    WY      -      0.00958   Gas    Producing
Hayden 5175-22-41CA      Campbell    WY      -      0.00958   Gas    Shut-in
Hayden 5175-22-41WA      Campbell    WY      -      0.00958   Gas    Shut-in
Hayden 5175-22-43WA      Campbell    WY      -      0.00958   Gas    Shut-in
Hayden 5175-22-43CA      Campbell    WY      -      0.00958   Gas    Shut-in
Hayden 5175-27-43WA      Campbell    WY      -      0.00958   Gas    Shut-in
Hayden Federal
   5175-27-31WA          Campbell    WY      -      0.00966   Gas    Shut-in
Hefley #2-36             Wheeler     TX      -      0.00603   Gas    Producing
Hefley #3-37             Wheeler     TX      -      0.00604   Gas    Producing
Hefley #16-47            Wheeler     TX      -      0.00905   Gas    Producing
Hefley #20-47            Wheeler     TX      -      0.00905   Gas    Producing
Hefley #27-47            Wheeler     TX      -      0.00905   Gas    Producing

Hefley #32-47            Wheeler     TX      -      0.00905   Gas    Producing
Helton #7-60             Wheeler     TX      -      0.00271   Gas    Producing
Helton #8-60             Wheeler     TX      -      0.00271   Gas    Producing
Helton #10A-60           Wheeler     TX      -      0.00271   Gas    Producing
Helton #11-60            Wheeler     TX      -      0.00271   Gas    Producing
Helton #14-60            Wheeler     TX      -      0.00271   Gas    Producing
Hinkle #4-28             Washita     OK      -      0.00127   Gas    Producing
Hinkle Trust #5-33       Washita     OK      -      0.00027   Gas    Producing
Hubbard #2-13            Beckham     OK      -      0.00022   Gas    Producing
Litz #1R-2               Harper      OK   0.00158   0.00158   Gas    Producing
McWilliams #2H-23        Pittsburg   OK      -      0.00010   Gas    Producing
Melvin #1H-20            Hughes      OK   0.00049   0.00049   Gas    Producing
Mooney #1H-19            Hughes      OK   0.00053   0.00053   Gas    Producing
Mooney Fed 5175-23-13WA  Campbell    WY      -      0.01395   Gas    Shut-in
Morris #1H-21            Hughes      OK      -      0.00144   Gas    Producing
Nutley #4-33             Washita     OK      -      0.00027   Gas    Producing
Parker #1-6H             Coal        OK      -      0.00063   Gas    Producing
Patterson #1H-31         Hughes      OK      -      0.00100   Gas    Producing
Patterson #2H-31         Hughes      OK      -      0.00100   Gas    Producing
Patton #3-24             Pittsburg   OK      -      0.00300   Gas    Producing
Pee Wee #1-17            Stephens    OK      -      0.00125   Gas    Producing
Phipps #1-28             Pittsburg   OK      -      0.00111   Gas    Producing
Prater #5-10             Hemphill    TX      -      0.00151   Gas    Producing
Prater #6-10             Hemphill    TX      -      0.00151   Gas    Producing
Prater #7-10             Hemphill    TX      -      0.00151   Gas    Producing
Prater #8-10             Hemphill    TX      -      0.00151   Gas    Producing
Prater #9-10             Hemphill    TX      -      0.00151   Gas    Producing
Presson H W #1-5         Pittsburg   OK      -      0.00009   Gas    Producing
Reed #1-8                Beckham     OK      -      0.00003   Gas    Producing
Rice 1-25                Le Flore    OK      -      0.00006   Gas    Producing
Schueler #1-14H          Hughes      OK   0.00016   0.00016   Gas    Shut-in
Sites Troy #1-9          Beckham     OK   0.00015   0.00015   Gas    Producing
Smith #1H-28             Hughes      OK      -      0.00180   Gas    Producing
Sophia #14-50            Wheeler     TX      -      0.00178   Gas    Producing
Sophia #21-50            Wheeler     TX      -      0.00178   Gas    Producing
Spradlin Farms #8A-20    Washita     OK      -      0.00055   Gas    Producing
Sugg-Farmar 26 #1        Irion       TX      -      0.00072   Gas    Producing
Trueblood #4-2           Noble       OK   0.00138   0.00121   Oil    Producing
Trueblood #5-2           Noble       OK   0.00137   0.00121   Oil    Producing
Trueblood #3-2           Noble       OK   0.00137   0.00121   Gas    Producing
Trueblood #2-2           Noble       OK   0.00137   0.00121   Gas    Producing
Urchison #5-12H          Le Flore    OK   0.00043   0.00043   Gas    Producing

Vanilli #3-36            Le Flore    OK      -      0.00040   Gas    Producing
Verner #5-11             Pittsburg   OK      -      0.00107   Gas    Producing
Walter #5-24
   (Upr D.Moines GW)     Beckham     OK      -      0.00019   Gas    Producing
Yonkee 5175-25-31WA      Campbell    WY      -      0.00958   Gas    Shut-in
Yonkee Fed 5175-25-41WA  Campbell    WY      -      0.00966   Gas    Producing






                  [Remainder of Page Intentionally Left Blank]

      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production attributable to the Partnerships' Net Profits Interests, revenues attributable to such production, and certain price information.


                              Net Production Data

                                P-1 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ---------------------------------------
                                       2006          2005(1)        2004(1)
                                    ----------     ----------      --------

   Production:
      Oil (Bbls)                        2,344           2,169         1,924
      Gas (Mcf)                       126,886         129,240       154,840

   Oil and gas sales(2):
      Oil                            $141,089      $  113,562      $ 69,359
      Gas                             737,253         889,032       731,696
                                      -------       ---------       -------
         Total                       $878,342      $1,002,594      $801,055
                                      =======       =========       =======
   Average sales price:
      Per barrel of oil                $60.19          $52.36        $36.05
      Per Mcf of gas                     5.81            6.88          4.73

----------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

(2)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-1
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $221,765, $164,977, and $137,655, respectively, incurred by the Affiliated Programs.

                              Net Production Data

                                P-3 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006          2005(1)        2004(1)
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         3,153          3,050          2,805
      Gas (Mcf)                        216,182        221,758        262,491

   Oil and gas sales(2):
      Oil                           $  190,943     $  160,271     $  102,288
      Gas                            1,318,007      1,565,093      1,293,819
                                     ---------      ---------      ---------
         Total                      $1,508,950     $1,725,364     $1,396,107
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $60.56         $52.55         $36.47
      Per Mcf of gas                      6.10           7.06           4.93

----------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

(2)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-3
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $371,995, $304,853, and $260,481, respectively, incurred by the Affiliated Programs.

                              Net Production Data

                                P-4 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006          2005(1)        2004(1)
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        13,435         15,251         17,392
      Gas (Mcf)                        180,392        190,154        229,139

   Oil and gas sales(2):
      Oil                           $  868,175     $  830,940     $  694,127
      Gas                            1,160,347      1,448,105      1,319,238
                                     ---------      ---------      ---------
         Total                      $2,028,522     $2,279,045     $2,013,365
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $64.62         $54.48         $39.91
      Per Mcf of gas                      6.43           7.62           5.76

----------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

(2)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-4
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $464,057, $525,057, and $382,860, respectively, incurred by the Affiliated Programs.

                              Net Production Data

                                P-5 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006          2005(1)        2004(1)
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                         5,955          4,457          4,231
      Gas (Mcf)                        304,838        246,204        276,978

   Oil and gas sales(2):
      Oil                           $  378,344     $  241,256     $  167,681
      Gas                            1,954,423      1,735,135      1,408,528
                                     ---------      ---------      ---------
         Total                      $2,332,767     $1,976,391     $1,576,209
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $63.53         $54.13         $39.63
      Per Mcf of gas                      6.41           7.05           5.09

----------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

(2)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-5
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $518,712, $423,567, and $363,782, respectively, incurred by the Affiliated Programs.

                              Net Production Data

                                P-6 Partnership
                                ---------------

                                             Year Ended December 31,
                                    ----------------------------------------
                                       2006          2005(1)        2004(1)
                                    ----------     ----------     ----------

   Production:
      Oil (Bbls)                        11,396         10,676          7,599
      Gas (Mcf)                        450,448        398,416        424,456

   Oil and gas sales(2):
      Oil                           $  700,756     $  572,488     $  330,305
      Gas                            2,693,104      2,779,771      2,271,682
                                     ---------      ---------      ---------
         Total                      $3,393,860     $3,352,259     $2,601,987
                                     =========      =========      =========
   Average sales price:
      Per barrel of oil                 $61.49         $53.62         $43.47
      Per Mcf of gas                      5.98           6.98           5.35

----------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

(2)   These   amounts   differ  from  the  Net  Profits   included  in  the  P-6
      Partnership's financial statements because they do not reflect the reduction in revenues of production expenses of $863,210, $812,868, and $783,975, respectively, incurred by the Affiliated Programs.

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2006 which were attributable to the Partnerships' Net Profits Interests. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). When preparing such reserves, the General Partner follows the SEC's definition regarding oil and gas reserves, which was first published in 1978. The General Partner books proved oil and gas reserves which geological and engineering data show with reasonable certainty to be recovered in the future from known reserves under existing economic and operating conditions. Probable reserves are not booked.

      The General Partner combines many methods of reserve estimation in order to obtain the most accurate forecast, including both volumetric and analogy methods. Many levels of review occur during this process. First, the engineers review their respective wells, then the operations manager and division vice presidents review the updated forecasts, and finally the executive vice president of engineering reviews approximately the top 85% (or more) wells by value. All engineers reviewing the data have completed their engineering degrees and/or are licensed petroleum engineers. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and
(iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2006. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. While oil prices remained relatively constant as of December 31, 2006 and 2005 ($60.85 and $61.06 per barrel, respectively), gas prices were substantially lower as of December 31, 2006 ($5.64 per Mcf) than December 31, 2005 ($10.08 per Mcf). This decrease in gas prices caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2006 to be lower than such estimates and values at December 31, 2005. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2006. In fact, subsequent to

December 31, 2006, natural gas prices increased significantly and then declined. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2006 will actually be realized for such production.

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

      The reserves table below reflects reserves as either discontinued operations or continuing operations. The discontinued operation reserves consist of all the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.







                  [Remainder of Page Intentionally Left Blank]

                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves

                           As of December 31, 2006(1)

                                             Oil and     Net Present Value
                                   Gas       Liquids     (discounted at)
                                  (Mcf)      (Bbls)       10% per annum
                                ---------    -------     -----------------

P-1 Partnership:
----------------
Discontinued Operations          586,241     138,826         $4,033,131
Continuing Operations          1,033,530      14,856          2,544,557


P-3 Partnership:
----------------
Discontinued Operations          753,962     176,381         $5,162,242
Continuing Operations          1,845,324      29,903          4,646,696


P-4 Partnership:
----------------
Discontinued Operations           25,073       3,366         $  154,559
Continuing Operations          1,511,674      40,996          4,835,185


P-5 Partnership:
----------------
Discontinued Operations           15,053       1,257         $   69,845
Continuing Operations          2,159,887      38,945          5,573,927


P-6 Partnership:
----------------
Discontinued Operations           75,198         724         $   89,473
Continuing Operations          3,197,665     116,911          8,591,042

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

      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2006:

                              Operated Wells
                    ------------------------------
                    Partnership   Number   Percent
                    -----------   ------   -------
                        P-1         34        2%
                        P-3         58        3%
                        P-4         21        7%
                        P-5        114       24%
                        P-6        155       24%

      The following table sets forth certain well and reserve information as of December 31, 2006 for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The table contains the following information for each such basin: (i) the number of wells in which a Net Profits Interest is owned, (ii) the number and percentage of wells operated by the Partnership's affiliates, (iii) estimated proved oil reserves, (iv) estimated proved gas reserves, and (v) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Gulf Coast Basin is located in southern Louisiana and southeast Texas. The Permian Basin is located in west Texas and southeast New Mexico. The South Oklahoma Folded Belt Basin is located in southern Oklahoma, while the East Texas Basin is located in east Texas and northern Louisiana.

                 Significant Properties as of December 31, 2006
                 -----------------------------------------------

                                Wells
                             Operated by
                             Affiliates      Oil         Gas
                   Total     -----------   Reserves    Reserves       Present
Basin              Wells     Number %(1)    (Bbl)       (Mcf)          Value
-------------      -----     ------ ----   --------    ---------    -----------
P-1 P/ship:
  Permian          1,852        2      -   143,682      802,744    $4,402,423
  Anadarko            83       28     34%    2,442      806,397     2,034,101

P-3 P/ship:
  Permian          1,852        2      -   180,999    1,012,512    $5,546,624
  Anadarko            83       28     34%    4,091    1,239,871     3,103,365

P-4 P/ship:
  Gulf Coast         132        4      3%   33,827      452,191    $2,339,590
  Anadarko            65       17     26%    3,008      856,597     2,088,825

P-5 P/ship:
  Anadarko           181       42     23%    5,702    1,316,623    $3,207,990
  South. Ok.
   Folded Belt        37        -      -    20,876      498,632     1,535,854
  Permian             44       39     89%   13,196      254,424       599,521

P-6 P/ship:
  Anadarko           181       42     23%    3,896    1,269,533    $3,108,445
  South. Ok.
   Folded Belt        55       18     33%   87,323      306,806     2,216,509
  East Texas           4        3     75%    2,854      748,598     1,477,701

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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2006.



                                    PART II.

ITEM 5. MARKET FOR UNITS, RELATED LIMITED PARTNER MATTERS, AND ISSUER PURCHASES OF UNITS

      As of March 1, 2007, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                Number of         Limited
              Partnership         Units           Partners
              -----------       ---------         --------

                 P-1             108,074              667
                 P-3             169,637            1,110
                 P-4             126,306              757
                 P-5             118,449              835
                 P-6             143,041              638


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

                            Repurchase Offer Prices
                            -----------------------

                      2005                          2006                 2007
            -------------------------     -------------------------     -------
            1st    2nd    3rd    4th      1st     2nd    3rd   4th        1st
P/ship      Qtr.   Qtr.   Qtr.   Qtr.     Qtr.    Qtr.   Qtr.  Qtr.     Qtr.(1)
------      ----   ----   ----   ----     ----    ----   ----  ----     -------

 P-1        $25    $23    $44    $40      $36     $32    $45   $11        $ 3
 P-3         25     22     41     38       34      30     42    14          9
 P-4         19     17     27     25       21      18     26    24         19
 P-5         18     16     24     21       19      16     27    25         22
 P-6         25     22     38     35       32      28     34    31         28

------------
(1) Repurchase offer terminated March 9, 2007.


      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

      As described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships terminate on December 31, 2007. Due to such termination and the necessary liquidation process, the General Partner terminated the repurchase offer described above as of March 9, 2007. In addition, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007.

      Cash Distributions

      Cash distributions are primarily dependent upon a Partnership's cash receipts from its Net Profits Interests, the sale of oil and gas properties and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the cash distribution process during liquidation of the Partnerships.

      The following is a summary of cash distributions paid to the Limited Partners during 2005 and 2006 and the first quarter of 2007:

                              Cash Distributions
                              ------------------

                                 2005
            -------------------------------------------------
              1st           2nd          3rd           4th
   P/ship   Quarter       Quarter      Quarter       Quarter
   ------   -------       -------      -------      ---------
    P-1      $2.80         $2.82        $3.25       $ 3.56
    P-3       2.43          2.62         3.09         3.27
    P-4       2.68          2.33         2.69         2.73
    P-5       1.82          2.02         2.40         2.59
    P-6       1.70          3.31         2.75         2.86


                              2006                                  2007
            -------------------------------------------------     ---------
              1st           2nd          3rd           4th           1st
   P/ship   Quarter       Quarter    Quarter         Quarter       Quarter
   ------   -------       -------    -------        ---------     ---------
    P-1      $4.29         $4.26        $4.74       $34.60(1)      $4.23(2)
    P-3       4.04          4.04         4.21        28.23(1)       4.50(2)
    P-4       3.64          3.51         2.69         2.77          4.25(3)
    P-5       2.51          2.52         1.77         1.51          3.36(3)
    P-6       3.31          3.76         2.99         3.04          3.17(3)

------------
(1) Includes proceeds from the sale of the Partnerships' interests in various oil and gas properties at The Oil and Gas Clearinghouse auction in Houston, Texas on October 11, 2006.

(2) Includes proceeds from the sale of the Partnerships' interests in various oil and gas properties at The Oil and Gas Clearinghouse auction in Houston, Texas on December 13, 2006 and February 1, 2007.
(3) Includes proceeds from the sale of the Partnerships' interests in various oil and gas properties at The Oil and Gas Clearinghouse auction in Houston, Texas on December 13, 2006.



ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

      The selected financial data tables reflect income from both continuing operations and discontinued operations for the Partnerships. The discontinued operations income is the income for various oil and gas properties sold during 2006 and all of the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.




                  [Remainder of Page Intentionally Left Blank]




                                                 Selected Financial Data

                                                     P-1 Partnership
                                                     ---------------

                                          2006           2005(1)          2004(1)         2003(1)          2002(1)
                                      ------------    ------------     ------------    ------------     ------------

Net Profits                            $  656,577      $  837,617       $  663,400      $  602,212       $  424,026
Income from:
  Continuing Operations                   455,253         654,946          503,425         462,052          255,567
  Discontinued Operations               4,830,079       1,235,452          791,467         731,105          518,789
Net Income:
   Limited Partners                     4,749,433       1,695,098        1,161,372       1,070,553          686,720
   General Partner                        535,899         195,300          133,520         126,336           87,636
   Total                                5,285,332       1,890,398        1,294,892       1,196,889          774,356
Limited Partners' Net
   Income per Unit                          43.95           15.69            10.75            9.91             6.35
Limited Partners' Cash
   Distributions per Unit                   47.89           12.43            11.18            9.55             5.21
Total Assets                            1,190,000       1,605,641        1,219,098       1,271,859        1,230,892
Partners' Capital (Deficit)
   Limited Partners                     1,209,475       1,635,042        1,283,944       1,330,572        1,292,019
   General Partner                    (    19,475)    (    29,401)     (    64,846)    (    58,713)     (    61,127)
Number of Units
   Outstanding                            108,074         108,074          108,074         108,074          108,074

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.




                                                 Selected Financial Data

                                                     P-3 Partnership
                                                     ---------------

                                       2006           2005(1)          2004(1)         2003(1)          2002(1)
                                    ----------     ------------     ------------    ------------     ------------

Net Profits                         $1,136,955      $1,420,511       $1,135,626      $1,008,153       $  686,259
Income from:
  Continuing Operations                830,383       1,147,598          786,367         782,761          413,210
  Discontinued Operations            6,238,259       1,591,882        1,071,253         936,169          659,366
Net Income:
   Limited Partners                  6,350,257       2,456,223        1,607,490       1,540,460          949,607
   General Partner                     718,385         283,257          196,130         182,540          122,969
   Total                             7,068,642       2,739,480        1,803,620       1,723,000        1,072,576
Limited Partners' Net
   Income per Unit                       37.43           14.48             9.48            9.08             5.60
Limited Partners' Cash
   Distributions per
   Unit                                  40.52           11.41            10.24            8.62             4.72
Total Assets                         1,900,422       2,404,854        1,835,461       1,971,380        1,889,346
Partners' Capital (Deficit)
   Limited Partners                  1,885,370       2,409,113        1,888,890       2,018,400        1,940,940
   General Partner                      15,052     (     4,259)     (    53,429)    (    47,020)     (    51,594)
Number of Units
   Outstanding                         169,637         169,637          169,637         169,637          169,637

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.



                                                 Selected Financial Data

                                                     P-4 Partnership
                                                     ---------------

                                          2006           2005(1)          2004(1)         2003(1)          2002(1)
                                      ------------    ------------     ------------    ------------     ------------

Net Profits                            $1,564,465      $1,753,988       $1,630,505      $1,535,438       $1,415,978
Income from:
  Continuing Operations                 1,331,399       1,514,473        1,395,819       1,287,601          987,984
  Discontinued Operations                 295,939          71,575           35,589          35,078           14,524
Net Income:
   Limited Partners                     1,458,615       1,420,887        1,281,492       1,181,958          878,439
   General Partner                        168,723         165,161          149,916         140,282          124,069
   Total                                1,627,338       1,586,048        1,431,408       1,322,240        1,002,508
Limited Partners' Net
   Income per Unit                          11.55           11.25            10.14            9.36             6.95
Limited Partners' Cash
   Distributions per Unit                   12.61           10.43             9.34           10.07             8.85
Total Assets                            1,168,589       1,305,009        1,186,842       1,076,763        1,176,251
Partners' Capital (Deficit)
   Limited Partners                     1,213,990       1,348,375        1,244,488       1,142,996        1,234,038
   General Partner                    (    45,401)    (    43,366)     (    57,646)    (    66,233)     (    57,787)
Number of Units
   Outstanding                            126,306         126,306          126,306         126,306          126,306

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.



                                                 Selected Financial Data

                                                     P-5 Partnership
                                                     ---------------

                                       2006            2005(1)          2004(1)         2003(1)          2002(1)
                                   ------------    ------------     ------------    ------------     ------------

Net Profits                         $1,814,055      $1,552,824       $1,212,427      $1,262,145       $  868,026
Income from:
  Continuing Operations              1,365,400       1,298,186          967,824       1,032,768          626,158
  Discontinued Operations               44,114          37,857           33,623          18,385           17,756
Net Income:
   Limited Partners                  1,241,581       1,193,671          893,019         975,641          607,695
   General Partner                     167,933         142,372          108,428          78,297           36,219
   Total                             1,409,514       1,336,043        1,001,447       1,053,938          643,914
Limited Partners' Net
   Income per Unit                       10.48           10.08             7.53            8.24             5.13
Limited Partners' Cash
   Distributions per Unit                 8.31            8.83             6.94            8.16             4.61
Total Assets                         1,462,047       1,195,474        1,032,135         953,771          930,874
Partners' Capital (Deficit)
   Limited Partners                  1,486,899       1,229,318        1,080,647       1,009,628        1,000,987
   General Partner                 (    24,852)    (    33,844)     (    48,512)    (    59,667)     (    70,113)
Number of Units
   Outstanding                         118,449         118,449          118,449         118,449          118,449

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.




                                                 Selected Financial Data

                                                     P-6 Partnership
                                                     ---------------

                                        2006              2005(1)          2004(1)          2003(1)          2002(1)
                                    ------------      ------------     ------------     ------------     ------------

Net Profits                          $2,530,650        $2,539,391       $1,818,012       $2,253,839       $1,415,508
Income (Loss) from:
  Continuing Operations               2,004,803         2,081,847        1,521,994        1,934,995        1,068,521
  Discontinued Operations           (    61,312)           56,589           45,139           92,537           60,265
Net Income:
   Limited Partners                   1,702,058         1,898,927        1,399,899        1,813,666          999,684
   General Partner                      241,433           239,509          167,234          215,343          129,102
   Total                              1,943,491         2,138,436        1,567,133        2,029,009        1,128,786
Limited Partners' Net
   Income per Unit                        11.90             13.28             9.78            12.68             6.99
Limited Partners' Cash
   Distributions per Unit                 13.10             10.62            11.09            11.81             6.38
Total Assets                          1,864,014         2,063,221        1,640,367        1,831,927        1,660,818
Partners' Capital (Deficit)
   Limited Partners                   1,873,097         2,045,039        1,666,112        1,853,213        1,728,547
   General Partner                  (    34,262)      (    17,913)     (    52,148)     (    60,944)     (    67,729)
Number of Units
   Outstanding                          143,041           143,041          143,041          143,041          143,041

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

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


      Discontinued Operations

      In October 2006, the P-1 and P-3 Partnerships sold their interests in a number of producing properties. This disposal was treated as discontinued operations. The sales proceeds consisting of approximately $3,285,000 and
$4,141,000, respectively, were included in the November 15, 2006 cash distributions paid by the P-1 and P-3 Partnerships. In December 2006 the P-1, P-3, P-4, P-5, and P-6 Partnerships sold their interests in additional producing properties. The sales proceeds consisting of approximately $322,000, $537,000, $240,000, $6,000, and $2,000, respectively, were included in the February 15, 2007 cash distributions paid by the P-1, P-3, P-4, P-5, and P-6 Partnerships. These disposals were treated as discontinued operations. The sale of these producing properties will impact the continuing future operations of the Partnerships. It is anticipated that the Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations as a result of these sales. The reader should refer to
Note 6 - Discontinued Operations to the combined financial statements included in Item 8 of this Annual Report for additional information regarding this matter.


      Partnership Terminations

      The Partnerships would have terminated on December 31, 2005 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension, thereby extending their termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i) the Partnerships will terminate on December 31, 2007 and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process required by the Partnership Agreements and state law.

      The General Partner has been selling selected oil and gas properties due to the generally favorable market for oil and gas properties. The last such sales are anticipated to be The Oil and Gas Asset Clearinghouse auctions in May through July of 2007. While these property sales were not related to Partnership liquidation, all remaining property dispositions will be made as part of the liquidation and winding-up process.

      Liquidation and Winding-Up Process. The General Partner intends to commence liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with properties that have no or little value or are burdened with actual or potential liabilities. The General Partner intends to sell such property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

      Cash Distributions. The Partnerships will make routine cash distributions throughout the remainder of 2007. Proceeds from the sale of Partnership properties may be included in these normal cash distributions, or may be distributed to the partners by way of special cash distributions. The General Partner will analyze the level of cash held by the Partnerships throughout the liquidation process and will retain sufficient cash to cover all final expenses and liabilities of the Partnerships. After final settlement from the sale of all properties, satisfaction of Partnership expenses and liabilities, and calculation of any remaining assets and liabilities of the Partnerships, any net cash will be paid as a final liquidating distribution to all of the remaining partners in each Partnership. It is expected that the final distribution will be made no later than December 31, 2008.

      Repurchase Offer. In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner will not process transfers among third parties which are not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.

      Financial Statements. The financial statements described in "Item 8. Financial Statements and Supplementary Data" and indexed in Item 15 to this Annual Report are audited and presented on a going concern basis. However, the General Partner has included in Note 7 to such financial statements unaudited pro forma combined balance sheets which are presented on a liquidation basis.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties and recently the sale of oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;

      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

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

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Proceeds and Units of Production." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005 and for the year ended December 31, 2005 as compared to the year ended December 31, 2004.


                                P-1 Partnership
                                ---------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits decreased $181,000 (21.6%) in 2006 as compared to 2005. Of this decrease (i) $136,000 was related to a decrease in the average price of gas sold and (ii) $57,000 was related to an increase in production expenses. These decreases were partially offset by an increase of $18,000 associated with an increase in the average price of oil sold.

      Volumes of oil sold increased 175 barrels, while volumes of gas sold decreased 2,354 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005 and mid 2006. This increase was partially offset by (i) a substantial decline in production during 2006 on one significant well following its 2005 workover and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      The increase in production expenses was primarily due to an increase in workover expenses. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales.

      Average oil prices increased to $60.19 per barrel in 2006 from $52.36 per barrel in 2005. Average gas prices decreased to $5.81 per Mcf in 2006 from $6.88 per Mcf in 2005.

      Depletion of Net Profits Interests increased $23,000 (51.7%) in 2006 as compared to 2005. This increase was primarily due to (i) several wells being fully depleted during 2006 due to their lack of remaining reserves and (ii) the abandonment of one significant well during 2006 as a result of its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 10.1% in 2006 from 5.2% in 2005, primarily due to the dollar increase in depletion of Net Profits Interests and the decrease in the average price of gas sold.

      The Partnership recognized a non-cash charge against earnings of $17,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses increased $2,000 (1.3%) in 2006 as compared to 2005. As a percentage of Net Profits, these expenses increased to 22.8% in 2006 from 17.7% in 2005, primarily due to the decrease in Net Profits.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $23,379,558 or 216.33% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits increased $174,000 (26.3%) in 2005 as compared to 2004. Of this increase $35,000 and $278,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by (i) a decrease of $121,000 related to a decrease in volumes of gas sold and (ii) $27,000 related to an increase in production expenses.

      Volumes of oil sold increased 245 barrels, while volumes of gas sold decreased 25,600 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to the successful completion of two new wells during late 2004. This increase was partially offset by (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004.

      The increase in production expenses was primarily due to (i) an increase in workover expenses and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Average oil and gas prices increased to $52.36 per barrel and $6.88 per Mcf in 2005 from $36.05 per barrel and $4.73 per Mcf in 2004.

      Depletion of Net Profits Interests increased $2,000 (5.2%) in 2005 as compared to 2004. Of this increase (i) $8,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $6,000 was related to previously fully depleted wells, and (ii) $2,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 5.2% in 2005 from 6.3% in 2004, primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,000 (4.1%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 17.7% in 2005 from 21.4% in 2004, primarily due to the increase in Net Profits.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

                                P-3 Partnership
                                ---------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits decreased $284,000 (20.0%) in 2006 as compared to 2005. Of this decrease (i) $208,000 was related to a decrease in the average price of gas sold, (ii) $39,000 was related to a decrease in volumes of gas sold, and
(iii) $67,000 was associated with an increase in production expenses.

      Volumes of oil sold increased 103 barrels, while volumes of gas sold decreased 5,576 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005 and mid 2006. This increase was partially offset by (i) a substantial decline in production during 2006 on one significant well following its 2005 workover and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      The increase in production expenses was primarily due to an increase in workover expenses. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales.

      Average oil prices increased to $60.56 per barrel in 2006 from $52.55 per barrel in 2005. Average gas prices decreased to $6.10 per Mcf in 2006 from $7.06 per Mcf in 2005.

      Depletion of Net Profits Interests increased $38,000 (52.8%) in 2006 as compared to 2005. This increase was primarily due to (i) several wells being fully depleted during 2006 due to their lack of remaining reserves and (ii) the abandonment of one significant well during 2006 as a result of its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 9.6% in 2006 from 5.0% in 2005, primarily due to the dollar increase in depletion of Net Profits Interests and the decrease in the average price of gas sold.

      The Partnership recognized a non-cash charge against earnings of $25,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant in 2006 and 2005. As a percentage of Net Profits, these expenses increased to 19.1% in 2006 from 15.2% in 2005, primarily due to the decrease in Net Profits.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $32,364,401 or 190.79% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits increased $285,000 (25.1%) in 2005 as compared to 2004. Of this increase $49,000 and $472,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $201,000 related to a decrease in volumes of gas sold and
(ii) $44,000 related to an increase in production expenses.

      Volumes of oil sold increased 245 barrels, while volumes of gas sold decreased 40,733 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to the successful completion of two new wells during late 2004. This increase was partially offset by (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 2004. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004.

      The increase in production expenses was primarily due to (i) an increase in workover expenses and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Average oil and gas prices increased to $52.55 per barrel and $7.06 per Mcf in 2005 from $36.47 per barrel and $4.93 per Mcf in 2004.

      Depletion of Net Profits Interests decreased $99,000 (58.2%) in 2005 as compared to 2004. This decrease was primarily due to (i) one significant well being fully depleted during 2004 due to its lack of remaining reserves and (ii) the decrease in volumes of gas sold. These decreases were partially offset by
(i) an increase of $11,000 due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $8,000 was related to previously fully depleted wells, (ii) an increase of $2,000 due to accretion of these additional asset retirement obligations, and (iii) one significant well being fully depleted during 2005 due to its lack of remaining reserves. As a percentage of Net Profits, this expense decreased to 5.0% in 2005 from 15.0% in 2004, primarily due to the dollar decrease in depletion of Net Profits Interests.

      General and administrative expenses increased $6,000 (2.7%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 15.2% in 2005 from 18.5% in 2004, primarily due to the increase in Net Profits.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.



                                P-4 Partnership
                                ---------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits decreased $190,000 (10.8%) in 2006 as compared to 2005. Of this decrease (i) $214,000 was related to a decrease in the average price of gas sold and (ii) $99,000 and $74,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of (i) $136,000 related to an increase in the average price of oil sold and (ii) $61,000 related to a decrease in production expenses.

      Volumes of oil and gas sold decreased 1,816 barrels and 9,762 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to
(i) the shutting-in of one significant well during late 2005 through late 2006 in order to perform an unsuccessful workover and (ii) normal declines in production. As of the date of this Annual Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 2005. These decreases were partially offset by a positive prior period volume adjustment made by the operator on another significant well during 2006.

      The decrease in production expenses was primarily due to (i) workover expenses incurred on several wells during 2005, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) a decrease in saltwater disposal expenses incurred on several wells during 2006 as compared to 2005. As of the date of this Annual Report, management anticipates that these saltwater disposal expenses will remain at 2006 levels. These decreases were partially offset by workover expenses incurred on one significant well during 2006.

      Average oil prices increased to $64.62 per barrel in 2006 from $54.48 per barrel in 2005. Average gas prices decreased to $6.43 per Mcf in 2006 from $7.62 per Mcf in 2005.

      Depletion of Net Profits Interests increased $1,000 (1.4%) in 2006 as compared to 2005. This increase was primarily due to several wells being fully depleted during 2006 due to their lack of remaining reserves. This increase was partially offset by (i) several other wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense increased to 5.2% in 2006 from 4.6% in 2005, primarily due to the decrease in the average price of gas sold.

      The Partnership recognized a non-cash charge against earnings of $3,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses decreased $3,000 (1.6%) in 2006 as compared to 2005. As a percentage of Net Profits, these expenses increased to 10.6% in 2006 from 9.6% in 2005, primarily due to the decrease in Net Profits.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      Cumulative cash distributions to the Limited Partners through December 31, 2006 were $21,807,945 or 172.66% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits increased $123,000 (7.6%) in 2005 as compared to 2004. Of this increase $222,000 and $353,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $85,000 and $225,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $142,000 related to an increase in production expenses.

      Volumes of oil and gas sold decreased 2,141 barrels and 38,985 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) the shutting-in of one significant well during late 2004 and early 2005 in order to perform a workover. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment included in the receipt of first revenues on one significant well during 2004, and (iii) the shutting-in of two significant wells during early 2005 in order to perform workovers.

      The increase in production expenses was primarily due to (i) workover expenses, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a positive prior period production tax adjustment made by the operator on one significant well during 2005.

      Average oil and gas prices increased to $54.48 per barrel and $7.62 per Mcf in 2005 from $39.91 per barrel and $5.76 per Mcf in 2004.

      Depletion of Net Profits Interests increased $3,000 (4.3%) in 2005 as compared to 2004. Of this increase (i) $31,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $20,000 was related to previously fully depleted wells, and (ii) $4,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by (i) the abandonment of one significant well during 2004 following an unsuccessful recompletion attempt and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 4.6% in 2005 from 4.8% in 2004.

      General and administrative expenses increased $7,000 (4.2%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 9.6% in 2005 from 9.9% in 2004.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.



                                P-5 Partnership
                                ---------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits increased $261,000 (16.8%) in 2006 as compared to 2005. Of this increase (i) $81,000 and $413,000, respectively, were related to increases in volumes of oil and gas sold and (ii) $56,000 was related to an increase in the average price of oil sold. These increases were partially offset by decreases of (i) $194,000 related to a decrease in the average price of gas sold and (ii) $95,000 related to an increase in production expenses.

      Volumes of oil and gas sold increased 1,498 barrels and 58,634 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to
(i) the successful completion of several new wells during mid 2005 through mid 2006 and (ii) an increase in production on two significant wells following their successful recompletion during early and mid 2006. These increases were partially offset by (i) normal declines in production and (ii) positive prior period volume adjustments made by the operator on several wells during 2005. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during mid 2005 through late 2006, (ii) upward revisions in the estimates of remaining gas reserves on one significant well which reduced the Partnership's overproduced in excess of estimated ultimate reserves position, thereby decreasing its gas imbalance payable, and (iii) a negative prior period volume adjustment on one significant well during 2005. These increases were partially offset by normal declines in production.

      The increase in production expenses was primarily due to (i) an increase in workover expenses, (ii) a $31,000 decrease in lease operating expenses during 2005 resulting from a decrease in the Partnership's gas balancing position on several wells, and (iii) an increase in production taxes associated with the increase in oil and gas sales. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores.

      Average oil prices increased to $63.53 per barrel in 2006 from $54.13 per barrel in 2005. Average gas prices decreased to $6.41 per Mcf in 2006 from $7.05 per Mcf in 2005.

      Depletion of Net Profits Interests increased $149,000 (140.4%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in depletable Net Profits Interests during 2006 primarily due to the recompletion of several wells and (ii) the increases in volumes of oil and gas sold. These increases were partially offset by several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 14.1% in 2006 from 6.8% in 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      The Partnership recognized a non-cash charge against earnings of $57,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses decreased $3,000 (1.7%) in 2006 as compared to 2005. As a percentage of Net Profits, these expenses decreased to 8.6% in 2006 from 10.3% in 2005, primarily due to the increase in Net Profits.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      Cumulative cash distributions to the Limited Partners through December 31, 2006 were $15,241,759 or 128.68% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits increased $340,000 (28.1%) in 2005 as compared to 2004. Of this increase $65,000 and $483,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of (i) $156,000 related to a decrease in volumes of gas sold and
(ii) $60,000 related to an increase in production expenses.

      Volumes of oil sold increased 226 barrels, while volumes of gas sold decreased 30,774 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to (i) the successful completion of several new wells during mid 2004 through mid 2005 and (ii) positive prior period volume adjustments made by the operator on several wells during 2005. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment on one significant well during 2005, and
(iii) a substantial decline in production during 2005 on one significant well following a workover of that well. The well with a substantial decline in production is not expected to return to its previously high levels of production. These decreases were partially offset by the successful completion of several new wells during mid 2004 through early 2005.

      The increase in production expenses was primarily due to (i) an increase in workover expenses and (ii) an increase in production taxes associated with the increase in oil and gas sales.

      Average oil and gas prices increased to $54.13 per barrel and $7.05 per Mcf in 2005 from $39.63 per barrel and $5.09 per Mcf in 2004.

      Depletion of Net Profits Interests increased $12,000 (12.9%) in 2005 as compared to 2004. Of this increase (i) $23,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $16,000 was related to previously fully depleted wells, and (ii) $3,000 was due to accretion of these additional asset retirement obligations. This increase was also due to an increase in depletable Net Profits Interests during 2005 primarily due to the drilling of two developmental wells. These increases were partially offset by
(i) the decrease in volumes of gas sold, (ii) one significant well being fully depleted during 2004 due to its lack of remaining reserves, and (iii) upward revisions in the estimates of remaining oil and gas reserves since December 31, 2004. As a percentage of Net Profits, this expense decreased to 6.8% in 2005 from 7.8% in 2004, primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $7,000 (4.5%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 10.3% in 2005 from 12.6% in 2004, primarily due to the increase in Net Profits.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

                                P-6 Partnership
                                ---------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits remained relatively constant in 2006 and 2005. Decreases of (i) $450,000 related to a decrease in the average price of gas sold and (ii) $50,000 related to an increase in production expenses were substantially offset by increases of (i) $38,000 and $363,000, respectively, related to increases in volumes of oil and gas sold and (ii) $90,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold increased 720 barrels and 52,032 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to
(i) the successful completion of several new wells during mid 2005 through mid 2006 and (ii) an increase in production on two significant wells following their successful recompletion during early and mid 2006. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due (i) the successful completion of several new wells during mid 2005 through late 2006, (ii) upward revisions in the estimates of remaining gas reserves on one significant well which reduced the Partnership's overproduced in excess of estimated ultimate reserves position, thereby decreasing its gas imbalance payable, and (iii) an increase in production on one significant well following its successful workover during early 2006. These increases were partially offset by normal declines in production.

      The increase in production expenses was primarily due to (i) an increase in workover expenses and (ii) a $43,000 decrease in lease operating expenses during 2005 resulting from a decrease in the Partnership's gas balancing position on several wells. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by the receipt of a $51,000 lease operating expense credit resulting from a class action settlement on one significant unit during 2006.

      Average oil prices increased to $61.49 per barrel in 2006 from $53.62 per barrel in 2005. Average gas prices decreased to $5.98 per Mcf in 2006 from $6.98 per Mcf in 2005.

      Depletion of Net Profits Interests increased $63,000 (22.2%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in depletable Net Profits Interests during 2006 primarily due to the recompletion of several wells and (ii) the increases in volumes of oil and gas sold. These increases were partially offset by (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) two significant wells being substantially depleted during 2005 due to their lack of remaining reserves. As a percentage of Net Profits, this expense increased to 13.7 % in 2006 from 11.2% in 2005, primarily due to the dollar increase in depletion of Net Profits Interests.

      The Partnership recognized a non-cash charge against earnings of $20,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses decreased $3,000 (1.5%) in 2006 as compared to 2005. As a percentage of Net Profits, these expenses decreased to 7.2% in 2006 from 7.3% in 2005.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $22,865,248 or 159.85% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                    --------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total Net Profits increased $721,000 (39.7%) in 2005 as compared to 2004. Of this increase (i) $108,000 and $647,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $134,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of $139,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 3,077 barrels, while volumes of gas sold decreased 26,040 Mcf in 2005 as compared to 2004. The increase in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during 2004 and (ii) the successful completion of several new wells during early to mid 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a substantial decline in production during 2005 on one significant well following a workover of that well, and (iii) a negative prior period volume adjustment on one significant well during 2005. The well with a substantial decline in production is not expected to return to its previous levels of production. These decreases were partially offset by (i) a negative prior period volume adjustment made by the operator on another significant well during 2004 and (ii) the successful completion of several wells during 2004 and early 2005.

      The increase in production expenses was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) an increase in workover expenses. These increases were partially offset by (i) a prior period production tax adjustment on one significant unit during 2004 and
(ii) the abandonment of one significant well during 2004 due to severe mechanical problems.

      Average oil and gas prices increased to $53.62 per barrel and $6.98 per Mcf in 2005 from $43.47 per barrel and $5.35 per Mcf in 2004.

      Depletion of Net Profits Interests increased $163,000 (135.8%) in 2005 as compared to 2004. Of this increase (i) $74,000 was due to the depletion of additional Net Profits Interests as a result of the upward revision in the estimate of the asset retirement obligations, of which $53,000 was related to previously fully depleted wells, (ii) $9,000 was due to accretion of these additional asset retirement obligations, and (iii) two significant wells being substantially depleted during 2005 due to their lack of remaining reserves. These increases were partially offset by one significant well being fully depleted during 2004 due to its lack of remaining reserves. As a percentage of Net Profits, this expense increased to 11.2% in 2005 from 6.6% in 2004, primarily due to the dollar increase in depletion of Net Profits Interests.

      General and administrative expenses increased $7,000 (3.7%) in 2005 as compared to 2004. As a percentage of Net Profits, these expenses decreased to 7.3% in 2005 from 9.9% in 2004, primarily due to the increase in Net Profits.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.


      Average Proceeds and Units of Production

      The following tables are comparisons of the annual barrel of oil equivalent ("boe") (one barrel of oil or six Mcf of gas) and the average proceeds (oil and gas sales less lease operating expenses and production taxes) received per boe attributable to the Partnerships' Net Profits for the years ended December 31, 2006, 2005, and 2004.

                             2006 Compared to 2005
                             ---------------------

                                                     Average Proceeds per
                          BOE                                BOE
              -----------------------------       --------------------------
   P/ship      2006     2005(1)    % Change        2006    2005(1)  % Change
   ------     ------    -------    --------       ------   -------  --------

    P-1       23,492     23,709       ( 1%)       $27.95    $35.33    (21%)
    P-3       39,183     40,010       ( 2%)        29.02     35.50    (18%)
    P-4       43,500     46,943       ( 7%)        35.96     37.36    ( 4%)
    P-5       56,761     45,491        25%         31.96     34.13    ( 6%)
    P-6       86,471     77,079        12%         29.27     32.95    (11%)


                             2005 Compared to 2004
                             ---------------------

                                                     Average Proceeds per
                           BOE                                BOE
              -----------------------------       --------------------------
   P/ship     2005(1)    2004(1)   % Change       2005(1)  2004(1)  % Change
   ------     -------    -------   --------       -------  -------  --------

    P-1       23,709      27,731      (15%)       $35.33    $23.92     48%
    P-3       40,010      46,554      (14%)        35.50     24.39     46%
    P-4       46,943      55,582      (16%)        37.36     29.34     27%
    P-5       45,491      50,394      (10%)        34.13     24.06     42%
    P-6       77,079      78,342      ( 2%)        32.95     23.21     42%

------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.


      Liquidity and Capital Resources

      See discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units, Related Limited Partner Matters, and Issuer Purchases of Units." The net proceeds from the Net Profits Interests are generally not reinvested in productive assets. Assuming 2006 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2006 would have the following remaining lives:

                  Discontinued Operations   Continuing Operations
                  -----------------------   ---------------------
   Partnership    Gas-Years     Oil-Years   Gas-Years   Oil-Years
   -----------    ---------     ---------   ---------   ---------

      P-1            5.3            8.5        8.1         6.3
      P-3            5.3            8.5        8.5         9.5
      P-4            2.9           12.4        8.4         3.1
      P-5            2.8           11.6        7.1         6.5
      P-6            2.6           15.7        7.1        10.3

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease from the high oil and gas prices at December 31, 2006 may cause an increase or decrease in the estimated life of said reserves. As discussed above, the Partnerships will terminate on December 31, 2007.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on Net Profits Interests and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments.

      Expenditures by the Affiliated Programs for new wells, well recompletions, or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' net Profits Interests during the years ended December 31, 2006, 2005, and 2004. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships.

               Partnership      2006        2005         2004
               -----------    --------    --------     -------

                  P-1         $ 72,683    $ 15,825     $25,183
                  P-3           89,696      19,244      80,861
                  P-4             -          7,805      36,380
                  P-5          371,520      79,369      75,826
                  P-6          432,269     213,430      26,625

      During 2006, capital expenditures affecting the P-5 Partnership's Net Profits Interests totaled approximately $372,000. These costs were indirectly incurred primarily as a result of recompletion activities on the Sugg AA 3067 #1 and Sugg AA 3 #1 wells located in Irion County, Texas, and the Loving 1 State #1 and Loving 1 State #2 wells located in Eddy County, New Mexico.

      During 2006,  capital  expenditures  affecting the P-6  Partnership's  Net
Profits Interests totaled $432,000. These costs were indirectly incurred primarily as a result of recompletion activities on the Sugg AA 3067 #1, Sugg AA 3 #1, Loving 1 State #1, Loving 1 State #2 wells referenced above and the Henderson Stovall GU #2 well located in Wharton County, Texas. During 2005, capital expenditures affecting the P-6 Partnership's Net Profits Interests totaled $213,000. These costs were indirectly incurred primarily as a result of recompletion activities on (i) the Henderson Stovall GU #2 well located in Wharton County, Texas and (ii) the Berniece 1 well located in Grayson County, Texas. The Henderson Stovall GU #2 well is included in the discontinued operations and is anticipated to be sold in the next twelve months. The reader should refer to Note 6 to the combined financial statements included in Item 8 of this Annual Report for additional information regarding this matter.

      Other capital expenditures incurred by the Partnerships during 2006, 2005, and 2004 were not material to the Partnerships' cash flows.

      The Partnerships sold certain Net Profits Interests during 2006 and 2004. No such sales occurred during 2005. These sales were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the underlying property's remaining proved reserves and future operating costs. Net proceeds from the sales were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of Net Profits Interest during 2006, 2005, and 2004, were as follows:

      Partnership            2006            2005             2004
      -----------         ----------         ----           -------

          P-1             $3,607,523         $ -            $16,707
          P-3              4,678,725           -             21,366
          P-4                240,230           -                434
          P-5                  6,297           -               -
          P-6                  2,162           -               -

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' Net Profits Interests and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not generally replacing production.

      If the Partnerships were to continue past December 31, 2007, the General Partner would expect the Partnerships' general and administrative expenses to increase due to costs required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase would reduce cash available for distributions. Due to the Partnerships' termination on December 31, 2007, these expenses will not occur; however, the Partnerships will incur increased expenses as part of their liquidation (e.g. auction fees, legal and title expenses associated with property sales, etc.).


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

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas well. If the unamortized costs, net of salvage value, of a Net Profits
Interest exceeds the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the Partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter totaled approximately $17,000, $25,000, $3,000, $57,000 and $20,000 for the P-1, P-3,
P-4, P-5, and P-6 Partnerships, respectively. Once incurred, an impairment of oil and natural gas properties is not reversible.

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


      New Accounting Pronouncement

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition and cash flows.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating and drilling costs incurred by the Partnerships. This pressure is expected to continue to the extent commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties-Oil and Gas Production, Revenue, and Price History."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of oil and gas and from the sale of the Partnerships' oil and gas properties in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the partners. The following table presents the estimated change in value presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the unaudited pro-forma balance sheet at December 31, 2006 presented in Note 7 to the combined financial statements indexed in Item 15 hereof.

                          General           Limited
      Partnership         Partner           Partners           Total
      -----------         --------          --------        ----------

           P-1            $106,000          $602,000        $  708,000
           P-3             103,000           926,000         1,029,000
           P-4              53,000           474,000           527,000
           P-5              47,000           423,000           470,000
           P-6             107,000           964,000         1,071,000



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof. Such financial statements and supplementary data are audited and presented on a going concern basis. Since termination of the Partnerships is now imminent, the General Partner has prepared unaudited pro forma combined balance sheets which are presented on a liquidation basis. These unaudited liquidation basis combined balance sheets are included in Note 7 to the financial statements indexed in Item 15 hereof.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.    CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms. This evaluation did not result in any changes in the Partnerships' internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Partnerships' internal control over financial reporting.



ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2006 but which was not so reported.



                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER, AND CORPORATE GOVERNANCE

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.


            Name              Age       Position with General Partner
      ----------------        ---      --------------------------------

      Dennis R. Neill          55      President and Director

      Judy K. Fox              56      Secretary

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2006 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.


      Compensation Committee Interlocks and Insider Participation

      As described above and in "Item 11. Executive Compensation" below, the Partnerships have no directors or executive officers. The General Partner is compensated by way of reimbursement of actual general and administrative and operating costs incurred and attributable to the Partnerships. Such reimbursements are governed by the terms of the Partnerships' partnership agreements. No directors or executive officers of the General Partner receive compensation directly from the Partnerships. Accordingly, the Partnerships do not maintain a compensation committee.

      Compensation Committee Report

      As described above, the Partnerships do not have a compensation committee or any board performing equivalent functions. The board of directors of the General Partner has not reviewed and discussed the Compensation Discussion and Analysis with management of the General Partner and does not believe that such Compensation Discussion and Analysis should be included in this Annual Report. The board of directors of the General Partner consists of Mr. Dennis R. Neill.


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



ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates and charged to each Partnership during 2006, 2005, and 2004, is set forth in the table below.
Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         2006          2005         2004
            -----------       --------      --------     --------
                P-1           $113,760      $113,760     $113,760
                P-3            178,560       178,560      178,560
                P-4            132,960       132,960      132,960
                P-5            124,680       124,680      124,680
                P-6            150,564       150,564      150,564

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2006, 2005, and 2004:





                  [Remainder of Page Intentionally Left Blank]




                                                  Salary Reimbursements

                                                     P-1 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2006

                                                                           Long Term Compensation
                                                                    -----------------------------------
                                       Annual Compensation                    Awards            Payouts
                                 ------------------------------     -----------------------     -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                     Salary      Bonus      sation       Award(s)      Options/     Payouts     sation
   Position               Year     ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
---------------           ----   -------    -------     -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)(2)           2004      -          -           -            -             -            -           -
                          2005      -          -           -            -             -            -           -
                          2006      -          -           -            -             -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2004   $66,157       -           -            -             -            -           -
                          2005   $67,887       -           -            -             -            -           -
                          2006   $69,729       -           -            -             -            -           -

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




                                                  Salary Reimbursements

                                                     P-3 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2006

                                                                             Long Term Compensation
                                                                       ----------------------------------
                                        Annual Compensation                    Awards             Payouts
                                   -------------------------------     ----------------------     -------
                                                                                      Securi-
                                                            Other                      ties                   All
     Name                                                   Annual     Restricted     Under-                 Other
      and                                                  Compen-       Stock        lying        LTIP     Compen-
   Principal                        Salary      Bonus      sation       Award(s)     Options/     Payouts   sation
   Position               Year        ($)        ($)         ($)          ($)         SARs(#)       ($)       ($)
---------------           ----     --------    -------     -------     ----------    --------     -------   -------
Dennis R. Neill,
President(1)(2)           2004         -          -           -            -            -            -         -
                          2005         -          -           -            -            -            -         -
                          2006         -          -           -            -            -            -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2004     $103,842       -           -            -            -            -         -
                          2005     $106,557       -           -            -            -            -         -
                          2006     $109,448       -           -            -            -            -         -
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




                                                  Salary Reimbursements

                                                     P-4 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2006

                                                                            Long Term Compensation
                                                                     ------------------------------------
                                        Annual Compensation                   Awards              Payouts
                                   -----------------------------     -----------------------      -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                       Salary      Bonus     sation       Award(s)      Options/      Payouts   sation
   Position               Year       ($)        ($)        ($)          ($)          SARs(#)        ($)       ($)
---------------           ----     -------    -------    -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)(2)           2004        -          -          -            -             -             -         -
                          2005        -          -          -            -             -             -         -
                          2006        -          -          -            -             -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2004     $77,323       -          -            -             -             -         -
                          2005     $79,345       -          -            -             -             -         -
                          2006     $81,497       -          -            -             -             -         -
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



                                                  Salary Reimbursements

                                                     P-5 Partnership
                                                     ---------------
                                             Three Years Ended December 31, 2006

                                                                            Long Term Compensation
                                                                     ------------------------------------
                                        Annual Compensation                   Awards              Payouts
                                   -----------------------------     -----------------------      -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying         LTIP     Compen-
   Principal                       Salary       Bonus    sation       Award(s)      Options/      Payouts   sation
   Position               Year       ($)         ($)       ($)          ($)          SARs(#)        ($)       ($)
---------------           ----     -------     -------   -------     ----------     --------      -------   -------
Dennis R. Neill,
President(1)(2)           2004        -           -         -            -             -             -         -
                          2005        -           -         -            -             -             -         -
                          2006        -           -         -            -             -             -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2004     $72,508        -         -            -             -             -         -
                          2005     $74,404        -         -            -             -             -         -
                          2006     $76,422        -         -            -             -             -         -
----------
(1)   The  general and  administrative  expenses paid by the P-5 Partnership and attributable  to salary  reimbursements do not include any salary to other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the P-5  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the P-5  Partnership  equals or  exceeds
      $100,000 per annum.


                                                  Salary Reimbursements

                                                     P-6 Partnership
                                                     ---------------
                                            Three Years Ended December 31, 2006

                                                                            Long Term Compensation
                                                                       ---------------------------------
                                         Annual Compensation                    Awards           Payouts
                                   -------------------------------     ----------------------    -------
                                                                                      Securi-
                                                            Other                      ties                   All
     Name                                                   Annual     Restricted     Under-                 Other
      and                                                  Compen-       Stock        lying       LTIP      Compen-
   Principal                       Salary       Bonus      sation       Award(s)     Options/    Payouts    sation
   Position               Year       ($)         ($)         ($)          ($)         SARs(#)      ($)        ($)
---------------           ----     -------     -------     -------     ----------    --------    -------    -------
Dennis R. Neill,
President(1)(2)           2004        -           -           -            -            -           -          -
                          2005        -           -           -            -            -           -          -
                          2006        -           -           -            -            -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)             2004     $87,560        -           -            -            -           -          -
                          2005     $89,851        -           -            -            -           -          -
                          2006     $92,288        -           -            -            -           -          -
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

      Affiliates of the Partnerships serve as operator of some of the wells in which the Partnerships own a Net Profits Interest. The owners of the working interests in these wells contract with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation which burdened the Partnerships' Net Profits Interests during the year ended December 31, 2006 is approximately $8,000, $29,000, $8,000, $39,000, and $124,000, respectively, for the P-1, P-3, P-4, P-5 and P-6 Partnerships.

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

                                                         Number of Units
                                                          Beneficially
                                                         Owned (Percent
               Beneficial Owner                          of Outstanding)
--------------------------------------------             ---------------

P-1 Partnership:
---------------

   Samson Resources Company                               34,423 (31.9%)

   All affiliates, directors, and officers of
      the General Partner as a group and the
      General Partner (4 persons)                         34,423 (31.9%)

P-3 Partnership:
---------------

   Samson Resources Company                               73,379 (43.3%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                     73,379 (43.3%)


P-4 Partnership:
---------------

   Samson Resources Company                               37,572 (29.7%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                     37,572 (29.7%)


P-5 Partnership:
---------------

   Samson Resources Company                               32,565 (27.5%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                     32,565 (27.5%)


P-6 Partnership:
---------------

   Samson Resources Company                               23,192 (16.2%)

   ATL, Inc.
   1200 Harbor Boulevard, 5th Floor
   Weehawken, NJ 07087                                    54,887 (38.4%)

   All affiliates, directors, and officers
      of the General Partner as a group and
      the General Partner (4 persons)                     23,192 (16.2%)



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE

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

      The Partnerships will terminate as of December 31, 2007. As part of the liquidation and winding-up process the General Partner will liquidate the Partnerships' properties by offering them to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with properties that have no or low value or are burdened with actual or potential liabilities. The General Partner intends to sell all such property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.



ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2006 and 2005, each Partnership paid the following audit fees:
                                                  2006        2005
                                                -------     -------

      Year-end audit per engagement letter      $26,418     $23,716
      1st quarter 10-Q review                     1,020         925
      2nd quarter 10-Q review                     1,020         917
      3rd quarter 10-Q review                     1,020         917
      8-K reviews(1)                              4,525        -

      --------------
      (1) These fees were incurred by only the P-1 and P-3 Partnerships.


      Audit-Related Fees

      During 2006 and 2005 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2006 and 2005 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.

      All Other Fees

      During 2006 and 2005 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees Paid by Affiliates

      The Partnerships' independent registered public accountants received compensation from other related partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the independent registered public accountants' independence.



                                    PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

        (1) Financial Statements: The following financial statements for the

            Geodyne Institutional/Pension Energy Income P-1 Limited Partnership and Geodyne NPI Partnership P-1 Geodyne Institutional/Pension Energy Income Limited Partnership P-3 and Geodyne NPI Partnership P-3 Geodyne Institutional/Pension Energy Income Limited Partnership P-4 and Geodyne NPI Partnership P-4 Geodyne Institutional/Pension Energy Income Limited Partnership P-5 and Geodyne NPI Partnership P-5 Geodyne Institutional/Pension Energy Income Limited Partnership P-6 and Geodyne NPI Partnership P-6

            as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are filed as part of this report:

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

 4.8 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.16 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-3 Limited Partnership filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.24 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-41 Limited Partnership filed as Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.25 Certificate of Limited Partnership dated November 9, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-5 filed as Exhibit 4.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 Amended and Restated Agreement of Limited Partnership dated February 26, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-

         5 filed as Exhibit 4.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

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

 4.32 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-5 Limited Partnership filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.40 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-6 Limited Partnership filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.4 Third Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005 for the Geodyne NPI Partnership P-1 filed as Exhibit
         10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.8 Third Amendment to Agreement of Partnership dated October 27, 2005for the Geodyne NPI Partnership P-3 filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.12 Third Amendment to Agreement of Partnership dated October 27, 2005 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.16 Third Amendment to Agreement of Partnership dated October 27, 2005 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.20 Third Amendment to Agreement of Partnership dated October 27, 2005 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

                              By:   GEODYNE RESOURCES, INC.
                                    General Partner
                                    April 16, 2007


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

By:   //s//Dennis R. Neill      President and            April 16, 2007
      --------------------      Director (Principal
          Dennis R. Neill       Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         April 16, 2007
      --------------------      Officer (Principal
          Craig D. Loseke       Accounting and
                                Financial Officer)

      //S//Judy K. Fox          Secretary                April 16, 2007
      --------------------
          Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP AND GEODYNE NPI PARTNERSHIP P-1

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership, a Texas limited partnership, and Geodyne NPI Partnership P-1, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.




PricewaterhouseCoopers LLP





Tulsa, Oklahoma
April 16, 2007

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             Combined Balance Sheets
                           December 31, 2006 and 2005


                                     ASSETS
                                     ------

                                                       2006            2005
                                                   ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                        $  496,665      $  595,286
   Accounts receivable:
      Net Profits                                       54,786         320,323
   Assets held for sale (Note 6)                       311,549            -
                                                     ---------       ---------

         Total current assets                       $  863,000      $  915,609

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                       327,000         690,032
                                                     ---------       ---------

                                                    $1,190,000      $1,605,641
                                                     =========       =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                 ($   19,475)    ($   29,401)
   Limited Partners, issued and
     outstanding, 108,074 Units                      1,209,475       1,635,042
                                                     ---------       ---------

         Total Partners' capital                    $1,190,000      $1,605,641
                                                     =========       =========











                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Operations
              For the Years Ended December 31, 2006, 2005, and 2004

                                          2006            2005          2004
                                       ----------      ----------    ----------
REVENUES:
   Net Profits                         $  656,577      $  837,617    $  663,400
   Interest income                         18,609           8,941         2,902
   Gain on sale of
      Net Profits Interests                    19             349        17,563
   Other income                            13,571            -            3,474
                                         --------       ---------     ---------
                                       $  688,776      $  846,907    $  687,339

COSTS AND EXPENSES:
   Depletion of
      Net Profits Interests            $   66,642      $   43,933    $   41,781
   Impairment provision                    16,962            -             -
   General and administrative             149,919         148,028       142,133
                                        ---------       ---------     ---------
                                       $  233,523      $  191,961    $  183,914
                                        ---------       ---------     ---------

INCOME FROM CONTINUING
   OPERATIONS                          $  455,253      $  654,946    $  503,425

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)               1,348,728       1,235,452       791,467
   Gain on disposal of
      discontinued operations
      (Note 6)                          3,481,351            -             -
                                        ---------       ---------     ---------
   NET INCOME                          $5,285,332      $1,890,398    $1,294,892
                                        =========       =========     =========

GENERAL PARTNER:
   Net income from continuing
      operations                       $   51,189      $   68,554    $   52,040
   Net income from discontinued
      operations                          484,710         126,746        81,480
                                        ----------      ---------     ---------
   NET INCOME                          $  535,899      $  195,300    $  133,520
                                        =========       =========     =========

LIMITED PARTNERS:
   Net income from continuing
      operations                       $  404,064      $  586,392    $  451,385
   Net income from
      discontinued operations           4,345,369       1,108,706       709,987
                                        ---------       ---------     ---------
   NET INCOME                          $4,749,433      $1,695,098    $1,161,372
                                        =========       =========     =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                 $     3.74      $     5.43    $     4.18
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                      40.21           10.26          6.57
                                        ---------       ---------     ---------
NET INCOME PER UNIT                    $    43.95      $    15.69    $    10.75
                                        =========       =========     =========
UNITS OUTSTANDING                         108,074         108,074       108,074
                                        =========       =========     =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2006, 2005, and 2004


                                  Limited            General
                                  Partners           Partner            Total
                                ------------        ----------      ------------

Balance, Dec. 31, 2003           $1,330,572         ($ 58,713)       $1,271,859
   Net income                     1,161,372           133,520         1,294,892
   Cash distributions           ( 1,208,000)        ( 139,653)      ( 1,347,653)
                                  ---------           -------         ---------

Balance, Dec. 31, 2004           $1,283,944         ($ 64,846)       $1,219,098
   Net income                     1,695,098           195,300         1,890,398
   Cash distributions           ( 1,344,000)        ( 159,855)      ( 1,503,855)
                                  ---------           -------         ---------

Balance, Dec. 31, 2005           $1,635,042         ($ 29,401)       $1,605,641
   Net income                     4,749,433           535,899         5,285,332
   Cash distributions           ( 5,175,000)        ( 525,973)      ( 5,700,973)
                                  ---------           -------         ---------

Balance, Dec. 31, 2006           $1,209,475         ($ 19,475)       $1,190,000
                                  =========           =======         =========





















                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2006, 2005, and 2004

                                         2006            2005           2004
                                     ------------    ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $5,285,332      $1,890,398     $1,294,892
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests                85,516          79,493         67,699
      Impairment provision                17,000            -              -
      Gain on sale of
         Net Profits Interests       (        19)    (       349)   (    17,563)
      Gain on disposal of
         discontinued operations
         (Note 6)                    ( 3,481,351)           -              -
      Settlement of asset
         retirement obligation       (       263)    (       496)          -
      Net change in accounts
         receivable / accounts
         payable - Net Profits           148,160     (   299,785)        54,004
                                       ---------       ---------     ----------

   Net cash provided by
      operating activities            $2,054,375      $1,669,261     $1,399,032
                                       ---------       ---------     ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   59,546)    ($   18,488)   ($   19,298)
   Proceeds from sale of
      oil and gas properties                -               -            16,707
   Proceeds from sale of
      discontinued operations
      (Note 6)                         3,607,523            -              -
                                       ---------       ---------     ----------

   Net cash provided (used) by
      investing activities            $3,547,977     ($   18,488)   ($    2,591)
                                       ---------       ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($5,700,973)    ($1,503,855)   ($1,347,653)
                                       ---------       ---------     ----------
   Net cash used by financing
      activities                     ($5,700,973)    ($1,503,855)   ($1,347,653)
                                       ---------       ---------     ----------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         ($   98,621)     $  146,918     $   48,788

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                595,286         448,368        399,580
                                       ---------       ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    $  496,665      $  595,286     $  448,368
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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 AND GEODYNE NPI PARTNERSHIP P-3

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-3, an Oklahoma limited partnership, and Geodyne NPI Partnership P-3, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.



PricewaterhouseCoopers LLP








Tulsa, Oklahoma
April 16, 2007

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             Combined Balance Sheets
                           December 31, 2006 and 2005


                                     ASSETS
                                     ------

                                                          2006          2005
                                                       ----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents                           $  852,351    $  885,655
   Accounts receivable:
      Net Profits                                          86,855       460,877
   Assets held for sale (Note 6)                          404,587          -
                                                        ---------     ---------

         Total current assets                          $1,343,793    $1,346,532

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                          556,629     1,058,322
                                                        ---------     ---------

                                                       $1,900,422    $2,404,854
                                                        =========     =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                     $   15,052   ($    4,259)
   Limited Partners, issued and
     outstanding, 169,637 Units                         1,885,370     2,409,113
                                                        ---------     ---------

         Total Partners' capital                       $1,900,422    $2,404,854
                                                        =========     =========











                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Operations
              For the Years Ended December 31, 2006, 2005, and 2004

                                      2006             2005            2004
                                   ----------       ----------      ----------
REVENUES:
   Net Profits                     $1,136,955       $1,420,511      $1,135,626
   Interest income                     27,558           13,401           4,406
   Gain on sale of
      Net Profits Interests                28              440          22,514
   Other income                        17,097             -              4,376
                                    ---------        ---------       ---------

                                   $1,181,638       $1,434,352      $1,166,922

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $  109,112       $   71,407      $  170,836
   Impairment provision                25,083             -               -
   General and administrative         217,060          215,347         209,719
                                    ---------        ---------       ---------
                                   $  351,255       $  286,754      $  380,555
                                    ---------        ---------       ---------

INCOME FROM CONTINUING
  OPERATIONS                       $  830,383       $1,147,598      $  786,367

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)           1,727,111        1,591,882       1,017,253
   Gain on disposal of
      discontinued operations
      (Note 6)                      4,511,148             -               -
                                    ---------        ---------       ---------
   NET INCOME                      $7,068,642       $2,739,480      $1,803,620
                                    =========        =========       =========

GENERAL PARTNER:
   Net income from continuing
      operations                   $   92,360       $  119,846      $   91,339
   Net income from discontinued
      operations                      626,025          163,411         104,791
                                    ---------        ---------       ---------
   NET INCOME                      $  718,385       $  283,257      $  196,130
                                    =========        =========       =========

LIMITED PARTNERS:
   Net income from continuing
      operations                   $  738,023       $1,027,752      $  695,028
   Net income from
      discontinued operations       5,612,234        1,428,471         912,462
                                    ---------        ---------       ---------
   NET INCOME                      $6,350,257       $2,456,223      $1,607,490
                                    =========        =========       =========
NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT             $     4.35       $     6.06      $     4.10
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                  33.08             8.42            5.38
                                    ---------        ---------       ---------
NET INCOME PER UNIT                $    37.43       $    14.48      $     9.48
                                    =========        =========       =========
UNITS OUTSTANDING                     169,637          169,637         169,637
                                    =========        =========       =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2006, 2005, and 2004


                               Limited            General
                               Partners           Partner            Total
                             ------------        ----------      ------------

Balance, Dec. 31, 2003        $2,018,400         ($ 47,020)       $1,971,380
   Net income                  1,607,490           196,130         1,803,620
   Cash distributions        ( 1,737,000)        ( 202,539)      ( 1,939,539)
                               ---------           -------         ---------

Balance, Dec. 31, 2004        $1,888,890         ($ 53,429)       $1,835,461
   Net income                  2,456,223           283,257         2,739,480
   Cash distributions        ( 1,936,000)        ( 234,087)      ( 2,170,087)
                               ---------           -------         ---------

Balance, Dec. 31, 2005        $2,409,113         ($  4,259)       $2,404,854
   Net income                  6,350,257           718,385         7,068,642
   Cash distributions        ( 6,874,000)        ( 699,074)      ( 7,573,074)
                               ---------           -------         ---------

Balance, Dec. 31, 2006        $1,885,370          $ 15,052        $1,900,422
                               =========           =======         =========






















                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2006, 2005, and 2004

                                           2006          2005          2004
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $7,068,642    $2,739,480    $1,803,620
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests                 133,527       118,326       204,906
      Impairment provisions                 25,105          -             -
      Gain on sale of
         Net Profits Interests         (        28)  (       440)  (    22,514)
      Gain on disposal of
         discontinued operations
         (Note 6)                      ( 4,511,148)         -             -
      Settlement of asset
         retirement obligation         (       330)  (       622)         -
      Net change in accounts
         receivable / accounts
         payable - Net Profits             218,171   (   406,835)       52,782
                                         ---------     ---------     ---------

   Net cash provided by
      operating activities              $2,933,939    $2,449,909    $2,038,794
                                         ---------     ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   72,894)  ($   27,363)  ($   68,952)
   Proceeds from sale of
      oil and gas properties                  -             -           21,366
   Proceeds from disposal of
      discontinued operations
      (Note 6)                           4,678,725          -             -
                                         ---------     ---------     ---------

   Net cash provided (used)
      by investing activities           $4,605,831   ($   27,363)  ($   47,586)
                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($7,573,074)  ($2,170,087)  ($1,939,539)
                                         ---------     ---------     ---------

   Net cash used by financing
      activities                       ($7,573,074)  ($2,170,087)  ($1,939,539)
                                         ---------     ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($   33,304)   $  252,459    $   51,669

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  885,655       633,196       581,527
                                         ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $  852,351    $  885,655    $  633,196
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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 AND GEODYNE NPI PARTNERSHIP P-4

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-4, an Oklahoma limited partnership, and Geodyne NPI Partnership P-4, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.




PricewaterhouseCoopers LLP







Tulsa, Oklahoma
April 16, 2007

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             Combined Balance Sheets
                           December 31, 2006 and 2005


                                     ASSETS
                                     ------
                                                     2006              2005
                                                 ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $  697,647        $  599,645
   Accounts receivable:
      Net Profits                                    154,779           304,105
   Assets held for sale (Note 6)                      12,789              -
                                                   ---------         ---------

         Total current assets                     $  865,215        $  903,750

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                     303,374           401,259
                                                   ---------         ---------

                                                  $1,168,589        $1,305,009
                                                   =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                               ($   45,401)      ($   43,366)
   Limited Partners, issued and
     outstanding, 126,306 Units                    1,213,990         1,348,375
                                                   ---------         ---------

         Total Partners' capital                  $1,168,589        $1,305,009
                                                   =========         =========












                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Operations
              For the Years Ended December 31, 2006, 2005, and 2004

                                      2006            2005             2004
                                   ----------      ----------       ----------
REVENUES:
   Net Profits                     $1,564,465      $1,753,988       $1,630,505
   Interest income                     16,816           9,403            3,147
   Gain on sale of
      Net Profits Interests              -               -                 962
                                    ---------       ---------        ---------
                                   $1,581,281      $1,763,391       $1,634,614

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests            $   82,128      $   81,028       $   77,685
   Impairment provision                 2,591            -                -
   General and administrative         165,163         167,890          161,110
                                    ---------       ---------        ---------
                                   $  249,882      $  248,918       $  238,795
                                    ---------       ---------        ---------

INCOME FROM CONTINUING
   OPERATIONS                      $1,331,399      $1,514,473       $1,395,819

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)              63,260          71,575           35,589
   Gain on disposal of
      discontinued operations
      (Note 6)                        232,679            -                -
                                    ---------       ---------        ---------
   NET INCOME                      $1,627,338      $1,586,048       $1,431,408
                                    =========       =========        =========

GENERAL PARTNER:
   Net income from continuing
      operations                   $  139,083      $  157,799       $  146,259
   Net income from discontinued
      operations                       29,640           7,362            3,657
                                    ---------       ---------        ---------
   NET INCOME                      $  168,723      $  165,161       $  149,916
                                    =========       =========        =========
LIMITED PARTNERS -
   Net income from continuing
      operations                   $1,192,316      $1,356,674       $1,249,560
   Net income from
      discontinued operations         266,299          64,213           31,932
                                    ---------       ---------        ---------
   NET INCOME                      $1,458,615      $1,420,887       $1,281,492
                                    =========       =========        =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT             $     9.44      $    10.74       $     9.89
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                   2.11             .51              .25
                                    ---------       ---------        ---------
NET INCOME PER UNIT                $    11.55      $    11.25       $    10.14
                                    =========       =========        =========
UNITS OUTSTANDING                     126,306         126,306          126,306
                                    =========       =========        =========





                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2006, 2005, and 2004


                                Limited           General
                                Partners          Partner            Total
                              ------------       ----------      ------------

Balance, Dec. 31, 2003         $1,142,996        ($ 66,233)       $1,076,763
   Net income                   1,281,492          149,916         1,431,408
   Cash distributions         ( 1,180,000)       ( 141,329)      ( 1,321,329)
                                ---------          -------         ---------

Balance, Dec. 31, 2004         $1,244,488        ($ 57,646)       $1,186,842
   Net income                   1,420,887          165,161         1,586,048
   Cash distributions         ( 1,317,000)       ( 150,881)      ( 1,467,881)
                                ---------          -------         ---------

Balance, Dec. 31, 2005         $1,348,375        ($ 43,366)       $1,305,009
   Net income                   1,458,615          168,723         1,627,338
   Cash distributions         ( 1,593,000)       ( 170,758)      ( 1,763,758)
                                ---------          -------         ---------

Balance, Dec. 31, 2006         $1,213,990        ($ 45,401)       $1,168,589
                                =========          =======         =========






















                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2006, 2005, and 2004

                                         2006           2005           2004
                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,627,338     $1,586,048     $1,431,408
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depletion of Net
        Profits Interests                 82,637         83,298         78,779
      Impairment Provision                 2,591           -              -
      Gain on sale of Net
         Profits Interests                  -              -       (       962)
      Gain on disposal of
         discontinued operations
         (Note 6)                    (   232,679)          -              -
      Settlement of asset
         retirement obligation              -              -       (        77)
      Net changes in accounts
         receivable / accounts
         payable - Net Profits           143,466    (   103,529)   (    46,036)
                                       ---------      ---------      ---------

   Net cash provided by
     operating activities             $1,623,353     $1,565,817     $1,463,112
                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($    1,823)   ($    8,504)   ($   31,868)
   Proceeds from sale of
      oil and gas properties                -              -               434
   Proceeds from disposal of
      discontinued operations
      (Note 6)                           240,230           -              -
                                       ---------      ---------      ---------

   Net cash provided (used) by
      investing activities            $  238,407    ($    8,504)   ($   31,434)
                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,763,758)   ($1,467,881)   ($1,321,329)
                                       ---------      ---------      ---------
   Net cash used by financing
      activities                     ($1,763,758)   ($1,467,881)   ($1,321,329)
                                       ---------      ---------      ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $   98,002     $   89,432     $  110,349

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                599,645        510,213        399,864
                                       ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    $  697,647     $  599,645     $  510,213
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

                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 AND GEODYNE NPI PARTNERSHIP P-5

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-5, an Oklahoma limited partnership, and Geodyne NPI Partnership P-5, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.



PricewaterhouseCoopers LLP







Tulsa, Oklahoma
April 16, 2007

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             Combined Balance Sheets
                           December 31, 2006 and 2005

                                     ASSETS
                                     ------
                                                      2006              2005
                                                  ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                       $  546,848        $  479,513
   Accounts receivable:
      Net Profits                                     205,280            76,668
   Assets held for sale (Note 6)                        8,219              -
                                                    ---------         ---------

         Total current assets                      $  760,347        $  556,181

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                      701,700           639,293
                                                    ---------         ---------

                                                   $1,462,047        $1,195,474
                                                    =========         =========


                           PARTNERS' CAPITAL (DEFICIT)
                           ---------------------------


PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($   24,852)      ($   33,844)
   Limited Partners, issued and
     outstanding, 118,449 Units                     1,486,899         1,229,318
                                                    ---------         ---------

         Total Partners' capital                   $1,462,047        $1,195,474
                                                    =========         =========












                     The accompanying notes are an integral
                  part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Operations
              For the Years Ended December 31, 2006, 2005, and 2004

                                           2006           2005          2004
                                        ----------     ----------   ------------
REVENUES:
   Net Profits                          $1,814,055     $1,552,824    $1,212,427
   Interest income                          13,511          8,691         2,632
   Loss on sale of Net
      Profits Interests                       -              -      (       749)
   Other income                              6,968          2,136          -
                                         ---------      ---------     ---------
                                        $1,834,534     $1,563,651    $1,214,310

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                 $  255,240     $  106,181    $   94,021
   Impairment provision                     57,321           -             -
   General and administrative              156,573        159,284       152,465
                                         ---------      ---------     ---------
                                        $  469,134     $  265,465    $  246,486
                                         ---------      ---------     ---------

INCOME FROM CONTINUING
  OPERATIONS                            $1,365,400     $1,298,186    $  967,824

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)                   37,817         37,857        33,623
   Gain on disposal of
      discontinued operations
      (Note 6)                               6,297           -             -
                                         ---------      ---------     ---------
   NET INCOME                           $1,409,514     $1,336,043    $1,001,447
                                         =========      =========     =========

GENERAL PARTNER:
   Net income from continuing
      operations                        $  163,319     $  138,506    $  104,981
   Net income from discontinued
      operations                             4,614          3,866         3,447
                                         ---------      ---------     ---------
   NET INCOME                           $  167,933     $  142,372    $  108,428
                                         =========      =========     =========

LIMITED PARTNERS:
   Net income from continuing
      operations                        $1,202,081     $1,159,680    $  862,843
   Net income from
      discontinued operations               39,500         33,991        30,176
                                         ---------      ---------     ---------
   NET INCOME                           $1,241,581     $1,193,671    $  893,019
                                         =========      =========     =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                  $    10.15     $     9.79    $     7.28
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                         .33            .29           .25
                                         ---------      ---------     ---------
NET INCOME PER UNIT                     $    10.48     $    10.08    $     7.53
                                         =========      =========     =========
UNITS OUTSTANDING                          118,449        118,449       118,449
                                         =========      =========     =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2006, 2005, and 2004


                              Limited            General
                              Partners           Partner            Total
                            ------------        ----------      ------------

Balance, Dec. 31, 2003       $1,009,628         ($ 59,667)       $  949,961
   Net income                   893,019           108,428         1,001,447
   Cash distributions       (   822,000)        (  97,273)      (   919,273)
                              ---------           -------         ---------

Balance, Dec. 31, 2004       $1,080,647         ($ 48,512)       $1,032,135
   Net income                 1,193,671           142,372         1,336,043
   Cash distributions       ( 1,045,000)        ( 127,704)      ( 1,172,704)
                              ---------           -------         ---------

Balance, Dec. 31, 2005       $1,229,318         ($ 33,844)       $1,195,474
   Net income                 1,241,581           167,933         1,409,514
   Cash distributions       (   984,000)        ( 158,941)      ( 1,142,941)
                              ---------           -------         ---------

Balance, Dec. 31, 2006       $1,486,899         ($ 24,852)       $1,462,047
                              =========           =======         =========























                     The accompanying notes are an integral
                  part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2006, 2005, and 2004

                                         2006           2005           2004
                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,409,514     $1,336,043     $1,001,447
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Depletion of Net
         Profits Interests               257,205        107,072         94,961
      Impairment provision                57,609           -              -
      Loss on sale of Net
         Profits Interests                  -              -               749
      Gain on disposal of
         discontinued operations
         (Note 6)                    (     6,297)          -              -
      Settlement of asset
         retirement obligation       (        91)          -       (       104)
      Net change in accounts
         receivable / accounts
         payable - Net Profits       (   123,464)   (   116,235)   (    62,284)
                                       ---------      ---------      ---------

   Net cash provided by
     operating activities             $1,594,476     $1,326,880     $1,034,769
                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($  390,497)   ($   68,503)   ($   59,150)
   Proceeds from disposal of
      discontinued operations
      (Note 6)                             6,297           -              -
                                       ---------      ---------      ---------
   Net cash used by
      investing activities           ($  384,200)   ($   68,503)   ($   59,150)
                                       ---------      ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,142,941)   ($1,172,704)   ($  919,273)
                                       ---------      ---------      ---------
   Net cash used by financing
      activities                     ($1,142,941)   ($1,172,704)   ($  919,273)
                                       ---------      ---------      ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $   67,335     $   85,673     $   56,346

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                479,513        393,840        337,494
                                       ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    $  546,848     $  479,513     $  393,840
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

                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6 AND GEODYNE NPI PARTNERSHIP P-6

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Institutional/Pension Energy Income Limited Partnership P-6, an Oklahoma limited partnership, and Geodyne NPI Partnership P-6, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.







PricewaterhouseCoopers LLP





Tulsa, Oklahoma
April 16, 2007

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             Combined Balance Sheets
                           December 31, 2006 and 2005

                                     ASSETS
                                     ------
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  661,731        $  770,659
   Accounts receivable:
      Net Profits                                  6,110              -
                                               ---------         ---------

         Total current assets                 $  667,841        $  770,659

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,196,173         1,292,562
                                               ---------         ---------

                                              $1,864,014        $2,063,221
                                               =========         =========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
      Net Profits                             $     -            $   36,095
      Liabilities - held for sale
         (Note 6)                                 25,179               -
                                               ---------          ---------
         Total current liabilities            $   25,179         $   36,095

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   34,262)       ($   17,913)
   Limited Partners, issued and
     outstanding, 143,041 Units                1,873,097          2,045,039
                                               ---------          ---------

         Total Partners' capital              $1,838,835         $2,027,126
                                               =========          =========

                                              $1,864,014         $2,063,221
                                               =========          =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                            LIMITED PARTNERSHIP P-6
                          GEODYNE NPI PARTNERSHIP P-6
                       Combined Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                           2006          2005           2004
                                       ------------   ----------    ------------
REVENUES:
   Net Profits                          $2,530,650    $2,539,391     $1,818,012
   Interest income                          21,454        11,284          3,941
   Loss on sale of Net
      Profits Interests                       -             -       (       256)
   Other income                              2,392           733           -
                                         ---------     ---------      ---------

                                        $2,554,496    $2,551,408     $1,821,697

COSTS AND EXPENSES:
   Depletion of Net
      Profits Interests                 $  346,157    $  283,347     $  120,184
   Impairment provision                     20,082          -              -
   General and administrative              183,454       186,214        179,519
                                         ---------     ---------      ---------
                                        $  549,693    $  469,561     $  299,703
                                         ---------     ---------      ---------

INCOME FROM CONTINUING
  OPERATIONS                            $2,004,803    $2,081,847     $1,521,994

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued
      operations (Note 6)              (    63,474)       56,589         45,139
   Gain on disposal of
      discontinued operations
      (Note 6)                               2,162          -              -
                                         ---------     ---------      ---------
   NET INCOME                           $1,943,491    $2,138,436     $1,567,133
                                         =========     =========      =========
GENERAL PARTNER:
   Net income from continuing
      operations                        $  231,296    $  232,558     $  162,622
   Net income from discontinued
      operations                            10,137         6,951          4,612
                                         ---------     ---------      ---------
   NET INCOME                           $  241,433    $  239,509     $  167,234
                                         =========     =========      =========

LIMITED PARTNERS:
   Net income from continuing
      operations                        $1,773,507    $1,849,289     $1,359,372
   Net income (loss) from
      discontinued operations          (    71,449)       49,638         40,527
                                         ---------     ---------      ---------
   NET INCOME                           $1,702,058    $1,898,927     $1,399,899
                                         =========     =========      =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                  $    12.40    $    12.93     $     9.50
NET INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS
   PER UNIT                            (       .50)          .35            .28
                                         ---------     ---------      ---------
NET INCOME PER UNIT                     $    11.90    $    13.28     $     9.78
                                         =========     =========      =========
UNITS OUTSTANDING                          143,041       143,041        143,041
                                         =========     =========      =========































              The accompanying notes are an integral part of these
                         combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2006, 2005, and 2004


                              Limited            General
                              Partners           Partner            Total
                            ------------        ----------      ------------

Balance, Dec. 31, 2003       $1,853,213         ($ 60,944)       $1,792,269
   Net income                 1,399,899           167,234         1,567,133
   Cash distributions       ( 1,587,000)        ( 158,438)      ( 1,745,438)
                              ---------           -------         ---------

Balance, Dec. 31, 2004       $1,666,112         ($ 52,148)       $1,613,964
   Net income                 1,898,927           239,509         2,138,436
   Cash distributions       ( 1,520,000)        ( 205,274)      ( 1,725,274)
                              ---------           -------         ---------

Balance, Dec. 31, 2005       $2,045,039         ($ 17,913)       $2,027,126
   Net income                 1,702,058           241,433         1,943,491
   Cash distributions       ( 1,874,000)        ( 257,782)      ( 2,131,782)
                              ---------           -------         ---------

Balance, Dec. 31, 2006       $1,873,097         ($ 34,262)       $1,838,835
                              =========           =======         =========




















                     The accompanying notes are an integral
                  part of these combined financial statements.

                   GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                             LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2006, 2005, and 2004

                                        2006           2005           2004
                                    ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,943,491     $2,138,436     $1,567,133
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Depletion of Net
        Profits Interests               357,769        297,704        121,279
      Impairment provision              189,225           -              -
      Loss on sale of Net
        Profits Interests                  -              -               256
      Gain on disposal of
        discontinued operations
        (Note 6)                    (     2,162)          -              -
      Settlement of asset
        retirement obligation       (     2,312)   (       382)   (       388)
      Net change in accounts
        receivable / accounts
        payable - Net Profits            50,323    (   279,798)   (    19,939)
                                      ---------      ---------      ---------

   Net cash provided by
      operating activities           $2,536,334     $2,155,960     $1,668,341
                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  515,642)   ($  129,299)   ($   21,366)
   Proceeds from disposal of
      discontinued operations
      (Note 6)                            2,162           -              -
                                      ---------      ---------      ---------

   Net cash used by
      investing activities          ($  513,480)   ($  129,299)   ($   21,366)
                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,131,782)   ($1,725,274)   ($1,745,438)
                                      ---------      ---------      ---------
   Net cash used by financing
      activities                    ($2,131,782)   ($1,725,274)   ($1,745,438)
                                      ---------      ---------      ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        ($  108,928)    $  301,387    ($   98,463)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               770,659        469,272        567,735
                                      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  661,731     $  770,659     $  469,272
                                      =========      =========      =========






































                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
           Notes to the Combined Financial Statements For the Periods
                     Ended December 31, 2006, 2005, and 2004


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

      The Partnerships' original termination date under their partnership agreements was December 31, 2005. The General Partner may extend the terms of the Partnerships for up to five two-year extension periods. The General Partner has extended the terms of the Partnerships for their first two-year period to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. See Note 7 for more information regarding the Partnership terminations.

      An affiliate of the General Partner owned the following Units at December 31, 2006:

                                                  Percent of
                               Number of         Outstanding
            Partnership       Units Owned           Units
            -----------       -----------        -----------

                 P-1             34,348             31.78%
                 P-3             73,164             43.13%
                 P-4             36,858             29.18%
                 P-5             32,277             27.25%
                 P-6             22,653             15.84%

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


      Basis of Presentation

      These financial statements reflect the combined accounts of each Geodyne Institutional/Pension Energy Income Limited Partnership and its related Geodyne NPI Partnership after the elimination of all inter-partnership transactions and balances. These financial statements are presented on a going concern basis.


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

      Depletion of the cost of Net Profits Interests is computed on the units-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depletion rate, which includes accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2006, 2005, and 2004 were as follows:

                  Partnership       2006         2005(1)     2004(1)
                  -----------       -----        -------     -------

                      P-1           $2.84         $1.85       $1.51
                      P-3            2.78          1.78        3.67
                      P-4            1.89          1.73        1.40
                      P-5            4.50          2.33        1.87
                      P-6            4.00          3.68        1.53

(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Note 6 for more information about these discontinued operations.

      The Partnerships evaluate the recoverability of the carrying costs of their Net Profits Interests in proved oil and gas properties for each oil and gas well. If the unamortized costs, net of salvage value, of a Net Profits Interest exceed the expected undiscounted future cash flows from such Net Profits Interest, the cost of the Net Profits Interest is written down to fair value, which is determined by using the discounted future cash flows from the Net Profits Interest. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter totaled approximately $17,000, $25,000, $3,000, $57,000, and $20,000 for
the P-1, P-3, P-4, P-5 and P-6 Partnerships, respectively. Once incurred, an impairment of oil and natural gas properties is not reversible.


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

      The components of the change in asset retirement obligations for the years ended December 31, 2006 and 2005 are as shown below.

                                 P-1 Partnership
                                 ---------------

                                             2006              2005
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $118,480          $ 58,753
Additions                                       558               803
Revisions                                      -               54,482
Settlements and Disposals                 (   5,402)        (   1,250)
Accretion Expense                             5,942             5,692
Discontinued operations                   (  54,420)             -
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $ 65,158          $118,480
                                            =======           =======



                                 P-3 Partnership
                                 ---------------

                                             2006              2005
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $184,212          $ 99,718
Additions                                       772             1,016
Revisions                                      -               76,321
Settlements and Disposals                 (  10,189)        (   1,574)
Accretion Expense                             9,101             8,731
Discontinued operations                   (  66,837)             -
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $117,059          $184,212
                                            =======           =======

                                 P-4 Partnership
                                 ---------------

                                             2006              2005
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $138,714          $ 56,920
Additions                                       122              -
Revisions                                      -               75,529
Settlements and Disposals                 (   6,577)             -
Accretion Expense                             6,561             6,265
Discontinued operations                   (   2,621)             -
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $136,199          $138,714
                                            =======           =======



                                 P-5 Partnership
                                 ---------------

                                             2006              2005
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $142,799          $ 76,681
Additions                                       340             1,477
Revisions                                      -               58,400
Settlements and Disposals                 (      91)             -
Accretion Expense                             6,625             6,241
Discontinued operations                   (     164)             -
                                            -------          --------
Total Asset Retirement
   Obligation, December 31                 $149,509          $142,799
                                            =======           =======

                                 P-6 Partnership
                                 ---------------

                                             2006              2005
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $413,445          $208,086
Additions                                       120               573
Revisions                                      -              192,567
Settlements and Disposals                 (   5,470)        (   5,636)
Accretion Expense                            18,467            17,855
Discontinued operations                   (  27,527)             -
                                            -------          --------
Total Asset Retirement
   Obligation, December 31                 $399,035          $413,445
                                            =======           =======


      New Accounting Pronouncement

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition and cash flows.


      Discontinued Operations

      As further discussed in Note 3, the P-1, P-3, P-4, P-5 and P-6 Partnerships sold their interests in a number of producing properties to independent third parties at large public oil and gas auctions in 2006. Additional properties for all of the Partnerships will be sold at auctions in 2007. The properties sold in the 2006 auctions and those scheduled to be sold in 2007 auctions represent a disposal of a component under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expenses.

      Reclassification

      Certain prior year balances have been reclassified to conform with current year presentation.



2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreement. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2006, 2005, and 2004:

            Partnership         2006        2005        2004
            -----------       --------    --------    --------

                 P-1          $113,760    $113,760    $113,760
                 P-3           178,560     178,560     178,560
                 P-4           132,960     132,960     132,960
                 P-5           124,680     124,680     124,680
                 P-6           150,564     150,564     150,564

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates during the year ended December 31, 2006 is approximately as set forth in the table below:

             Partnership             Amount
             -----------            -------
                  P-1               $ 8,000
                  P-3                29,000
                  P-4                 8,000
                  P-5                39,000
                  P-6               124,000

3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of combined oil and gas sales attributable to each of the Partnership's Net Profits Interest during the years ended December 31, 2006, 2005, and 2004:

                                                          Percentage
                                                 ----------------------------
Partnership         Purchaser                    2006        2005       2004
----------- ------------------------             -----       -----      -----

    P-1           Chevron North American
                    Exploration &
                    Production Company           10.4%         -        11.3%
                  Duke Energy Field
                    Services, Inc.
                    ("Duke")                       -         10.7%      11.5%
                  Cinergy Marketing
                    ("Cinergy")                    -           -        13.2%

    P-3           Duke                           11.2%       13.9%      14.9%
                  Cinergy                          -           -        12.0%

    P-4           ConocoPhillips Company         32.4%       27.8%         -
                  Gulfterra Central
                    Point Allocation             18.5%       21.8%      11.4%
                  Enogex Services
                    Corporation ("Enogex")       10.5%       10.1%         -
                  Eaglwing Trading, Inc.           -           -        25.3%

    P-5           Enogex                         16.3%       18.2%      20.2%
                  NGPL Allocation                11.8%         -          -
                  ONEOK Texas Energy
                    Resources ("ONEOK")            -         21.0%      14.6%
                  Cinergy                          -         11.7%      16.1%
                  Duke                             -         10.3%      11.5%

    P-6           Duke                           18.0%       19.8%      23.1%
                  Kinder Morgan, Inc.            15.5%       17.1%      19.5%
                  Eaglwing Trading, Inc.         10.2%         -          -
                  ONEOK                            -         13.3%      11.1%

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


      Capitalized Costs

      Capitalized costs and accumulated depletion at December 31, 2006 and 2005 were as follows:



                                P-1 Partnership
                                ---------------

                                               2006            2005
                                          -------------     -------------
Net Profits Interests in proved
  oil and gas properties                   $ 3,677,284       $ 6,474,014

Less accumulated depletion
  and valuation allowance                 (  3,350,284)     (  5,783,982)
                                            ----------        ----------
  Net Profits Interests, net               $   327,000       $   690,032
                                            ==========        ==========


                                P-3 Partnership
                                ---------------

                                               2006               2005
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 6,247,289       $ 9,889,591

Less accumulated depletion
   and valuation allowance                (  5,690,660)     (  8,831,269)
                                            ----------        ----------
   Net Profits Interests, net              $   556,629       $ 1,058,322
                                            ==========        ==========

                                P-4 Partnership
                                ---------------

                                               2006               2005
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 7,878,970       $ 8,134,269

Less accumulated depletion
   and valuation allowance                (  7,575,596)     (  7,733,010)
                                            ----------        ----------
   Net Profits Interests, net              $   303,374       $   401,259
                                            ==========        ==========


                                P-5 Partnership
                                ---------------

                                               2006              2005
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $ 9,483,512       $ 9,156,799

Less accumulated depletion
   and valuation allowance                (  8,781,812)     (  8,517,506)
                                            ----------        ----------
   Net Profits Interest, net               $   701,700       $   639,293
                                            ==========        ==========


                                P-6 Partnership
                                ---------------

                                               2006               2005
                                          -------------     -------------
Net Profits Interests in proved
   oil and gas properties                  $11,473,716       $11,605,260

Less accumulated depletion
   and valuation allowance                ( 10,277,543)     ( 10,312,698)
                                            ----------        ----------
   Net Profits Interests, net              $ 1,196,173       $ 1,292,562
                                            ==========        ==========

      Costs Incurred

      No property acquisition or exploration costs were incurred by the Partnerships during the three years ended December 31, 2006. The following table sets forth the development costs related to the working interests which are burdened by the Partnerships' Net Profits Interests during the years ended December 31, 2006, 2005, and 2004. Since these acquisition and development costs were charged against the Net Profits payable to the Partnerships, such costs were indirectly borne by the Partnerships.

      Partnership                    2006        2005(1)      2004
      -----------                ----------     --------  -------

           P-1                    $ 72,683      $ 15,825    $25,183
           P-3                      89,696        19,244     80,861
           P-4                        -            7,805     36,380
           P-5                     371,520        79,369     75,826
           P-6                     432,269       213,430     26,625

      ---------------
(1) Excludes the estimated asset retirement costs for the P-1, P-3, P-4, P-5, and P-6 Partnerships of approximately $54,000, $76,000, $76,000, $58,000, and $193,000, respectively, recorded as a revision in FAS No. 143 during 2005 due to an increase in both the labor and rig costs associated with plugging wells.


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of proved reserves attributable to the Partnerships' Net Profits Interests, all of which are located in the United States of America, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and (iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

      In general, the Partnerships experienced downward revisions in gas reserves at December 31, 2006 as compared to December 31, 2005 due to the decrease in the gas prices used to estimate reserves. The P-4, P-5, and P-6 Partnerships had an increase in gas reserves due to revised forecasts on several properties based on actual production experience.

      Following is a description of those oil and gas properties for which revisions in the continuing operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the Partnerships:

                   The P-1 and P-3 Partnerships' estimated proved oil reserves decreased approximately 13,000 barrels and 17,000 barrels, respectively, in the Pecos Valley Unit due to a revised forecast in reserves based on actual production experience and a steeper decline rate resulting in a shorter reserve life.

                   In addition, the P-4 Partnership's estimated proved oil reserves increased approximately 12,000 barrels in the Amoco Fee #3 due to a revised forecast in reserves based on actual production experience.

      Following is a description of those oil and gas properties for which revisions in the discontinued operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the
Partnerships:

                   The P-5 Partnership's estimated proved oil reserves increased approximately 1,100 barrels in the North Robertson Unit due to a revised forecast in reserves based on actual production experience and a lower decline rate resulting in a long reserve life.

                   The P-6 Partnership's estimated proved gas reserves decreased approximately 62,000 Mcf in the Jo Neal #1 due to a revised forecast in reserves based on actual production experience and an increase in monthly lease operating expenses.



                                 P-1 Partnership
                                 ---------------

                                       Discontinued Operations     Continuing Operations
                                      ------------------------    ------------------------
                                        Crude        Natural        Crude        Natural
                                         Oil           Gas           Oil           Gas
                                      (Barrels)       (Mcf)       (Barrels)       (Mcf)
                                      ---------    -----------    ---------    -----------
Proved reserves, Dec. 31, 2003         180,163      1,015,901       28,110      1,250,809
Production                            ( 17,453)    (   96,953)     ( 1,924)    (  154,840)
Sale of minerals in place                 -              -         (    30)          -
Extensions and discoveries               4,500          6,244          143          2,037
Revisions of previous estimates         39,696         49,252       10,777        219,284
                                       -------      ---------       ------      ---------

Proved reserves, Dec. 31, 2004         206,906        974,444       37,076      1,317,290
Production                            ( 16,467)    (  109,169)     ( 2,169)    (  129,240)
Extensions and discoveries               2,285          9,533        1,302         13,737
Revisions of previous estimates         19,524         61,714      ( 7,963)        53,909
                                       -------      ---------       ------      ---------

Proved reserves, Dec. 31, 2005         212,248        936,522       28,246      1,255,696
Production                            ( 16,331)    (  110,069)     ( 2,344)    (  126,886)
Sale of minerals in place             ( 58,830)    (  201,861)        -              -
Extensions and discoveries                   2         10,634        2,140          6,872
Revisions of previous estimates          1,737     (   48,985)     (13,186)    (  102,152)
                                       -------      ---------       ------      ---------

Proved reserves, Dec. 31, 2006         138,826        586,241       14,856      1,033,530
                                       =======      =========       ======      =========
PROVED DEVELOPED RESERVES:
    December 31, 2004                  206,906        974,444       37,076      1,317,290
                                       =======      =========       ======      =========
    December 31, 2005                  212,248        936,522       28,246      1,255,696
                                       =======      =========       ======      =========
    December 31, 2006                  138,826        586,241       14,856      1,033,530
                                       =======      =========       ======      =========



                                 P-3 Partnership
                                 ---------------

                                       Discontinued Operations    Continuing Operations
                                      ------------------------    ----------------------
                                        Crude        Natural        Crude       Natural
                                         Oil           Gas           Oil          Gas
                                      (Barrels)       (Mcf)      (Barrels)       (Mcf)
                                      ---------    -----------    ---------   -----------
Proved reserves, Dec. 31, 2003         227,587      1,339,389       48,908     2,379,916
Production                            ( 22,120)    (  127,009)     ( 2,805)   (  262,491)
Sale of minerals in place                 -              -         (    57)         -
Extensions and discoveries               5,665          7,865           90         1,428
Revisions of previous estimates         51,132         69,024       11,965       201,987
                                       -------      ---------       ------     ---------

Proved reserves, Dec. 31, 2004         262,264      1,289,269       58,101     2,320,840
Production                            ( 20,982)    (  142,691)     ( 3,050)   (  221,758)
Extensions and discoveries               2,876         11,993        1,641        18,148
Revisions of previous estimates         25,108         67,787      ( 9,478)      106,629
                                       -------      ---------       ------     ---------

Proved reserves, Dec. 31, 2005         269,266      1,226,358       47,214     2,223,859
Production                            ( 20,700)    (  143,110)     ( 3,153)   (  216,182)
Sale of minerals in place             ( 74,416)    (  282,504)        -             -
Extensions and discoveries                   1         13,395        2,700        10,880
Revisions of previous estimates          2,230     (   60,177)     (16,858)   (  173,233)
                                       -------      ---------       ------     ---------

Proved reserves, Dec. 31, 2006         176,381        753,962       29,903     1,845,324
                                       =======      =========       ======     =========
PROVED DEVELOPED RESERVES:
    December 31, 2004                  262,264      1,289,269       58,101     2,320,840
                                       =======      =========       ======     =========
    December 31, 2005                  269,266      1,226,358       47,214     2,223,859
                                       =======      =========       ======     =========
    December 31, 2006                  176,381        753,962       29,903     1,845,324
                                       =======      =========       ======     =========



                                 P-4 Partnership
                                 ---------------

                                       Discontinued Operations    Continuing Operations
                                       ------------------------   ----------------------
                                         Crude        Natural       Crude       Natural
                                          Oil           Gas          Oil          Gas
                                       (Barrels)       (Mcf)      (Barrels)       (Mcf)
                                       ---------     ---------    ---------   -----------
Proved reserves, Dec. 31, 2003             990        111,492       65,000     1,987,051
Production                              (  295)      (  9,312)     (17,392)   (  229,139)
Sale of minerals in place               (   52)          -            -             -
Extensions and discoveries                -              -             485         1,456
Revisions of previous estimates          2,566         14,646        8,354        92,974
                                         -----        -------      -------     ---------

Proved reserves, Dec. 31, 2004           3,209        116,826       56,447     1,852,342
Production                              (  488)      (  9,933)     (15,251)   (  190,154)
Extensions and discoveries                -              -             173         5,745
Revisions of previous estimates          1,127       ( 17,185)       2,290        68,127
                                         -----        -------       ------     ---------

Proved reserves, Dec. 31, 2005           3,848         89,708       43,659     1,736,060
Production                              (  271)      (  8,652)     (13,435)   (  180,392)
Sale of minerals in place               (  548)      ( 58,489)        -             -
Extensions and discoveries                -              -              68         9,861
Revisions of previous estimates            337          2,506       10,704    (   53,855)
                                         -----        -------       ------     ---------

Proved reserves, Dec. 31, 2006           3,366         25,073       40,996     1,511,674
                                         =====        =======       ======     =========
PROVED DEVELOPED RESERVES:
    December 31, 2004                    3,209        116,826       56,447     1,852,342
                                         =====        =======       ======     =========
    December 31, 2005                    3,848         89,708       43,659     1,736,060
                                         =====        =======       ======     =========
    December 31, 2006                    3,366         25,073       40,996     1,511,674
                                         =====        =======       ======     =========



                                 P-5 Partnership
                                 ---------------

                                      Discontinued Operations      Continuing Operations
                                      ------------------------    ------------------------
                                        Crude         Natural        Crude       Natural
                                         Oil            Gas           Oil          Gas
                                      (Barrels)        (Mcf)      (Barrels)       (Mcf)
                                      ---------       --------     ---------   -----------
Proved reserves, Dec. 31, 2003          7,464          34,441        40,006     2,312,200
Production                             (  372)        ( 5,994)      ( 4,231)   (  276,978)
Sale of minerals in place                -               -          (     5)         -
Extensions and discoveries                  1             357             1        31,365
Revisions of previous estimates        (6,682)        (17,387)        1,975        52,609
                                        -----          ------        ------     ---------

Proved reserves, Dec. 31, 2004            411          11,417        37,746     2,119,196
Production                             (  225)        ( 4,875)      ( 4,457)   (  246,204)
Extensions and discoveries                 25           1,089           551       120,988
Revisions of previous estimates           116           7,402         5,963       192,486
                                        -----          ------       -------     ---------

Proved reserves, Dec. 31, 2005            327          15,033        39,803     2,186,466
Production                             (  108)        ( 5,426)      ( 5,955)   (  304,838)
Sale of minerals in place              (   61)        (   165)         -             -
Extensions and discoveries                  7             343         2,965       256,098
Revisions of previous estimates         1,092           5,268         2,132        22,161
                                        -----          ------        ------     ---------

Proved reserves, Dec. 31, 2006          1,257          15,053        38,945     2,159,887
                                        =====          ======        ======     =========
PROVED DEVELOPED RESERVES:
    December 31, 2004                     411          11,417        37,746     2,119,196
                                        =====          ======        ======     =========
    December 31, 2005                     327          15,033        39,803     2,186,466
                                        =====          ======        ======     =========
    December 31, 2006                   1,257          15,053        38,945     2,159,887
                                        =====          ======        ======     =========



                                 P-6 Partnership
                                 ---------------

                                      Discontinued Operations       Continuing Operations
                                     --------------------------     ----------------------
                                       Crude           Natural        Crude       Natural
                                        Oil              Gas           Oil          Gas
                                     (Barrels)          (Mcf)       (Barrels)      (Mcf)
                                     ---------        ---------     ---------   -----------
Proved reserves, Dec. 31, 2003           3,107         133,114       122,732     3,977,572
Production                              (  225)       ( 22,049)     (  7,599)   (  424,456)
Extensions and discoveries                   1             122             1        10,869
Revisions of previous estimates         (2,311)       ( 27,161)        9,188       292,323
                                         -----         -------       -------     ---------

Proved reserves, Dec. 31, 2004             572          84,026       124,322     3,856,308
Production                              (  205)       ( 16,128)     ( 10,676)   (  398,416)
Extensions and discoveries                  88           2,043           499        85,615
Revisions of previous estimates            225          86,981        11,290    (  370,122)
                                         -----         -------       -------     ---------

Proved reserves, Dec. 31, 2005             680         156,922       125,435     3,173,385
Production                              (   46)       ( 28,550)     ( 11,396)   (  450,448)
Sale of minerals in place               (   21)       (     56)         -             -
Extensions and discoveries                   2          12,927         2,890       336,198
Revisions of previous estimates            109        ( 66,045)     (     18)      138,530
                                         -----         -------       -------     ---------

Proved reserves, Dec. 31, 2006             724          75,198       116,911     3,197,665
                                         =====        =======       =======      =========
PROVED DEVELOPED RESERVES:
    December 31, 2004                      572          84,026       124,322     3,856,308
                                         =====         =======       =======     =========
    December 31, 2005                      680         156,922       125,435     3,173,385
                                         =====         =======       =======     =========
    December 31, 2006                      724          75,198       116,911     3,195,812
                                         =====         =======       =======     =========

        QUARTERLY FINANCIAL DATA (Unaudited)

        Summarized unaudited quarterly financial data for 2006 and 2005 are as follows:

                                 P-1 Partnership
                                 ---------------

                                                     2006
                              --------------------------------------------------
                                First        Second        Third       Fourth
                              Quarter(2)   Quarter(2)    Quarter(2)    Quarter
                              ----------   ----------    ----------   ----------

Total Revenues                $190,977      $169,055      $191,915    $  136,829
Gross Profit(1)                176,036       158,594       140,909       129,633
Income from continuing
   operations                  122,044       127,889       110,656        94,664
Income from discontinued
   operations                  318,323       364,403       402,796     3,744,557
Net Income                     440,367       492,292       513,452     3,839,221
Limited Partners' Net
   Income per Unit                3.65          4.09          4.23         31.98

                                                     2005
                              --------------------------------------------------
                                First        Second        Third       Fourth
                              Quarter(2)   Quarter(2)    Quarter(2)   Quarter(2)
                              ----------   ----------    ----------   ----------

Total Revenues                $192,981      $188,789      $237,614    $  227,523
Gross Profit(1)                185,644       177,916       221,882       217,532
Income from continuing
   operations                  133,832       147,090       191,183       182,841
Income from discontinued
   operations                  349,940       245,638       380,325       259,549
Net Income                     483,772       392,728       571,508       442,390
Limited Partners' Net
   Income per Unit                4.02          3.26          4.74          3.67

------------
(1) Total revenues less depletion of Net Profits Interests and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.




                  [Remainder of Page Intentionally Left Blank]

                                 P-3 Partnership
                                 ---------------


                                                      2006
                              --------------------------------------------------
                                First        Second        Third        Fourth
                              Quarter(2)   Quarter(2)    Quarter(2)     Quarter
                              ----------   ----------    ----------   ----------

Total Revenues                $324,513     $283,212       $330,252    $  243,661
Gross Profit(1)                303,950      267,565        247,124       228,804
Income from continuing
   operations                  232,822      220,038        200,173       177,350
Income from discontinued
   operations                  407,135      468,003        518,482     4,844,639
Net Income                     639,957      688,041        718,655     5,021,989
Limited Partners' Net
   Income per Unit                3.38         3.64           3.77         26.64

                                                     2005
                              --------------------------------------------------
                                First        Second        Third       Fourth
                              Quarter(2)   Quarter(2)    Quarter(2)   Quarter(2)
                              ----------   ----------    ----------   ----------

Total Revenues                $361,170     $281,766       $393,443    $  397,973
Gross Profit(1)                345,453      265,739        365,575       386,178
Income from continuing
   operations                  276,638      218,096        318,142       334,722
Income from discontinued
   operations                  416,137      351,776        485,782       338,187
Net Income                     692,775      569,872        803,924       672,909
Limited Partners' Net
   Income per Unit                3.66         3.01           4.25          3.56

------------
(1) Total revenues less depletion of Net Profits Interests and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.


                  [Remainder of Page Intentionally Left Blank]

                                 P-4 Partnership
                                 ---------------

                                                      2006
                              --------------------------------------------------
                                First        Second       Third         Fourth
                              Quarter(2)   Quarter(2)    Quarter(2)     Quarter
                              ----------   ----------    ----------   ----------

Total Revenues                $428,190     $394,152       $416,025    $342,914
Gross Profit(1)                415,261      368,036        377,073     336,192
Income from continuing
   operations                  356,195      332,383        341,841     300,980
Income from discontinued
   operations                   12,776       15,593         16,992     250,578
Net Income                     368,971      347,976        358,833     551,558
Limited Partners' Net
   Income per Unit                2.62         2.47           2.53        3.93

                                                      2005
                              --------------------------------------------------
                                First       Second        Third        Fourth
                              Quarter(2)   Quarter(2)    Quarter(2)   Quarter(2)
                              ---------    ---------     ---------    ----------

Total Revenues                $327,295     $431,806       $443,553    $560,737
Gross Profit(1)                316,062      421,238        415,683     529,380
Income from continuing
   operations                  259,216      385,431        380,104     489,722
Income from discontinued
   operations                   19,674       15,398         17,045      19,458
Net Income                     278,890      400,829        397,149     509,180
Limited Partners' Net
   Income per Unit                1.98         2.85           2.81        3.61

---------------------------
(1) Total revenues less depletion of Net Profits Interests and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.



                  [Remainder of Page Intentionally Left Blank]

                                 P-5 Partnership
                                 ---------------

                                                      2006
                              --------------------------------------------------
                                First        Second        Third        Fourth
                              Quarter(2)   Quarter(2)    Quarter(2)     Quarter
                              ----------   ----------    ----------    ---------

Total Revenues                $495,847     $361,950       $511,505     $465,232
Gross Profit(1)                471,769      333,716        353,219      363,269
Income from continuing
   operations                  414,889      300,217        320,112      330,182
Income from discontinued
   operations                    7,827        9,788          8,403       18,096
Net Income                     422,716      310,005        328,515      348,278
Limited Partners' Net
   Income per Unit                3.20         2.33           2.38       2.57

                                                      2005
                              --------------------------------------------------
                                First        Second        Third       Fourth
                              Quarter(2)   Quarter(2)    Quarter(2)   Quarter(2)
                              ----------   ----------    ----------   ---------

Total Revenues                $371,486     $409,046       $433,322     $349,797
Gross Profit(1)                342,027      399,823        395,158      320,462
Income from continuing
   operations                  287,350      366,163        361,727      282,946
Income from discontinued
   operations                    7,694        7,639         10,176       12,348
Net Income                     295,044      373,802        371,903      295,294
Limited Partners' Net
   Income per Unit                2.22         2.84           2.79         2.23

------------
(1) Total revenues less depletion of Net Profits Interests and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.





                  [Remainder of Page Intentionally Left Blank]

                                 P-6 Partnership
                                 ---------------

                                                      2006
                              --------------------------------------------------
                                First       Second         Third       Fourth
                              Quarter(2)   Quarter(2)     Quarter(2)   Quarter
                              ----------   ----------     ----------  ---------

Total Revenues                $662,349     $623,995       $686,923    $581,229
Gross Profit(1)                608,637      596,617        576,075     406,928
Income from continuing
  operations                   544,914      556,379        536,318     367,192
Income (Loss) from
  discontinued
  operations                     5,211       88,542      ( 154,181)  (     884)
Net Income                     550,125      644,921        382,137     366,308
Limited Partners' Net
   Income per Unit                3.42         4.05           2.24        2.19

                                                      2005
                              --------------------------------------------------
                                First        Second       Third        Fourth
                              Quarter(2)   Quarter(2)    Quarter(2)   Quarter(2)
                              ----------   ----------    ----------   ---------

Total Revenues                $559,322     $655,860       $640,422    $695,804
Gross Profit(1)                530,061      604,343        552,253     581,404
Income from continuing
  operations                   468,593      563,966        512,096     537,192
Income (Loss) from
  discontinued
  operations                    32,521       16,593      (  24,742)     32,217
Net Income                     501,114      580,559        487,354     569,409
Limited Partners' Net
   Income per Unit                3.13         3.63           2.99        3.53

------------
(1) Total revenues less depletion of Net Profits Interests and impairment provision.
(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.





                  [Remainder of Page Intentionally Left Blank]

6. DISCONTINUED OPERATIONS

        During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. On October 11, 2006 and December 13, 2006, the P-1, P-3, P-4, P-5, and P-6 Partnerships sold their interests in several producing properties at a large public oil and gas auction which resulted in proceeds of approximately $3,608,000, $4,679,000, $240,000, $6,000, and $2,000 (net of fees), respectively, to the P-1, P-3, P-4, P-5, and P-6 Partnerships. The sale resulted in a gain on disposal of discontinued operations of approximately $3,481,000, $4,511,000, $233,000, $6,000, and
$2,000, respectively, for the P-1, P-3, P-4, P-5, and P-6 Partnerships. Additional properties of the Partnerships will be sold at auctions in 2007. The properties sold in the 2006 auctions and those scheduled to be sold in 2007 auctions represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets" (FAS 144). Accordingly, current year results of operations for these properties have been classified as discontinued, and prior periods have been restated. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests.

        Net income (loss) from discontinued operations is as follows:

                                 P-1 Partnership
                                 ---------------

                                         2006           2005           2004
                                     ------------   ------------   ------------

Net profits                           $1,367,640     $1,271,012     $  817,385
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (    18,874)   (    35,560)   (    25,918)
Impairment provision                 (        38)          -              -
                                       ---------      ---------      ---------
Income from discontinued
   operations                         $1,348,728     $1,235,452     $  791,467
                                       =========      =========      =========



                                 P-3 Partnership
                                 ---------------

                                         2006            2005          2004
                                     ------------    ------------   ------------

Net profits                           $1,751,548      $1,638,801     $1,051,323
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (    24,415)    (    46,919)   (    34,070)
Impairment provision                 (        22)           -              -
                                       ---------       ---------      ---------
Income from discontinued
   operations                         $1,727,111      $1,591,882     $1,017,253
                                       =========       =========      =========

                                 P-4 Partnership
                                 ---------------

                                         2006             2005         2004
                                      -----------     -----------   ----------

Net profits                           $   63,769      $   73,845     $ 36,683
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (       509)    (     2,270)   (   1,094)
                                       ---------       ---------      -------
Income from discontinued
   operations                         $   63,260      $   71,575    $  35,589
                                       =========       =========      =======


                                 P-5 Partnership
                                 ---------------

                                         2006            2005         2004
                                     ------------    ------------  ----------

Net profits                           $   40,070      $   38,748    $ 34,563
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (     1,965)    (       891)  (     940)
Impairment provision                 (       288)           -           -
                                       ---------       ---------     -------
Income from discontinued
   operations                         $   37,817      $   37,857    $ 33,623
                                       =========       =========     =======

                                 P-6 Partnership
                                 ---------------

                                         2006            2005          2004
                                     ------------    ------------   ----------

Net profits                           $  117,281      $   70,946    $ 46,234
Depreciation, depletion, and
   amortization of oil and gas
   properties                        (    11,612)    (    14,357)  (   1,095)
Impairment provision                 (   169,143)           -           -
                                       ---------       ---------     -------
Income (Loss) from discontinued
   operations                        ($   63,474)     $   56,589    $ 45,139
                                       =========       =========     =======

        Assets (liabilities) of the discontinued operations as of December 31, 2006 were as follows:


                                                               P-1
                                                           Partnership
                                                           -----------

        Accounts receivable - Net Profits                  $  103,142
        Net Profits Interests                               1,968,201
        Accumulated depreciation, depletion,
          and amortization of Net Profits
          Interests and valuation allowance               ( 1,759,794)
                                                            ---------
        Net assets held for sale                           $  311,549
                                                            =========


                                                               P-3
                                                           Partnership
                                                           -----------

        Accounts receivable - Net Profits                  $  139,365
        Net Profits Interests                               2,489,494
        Accumulated depreciation, depletion,
          and amortization of Net Profits
          Interests and valuation allowance               ( 2,224,272)
                                                            ---------
        Net assets held for sale                           $  404,587
                                                            =========


                                                               P-4
                                                           Partnership
                                                           -----------

        Accounts receivable - Net Profits                  $    9,348
        Net Profits Interests                                  46,525
        Accumulated depreciation, depletion,
          and amortization of Net Profits
          Interests and valuation allowance               (    43,084)
                                                            ---------
        Net assets held for sale                           $   12,789
                                                            =========

                                                               P-5
                                                           Partnership
                                                           -----------

        Accounts receivable - Net Profits                  $    6,955
        Net Profits Interests                                  44,972
        Accumulated depreciation, depletion,
          and amortization of Net Profits
          Interests and valuation allowance               (    43,708)
                                                            ---------
        Net assets held for sale                           $    8,219
                                                            =========


                                                               P-6
                                                           Partnership
                                                           -----------

        Accounts payable - Net Profits                    ($   25,179)
        Net Profits Interests                                 560,299
        Accumulated depreciation, depletion,
          and amortization of Net Profits
          Interests and valuation allowance               (   560,299)
                                                            ---------
        Net liabilities held for sale                     ($   25,179)
                                                            =========


7.      SUBSEQUENT EVENT

        On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate on December 31, 2007.

      The following unaudited pro forma combined balance sheets as of December 31, 2006 give effect to a change from the going concern basis of accounting to the liquidation basis of accounting. The unaudited pro forma combined balance sheets are presented as if the change had occurred on December 31, 2006. The unaudited pro forma combined balance sheets are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma combined balance sheets. While these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding (i) future net cash flows until the properties are sold and (ii) sales prices which will be received for the properties through the liquidation process. Actual current and future prices and costs, as well as the prices purchasers are willing to pay at the time the properties are sold, may differ materially from the estimates used in the preparation of the unaudited liquidation basis combined balance sheets.

        GEODYNE INSTITUTION/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-1
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation      Liquidation
                                                Basis Accounting        Basis
                                   Historical       (Note B)          Pro Forma
                                  -----------   ----------------     -----------

CURRENT ASSETS:
    Cash and cash equivalents      $  496,665    ($  496,665)        $     -
    Accounts receivable:
        Net profits                    54,786    (    54,786)              -
    Assets held for sale              311,549    (   311,549)              -
                                    ---------     ----------          ---------
           Total current assets    $  863,000    ($  863,000)        $     -

NET PROFITS INTEREST utilizing
    the successful efforts
    method                         $  327,000    ($  327,000)        $     -
NET ASSETS OF PARTNERSHIP IN
LIQUIDATION, at fair value               -         7,727,575          7,727,575
                                    ---------      ---------          ---------
                                   $1,190,000     $6,537,575         $7,727,575
                                    =========      =========         ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation      Liquidation
                                                Basis Accounting        Basis
                                   Historical       (Note B)          Pro Forma
                                  -----------   ----------------     -----------

PARTNER'S CAPITAL (DEFICIT):
    General Partner               ($   19,475)    $1,058,331         $1,038,856
    Limited Partners, issued
      and outstanding
      108,074 units                 1,209,475      5,479,244          6,688,719
                                    ---------      ---------         ----------
        Total partners'
           capital                 $1,190,000     $6,537,575         $7,727,575
                                    ---------       --------          ---------
                                   $1,190,000     $6,537,575         $7,727,575
                                    =========      =========          =========

        GEODYNE INSTITUTION/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                    Pro Forma
                                                   Adjustments
                                                  To Liquidation     Liquidation
                                                 Basis Accounting       Basis
                                   Historical        (Note B)         Pro Forma
                                  -----------    ----------------    -----------

CURRENT ASSETS:
    Cash and cash equivalents      $  852,351     ($   852,351)      $      -
    Accounts receivable:
        Net profits                    86,855     (     86,855)             -
    Assets held for sale              404,587     (    404,587)             -
                                    ---------       ----------        ----------
           Total current assets    $1,343,793     ($ 1,343,793)      $      -

NET PROFITS INTEREST utilizing
    the successful efforts
    method                         $  556,629     ($   556,629)      $      -
NET ASSETS OF PARTNERSHIP IN
LIQUIDATION, at fair value               -          11,637,467        11,637,467
                                    ---------       ----------        ----------
                                   $1,900,422      $ 9,737,045       $11,637,467
                                    =========       ==========        ==========

                                                    Pro Forma
                                                   Adjustments
                                                  To Liquidation     Liquidation
                                                 Basis Accounting       Basis
                                   Historical        (Note B)         Pro Forma
                                  -----------    ----------------    -----------

PARTNER'S CAPITAL:
    General Partner                $   15,052      $ 1,013,363       $ 1,028,415
    Limited Partners, issued
      and outstanding
      169,637 units                 1,885,370        8,723,682        10,609,052
                                    ---------       ----------        ----------
        Total partners'
           capital                 $1,900,422      $ 9,737,045       $11,637,467
                                    ---------       ----------        ----------
                                   $1,900,422      $ 9,737,045       $11,637,467
                                    =========       ==========        ==========

        GEODYNE INSTITUTION/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                    Pro Forma
                                                   Adjustments
                                                  To Liquidation     Liquidation
                                                 Basis Accounting       Basis
                                   Historical        (Note B)         Pro Forma
                                  -----------    ----------------    -----------

CURRENT ASSETS:
    Cash and cash equivalents      $  697,647     ($  697,647)       $     -
    Accounts receivable:
        Net profits                   154,779     (   154,779)             -
    Assets held for sale               12,789     (    12,789)             -
                                    ---------       ---------         ---------
           Total current assets    $  865,215     ($  865,215)       $     -

NET PROFITS INTEREST utilizing
    the successful efforts
    method                         $  303,374     ($  303,374)       $     -
NET ASSETS OF PARTNERSHIP IN
LIQUIDATION, at fair value               -          6,401,959         6,401,959
                                    ---------       ---------         ---------
                                   $1,168,589      $5,233,370        $6,401,959
                                    =========       =========         =========

                                                    Pro Forma
                                                   Adjustments
                                                  To Liquidation    Liquidation
                                                 Basis Accounting      Basis
                                   Historical        (Note B)        Pro Forma
                                  -----------    ----------------   ------------

PARTNER'S CAPITAL (DEFICIT):
    General Partner               ($   45,401)     $  588,529        $  543,128
    Limited Partners, issued
      and outstanding
      126,306 units                 1,213,990       4,644,841         5,858,831
                                    ---------       ---------         ---------
        Total partners'
           capital                 $1,168,589      $5,233,370        $6,401,959
                                    ---------       ---------         ---------
                                   $1,168,589      $5,233,370        $6,401,959
                                    =========       =========         =========

        GEODYNE INSTITUTION/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                    Pro Forma
                                                   Adjustments
                                                  To Liquidation     Liquidation
                                                 Basis Accounting       Basis
                                   Historical        (Note B)         Pro Forma
                                  -----------    ----------------    -----------

CURRENT ASSETS:
    Cash and cash equivalents      $  546,848      ($  546,848)       $     -
    Accounts receivable:
        Net profits                   205,280      (   205,280)             -
    Assets held for sale                8,219      (     8,219)             -
                                    ---------        ---------         ---------
           Total current assets    $  760,347      ($  760,347)       $     -

NET PROFITS INTEREST utilizing
    the successful efforts
    method                         $  701,700      ($  701,700)       $     -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value            -           6,960,346         6,960,346
                                    ---------        ---------         ---------
                                   $1,462,047       $5,498,299        $6,960,346
                                    =========       ==========         =========

                                                    Pro Forma
                                                   Adjustments
                                                  To Liquidation     Liquidation
                                                 Basis Accounting       Basis
                                   Historical        (Note B)         Pro Forma
                                  -----------    ----------------    -----------

PARTNER'S CAPITAL (DEFICIT):
    General Partner               ($   24,852)      $  603,049       $  578,197
    Limited Partners, issued
      and outstanding
      118,449 units                 1,486,899        4,895,250        6,382,149
                                    ---------        ---------        ---------
        Total partners'
           capital                 $1,462,047       $5,498,299       $6,960,346
                                    ---------        ---------        ---------
                                   $1,462,047       $5,498,299       $6,960,346
                                    =========        =========        =========

        GEODYNE INSTITUTION/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation      Liquidation
                                                Basis Accounting        Basis
                                   Historical       (Note B)          Pro Forma
                                  -----------   ----------------     -----------

CURRENT ASSETS:
    Cash and cash equivalents      $  661,731    ($   661,731)       $      -
    Accounts receivable:
        Net profits                     6,110    (      6,110)              -
                                    ---------      ----------         ----------
           Total current assets    $  667,841    ($   667,841)       $      -

NET PROFITS INTEREST utilizing
    the successful efforts
    method                         $1,196,173    ($ 1,196,173)       $      -
NET ASSETS OF PARTNERSHIP IN
LIQUIDATION, at fair value               -         10,308,752         10,308,752
                                    ---------      ----------         ----------
                                   $1,864,014     $ 8,444,738        $10,308,752
                                    =========      ==========         ==========

                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation      Liquidation
                                                Basis Accounting        Basis
                                   Historical       (Note B)          Pro Forma
                                  -----------   ----------------     -----------

CURRENT LIABILITIES:
    Accounts payable:
        Liabilities - held
           for sale                $   25,179    ($    25,179)       $      -
                                    ---------      ----------         ----------
        Total current
          liabilities              $   25,179    ($    25,179)       $      -


PARTNER'S CAPITAL (DEFICIT):
    General Partner               ($   34,262)    $   891,308        $   857,046
    Limited Partners, issued
      and outstanding
      143,041 units                 1,873,097       7,578,609          9,451,706
                                    ---------      ----------         ----------
        Total partners'
           capital                 $1,838,835     $ 8,469,917        $10,308,752
                                    =========      ==========         ==========
                                   $1,864,014     $ 8,444,738        $10,308,752
                                    =========      ==========         ==========

        NOTE A - Basis of presentation

        The unaudited pro forma combined balance sheets as of December 31, 2006 are presented as if the change in the basis of accounting from the going concern basis to the liquidation basis occurred on December 31, 2006. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value.


        NOTE B - Pro forma adjustments

        Adjustments have been made to reduce all balance sheet categories into one line, net assets of partnership in liquidation, which is an estimate of the net fair value of all partnership assets and liabilities. Cash, accounts receivable, and accounts payable have all been valued at their historical cost, which approximates fair value. Oil and gas properties have been valued at their estimated net sales price, which have been estimated utilizing discounted cash flows based on strip pricing as of February 5, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non- producing reserves and 20% for proved undeveloped reserves. An adjustment has been made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision has also been made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expense, which may change.

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

 4.8 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-1 Limited Partnership filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.16 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-3 Limited Partnership filed as Exhibit 4.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.24 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-41 Limited Partnership filed as Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 4.32 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-5 Limited Partnership filed as Exhibit 4.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.33 Certificate of Limited Partnership dated November 28, 1989 for the Geodyne Institutional/ Pension Energy Income Limited Partnership P-6 filed as Exhibit 4.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Amended and Restated Agreement of Limited Partnership dated October 5, 1990 for the Geodyne Institutional/Pension Energy Income Limited Partnership P-

           6 filed as Exhibit 4.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

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

 4.40 Fifth Amendment to Amended and Restated Agreement of Limited Partnership dated October 27, 2005, for the Geodyne Institutional/ Pension Energy Income P-6 Limited Partnership filed as Exhibit 4.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.4 Third Amendment to Amended and Restated Agreement of Partnership dated October 27, 2005 for the Geodyne NPI Partnership P-1 filed as Exhibit
          10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.8 Third Amendment to Agreement of Partnership dated October 27, 2005for the Geodyne NPI Partnership P-3 filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.12 Third Amendment to Agreement of Partnership dated October 27, 2005 for the Geodyne NPI Partnership P-4 filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.16 Third Amendment to Agreement of Partnership dated October 27, 2005 for the Geodyne NPI Partnership P-5 filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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

 10.20 Third Amendment to Agreement of Partnership dated October 27, 2005 for the Geodyne NPI Partnership P-6 filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

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