Form 10-Q
period 2007-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3
filed 2007-11-13
CIK 850427, 869801, 863832, 860744, 854066

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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


                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $7,307,723
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  805,589
   Limited Partners, issued and
      outstanding, 108,074 units                                 6,502,134
                                                                ----------
        Total Partners' capital                                 $7,307,723
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

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                                SEPTEMBER 30,
                                                                   2007
                                                                -------------

Total Partners' capital at February 4, 2007                      $1,714,666
   Adjust assets to fair value, net of
      estimated selling costs                                     5,975,259
   Partners' distributions from February 5, 2007
      to March 31, 2007                                         (   576,274)
   Revenues from February 5, 2007 to March 31, 2007                 235,289
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                        (    55,674)
                                                                 ----------
Net assets of partnership in liquidation
   at March 31, 2007                                             $7,293,266

   Change in fair value of assets, net of
      estimated selling costs                                       686,114
   Partners' distributions from April 1, 2007
      to June 30, 2007                                          (   601,577)
   Revenues from April 1, 2007 to June 30, 2007                     367,571
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                          (    42,093)
                                                                 ----------
Net assets of partnership in liquidation
   at June 30, 2007                                              $7,703,281

   Change in fair value of assets, net of
      estimated selling costs                                       726,300
   Partners' distributions from July 1, 2007
      to September 30, 2007                                     ( 1,389,273)
   Revenues from July 1, 2007 to September 30, 2007                 308,715
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                     (    41,300)
                                                                 ----------
Net assets of partnership in liquidation
   at September 30, 2007                                         $7,307,723
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

                                                              THREE MONTHS
                                                                 ENDED
                                                              SEPTEMBER 30,
                                                                  2006
                                                              -------------

REVENUES:
   Net Profits                                                   $173,780
   Interest income                                                  4,562
   Gain on sale of Net Profits
      Interests                                                        19
   Other income                                                    13,554
                                                                 --------
                                                                 $191,915

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $ 34,044
   Impairment provision                                            16,962
   General and administrative
      (Note 2)                                                     30,253
                                                                 --------
                                                                 $ 81,259
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $110,656

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                    402,796
                                                                 --------
NET INCOME                                                       $513,452
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 15,200
   Net income from discontinued
      operations                                                   40,348
                                                                 --------
   NET INCOME                                                    $ 55,548
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $ 95,456
   Net income from discontinued
      operations                                                  362,448
                                                                 --------
   NET INCOME                                                    $457,904
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   0.88
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               3.35
                                                                 --------
NET INCOME PER UNIT                                              $   4.23
                                                                 ========

UNITS OUTSTANDING                                                 108,074































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

                                            PERIOD FROM        NINE MONTHS
                                           JANUARY 1, TO         ENDED
                                            FEBRUARY 4,       SEPTEMBER 30,
                                               2007               2006
                                           -------------      -------------

REVENUES:
   Net Profits                                 $ 43,565        $  524,819
   Interest income                                  787            13,555
   Gain on sale of Net Profits
      Interests                                     139                19
   Other income                                       -            13,554
                                               --------        ----------
                                               $ 44,491        $  551,947

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $  2,644        $   59,446
   Impairment provision                               -            16,962
   General and administrative
      (Note 2)                                   12,149           114,950
                                               --------        ----------
                                               $ 14,793        $  191,358
                                               --------        ----------

INCOME FROM CONTINUING OPERATIONS              $ 29,698        $  360,589

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                   65,187         1,085,522
   Gain on disposal of discontinued
      operations                                442,792                 -
                                               --------        ----------
NET INCOME                                     $537,677        $1,446,111
                                               ========        ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $  3,129        $   41,580
   Net income from discontinued
      operations                                 50,825           110,194
                                               --------        ----------
   NET INCOME                                  $ 53,954        $  151,774
                                               ========        ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $ 26,569        $  319,009
   Net income from discontinued
      operations                                457,154           975,328
                                               --------        ----------
   NET INCOME                                  $483,723        $1,294,337
                                               ========        ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   0.25        $     2.95
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                             4.23              9.02
                                               --------        ----------
NET INCOME PER UNIT                            $   4.48        $    11.97
                                               ========        ==========

UNITS OUTSTANDING                               108,074           108,074































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

                                              PERIOD FROM       NINE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,      SEPTEMBER 30,
                                                 2007              2006
                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $537,677         $1,446,111
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                  2,948             77,653
      Impairment provision                             -             17,000
      Gain on sale of Net Profits
        Interests                              (     139)       (        19)
      Gain on disposal of discontinued
        operations                             ( 442,792)                 -
      Settlement of asset retirement
        obligation                                     -        (       228)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                   46,089             70,079
                                                --------         ----------
Net cash provided by operating
   activities                                   $143,783         $1,610,596
                                                --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  4,252)       ($   36,952)
                                                --------         ----------
Net cash used by investing
   activities                                  ($  4,252)       ($   36,952)
                                                --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 13,011)       ($1,593,801)
                                                --------         ----------
Net cash used by financing
   activities                                  ($ 13,011)       ($1,593,801)
                                                --------         ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $126,520        ($   20,157)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           496,665            595,286
                                                --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $623,185         $  575,129
                                                ========         ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
         COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)


                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $10,911,042
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $   960,433
   Limited Partners, issued and
      outstanding, 169,637 units                                 9,950,609
                                                               -----------
        Total Partners' capital                                $10,911,042
                                                               ===========






























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSIP P-3
           COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 2,577,934
   Adjust assets to fair value, net of
      estimated selling costs                                     9,020,058
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    902,711)
   Revenues from February 5, 2007 to March 31, 2007                 344,716
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (     68,728)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $10,971,269

   Change in fair value of assets, net of
      estimated selling costs                                       927,275
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    810,567)
   Revenues from April 1, 2007 to June 30, 2007                     553,003
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (     61,906)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $11,579,074

   Change in fair value of assets, net of
      estimated selling costs                                       919,445
   Partners' distributions from July 1, 2007
      to September 30, 2007                                    (  1,997,601)
   Revenues from July 1, 2007 to September 30, 2007                 473,643
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (     63,519)
                                                                -----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $10,911,042
                                                                ===========








         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)


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

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                                  2006
                                                              -------------

REVENUES:
   Net Profits                                                   $306,543
   Interest income                                                  6,606
   Gain on sale of Net Profits
      Interests                                                        28
   Other income                                                    17,075
                                                                 --------
                                                                 $330,252

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $ 58,045
   Impairment provision                                            25,083
   General and administrative
      (Note 2)                                                     46,951
                                                                 --------
                                                                 $130,079
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $200,173

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                    518,482
                                                                 --------
NET INCOME                                                       $718,655
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 26,838
   Net income from discontinued
      operations                                                   51,934
                                                                 --------
   NET INCOME                                                    $ 78,772
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $173,335
   Net income from discontinued
      operations                                                  466,548
                                                                 --------
   NET INCOME                                                    $639,883
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   1.02
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               2.75
                                                                 --------
NET INCOME PER UNIT                                              $   3.77
                                                                 ========

UNITS OUTSTANDING                                                 169,637

































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                            PERIOD FROM        NINE MONTHS
                                           JANUARY 1, TO         ENDED
                                            FEBRUARY 4,       SEPTEMBER 30,
                                               2007               2006
                                           -------------      -------------

REVENUES:
   Net Profits                                 $ 74,689        $  900,724
   Interest income                                1,315            20,150
   Gain on sale of Net Profits
      Interests                                     175                28
   Other income                                       -            17,075
                                               --------        ----------
                                               $ 76,179        $  937,977

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $  4,529        $   94,255
   Impairment provision                               -            25,083
   General and administrative
      (Note 2)                                   17,860           165,606
                                               --------        ----------
                                               $ 22,389        $  284,944
                                               --------        ----------

INCOME FROM CONTINUING OPERATIONS              $ 53,790        $  653,033

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                   85,123         1,393,620
   Gain on disposal of discontinued
      operations                                556,720                 -
                                               --------        ----------
NET INCOME                                     $695,633        $2,046,653
                                               ========        ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $  5,655        $   74,029
   Net income from discontinued
      operations                                 64,216           141,485
                                               --------        ----------
   NET INCOME                                  $ 69,871        $  215,514
                                               ========        ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $ 48,135        $  579,004
   Net income from discontinued
      operations                                577,627         1,252,135
                                               --------        ----------
   NET INCOME                                  $625,762        $1,831,139
                                               ========        ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   0.28        $     3.41
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                             3.41              7.38
                                               --------        ----------
NET INCOME PER UNIT                            $   3.69        $    10.79
                                               ========        ==========

UNITS OUTSTANDING                               169,637           169,637
































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM       NINE MONTHS
                                             JANUARY 1, TO         ENDED
                                              FEBRUARY 4,      SEPTEMBER 30,
                                                 2007              2006
                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  695,633         $2,046,653
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                  4,884            117,817
      Impairment provision                             -             25,105
      Gain on sale of Net Profits
        Interests                            (       175)       (        28)
      Gain on sale of discontinued
        operations                           (   556,720)                 -
      Settlement of asset retirement
        obligations                                    -        (       285)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                   59,024            115,231
                                              ----------         ----------
Net cash provided by operating
   activities                                 $  202,646         $2,304,493
                                              ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    5,340)       ($   45,323)
                                              ----------         ----------
Net cash used by investing
   activities                                ($    5,340)       ($   45,323)
                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   18,121)       ($2,312,248)
                                              ----------         ----------
Net cash used by financing
   activities                                ($   18,121)       ($2,312,248)
                                              ----------         ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  179,185        ($   53,078)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           852,351            885,655
                                              ----------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,031,536         $  832,577
                                              ==========         ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
         COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)


                                                               SEPTEMBER 30,
                                                                   2007
                                                               ------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $6,128,136
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  447,073
   Limited Partners, issued and
      outstanding, 126,306 units                                 5,681,063
                                                                ----------
        Total Partners' capital                                 $6,128,136
                                                                ==========































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSIP P-4
           COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                                SEPTEMBER 30,
                                                                   2007
                                                                -------------

Total Partners' capital at February 4, 2007                      $1,249,484
   Adjust assets to fair value, net of
      estimated selling costs                                     4,826,220
   Partners' distributions from February 5, 2007
      to March 31, 2007                                         (   578,019)
   Revenues from February 5, 2007 to March 31, 2007                 265,540
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                        (    56,480)
                                                                 ----------
Net assets of partnership in liquidation
   at March 31, 2007                                             $5,706,745

   Change in fair value of assets, net of
      estimated selling costs                                       304,005
   Partners' distributions from April 1, 2007
      to June 30, 2007                                          (   278,504)
   Revenues from April 1, 2007 to June 30, 2007                     406,220
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                          (    45,964)
                                                                 ----------
Net assets of partnership in liquidation
   at June 30, 2007                                              $6,092,502

   Change in fair value of assets, net of
      estimated selling costs                                       147,671
   Partners' distributions from July 1, 2007
      to September 30, 2007                                     (   459,965)
   Revenues from July 1, 2007 to September 30, 2007                 395,812
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                     (    47,884)
                                                                 ----------
Net assets of partnership in liquidation
   at September 30, 2007                                         $6,128,136
                                                                 ==========








         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)


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

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              THREE MONTHS
                                                                 ENDED
                                                              SEPTEMBER 30,
                                                                  2006
                                                              -------------

REVENUES:
   Net Profits                                                   $412,488
   Interest income                                                  3,537
                                                                 --------
                                                                 $416,025

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $ 36,361
   Impairment provision                                             2,591
   General and administrative
      (Note 2)                                                     35,232
                                                                 --------
                                                                 $ 74,184
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $341,841

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                     16,992
                                                                 --------
NET INCOME                                                       $358,833
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 37,336
   Net income from discontinued
      operations                                                    1,708
                                                                 --------
   NET INCOME                                                    $ 39,044
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $304,505
   Net income from discontinued
      operations                                                   15,284
                                                                 --------
   NET INCOME                                                    $319,789
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   2.41
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               0.12
                                                                 --------
NET INCOME PER UNIT                                              $   2.53
                                                                 ========

UNITS OUTSTANDING                                                 126,306































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                            PERIOD FROM        NINE MONTHS
                                           JANUARY 1, TO          ENDED
                                            FEBRUARY 4,       SEPTEMBER 30,
                                               2007                2006
                                           -------------      -------------

REVENUES:
   Net Profits                                 $102,646        $1,226,041
   Interest income                                1,333            12,326
                                               --------        ----------
                                               $103,979        $1,238,367

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $  2,504        $   75,406
   Impairment provision                               -             2,591
   General and administrative
      (Note 2)                                   13,840           129,951
                                               --------        ----------
                                               $ 16,344        $  207,948
                                               --------        ----------

INCOME FROM CONTINUING OPERATIONS              $ 87,635        $1,030,419

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    2,076            45,361
                                               --------        ----------
NET INCOME                                     $ 89,711        $1,075,780
                                               ========        ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $  8,856        $  108,829
   Net income from discontinued
      operations                                    208             4,627
                                               --------        ----------
   NET INCOME                                  $  9,064        $  113,456
                                               ========        ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $ 78,779        $  921,590
   Net income from discontinued
      operations                                  1,868            40,734
                                               --------        ----------
   NET INCOME                                  $ 80,647        $  962,324
                                               ========        ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   0.62        $     7.30
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                             0.01              0.32
                                               --------        ----------
NET INCOME PER UNIT                            $   0.63        $     7.62
                                               ========        ==========

UNITS OUTSTANDING                               126,306           126,306

































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                             PERIOD FROM        NINE MONTHS
                                             JANUARY 1, TO         ENDED
                                             FEBRUARY 4,       SEPTEMBER 30,
                                                 2007              2006
                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 89,711         $1,075,780
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                  2,513             76,421
      Impairment provision                             -              2,591
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                   13,996            108,910
                                                --------         ----------
Net cash provided by operating
   activities                                   $106,220         $1,263,702
                                                --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $      -        ($    3,429)
   Proceeds from sale of oil and
      gas properties                                  42                  -
                                                --------         ----------
Net cash provided (used) by investing
   activities                                   $     42        ($    3,429)
                                                --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  8,816)       ($1,374,685)
                                                --------         ----------
Net cash used by financing
   activities                                  ($  8,816)       ($1,374,685)
                                                --------         ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 97,446        ($  114,412)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           697,647            599,645
                                                --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $795,093         $  485,233
                                                ========         ==========


         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
         COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $8,069,707
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  694,875
   Limited Partners, issued and
      outstanding, 118,449 units                                 7,374,832
                                                                ----------
        Total Partners' capital                                 $8,069,707
                                                                ==========




















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSIP P-5
           COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                                SEPTEMBER 30,
                                                                   2007
                                                                -------------

Total Partners' capital at February 4, 2007                      $1,576,511
   Adjust assets to fair value, net of
      estimated selling costs                                     6,308,496
   Partners' distributions from February 5, 2007
      to March 31, 2007                                         (   423,772)
   Revenues from February 5, 2007 to March 31, 2007                 318,939
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                        (    50,408)
                                                                 ----------
Net assets of partnership in liquidation
   at March 31, 2007                                             $7,729,766

   Change in fair value of assets, net of
      estimated selling costs                                       340,715
   Partners' distributions from April 1, 2007
      to June 30, 2007                                          (   391,191)
   Revenues from April 1, 2007 to June 30, 2007                     502,792
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                          (    43,630)
                                                                 ----------
Net assets of partnership in liquidation
   at June 30, 2007                                              $8,138,452

   Change in fair value of assets, net of
      estimated selling costs                                       292,906
   Partners' distributions from July 1, 2007
      to September 30, 2007                                     (   657,135)
   Revenues from July 1, 2007 to September 30, 2007                 340,578
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                     (    45,094)
                                                                 ----------
Net assets of partnership in liquidation
   at September 30, 2007                                         $8,069,707
                                                                 ==========



         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)


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

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              THREE MONTHS
                                                                 ENDED
                                                              SEPTEMBER 30,
                                                                  2006
                                                              -------------

REVENUES:
   Net Profits                                                   $501,650
   Interest income                                                  2,887
   Other income                                                     6,968
                                                                 --------
                                                                 $511,505

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $100,965
   Impairment provision                                            57,321
   General and administrative
      (Note 2)                                                     33,107
                                                                 --------
                                                                 $191,393
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $320,112

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                      8,403
                                                                 --------
NET INCOME                                                       $328,515
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 45,968
   Net income from discontinued
      operations                                                      892
                                                                 --------
   NET INCOME                                                    $ 46,860
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $274,144
   Net income from discontinued
      operations                                                    7,511
                                                                 --------
   NET INCOME                                                    $281,655
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   2.31
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               0.07
                                                                 --------
NET INCOME PER UNIT                                              $   2.38
                                                                 ========

UNITS OUTSTANDING                                                 118,449





















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                            PERIOD FROM        NINE MONTHS
                                           JANUARY 1, TO         ENDED
                                            FEBRUARY 4,       SEPTEMBER 30,
                                               2007               2006
                                           -------------      -------------

REVENUES:
   Net Profits                                 $143,654        $1,352,298
   Interest income                                1,521            10,036
   Other income                                       -             6,968
                                               --------        ----------
                                               $145,175        $1,369,302

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $  8,542        $  153,277
   Impairment provision                               -            57,321
   General and administrative
      (Note 2)                                   13,111           123,486
                                               --------        ----------
                                               $ 21,653        $  334,084
                                               --------        ----------

INCOME FROM CONTINUING OPERATIONS              $123,522        $1,035,218

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    1,539            26,018
                                               --------        ----------
NET INCOME                                     $125,061        $1,061,236
                                               ========        ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $ 12,969        $  121,472
   Net income from discontinued
      operations                                    154             2,793
                                               --------        ----------
   NET INCOME                                  $ 13,123        $  124,265
                                               ========        ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $110,553        $  913,746
   Net income from discontinued
      operations                                  1,385            23,225
                                               --------        ----------
   NET INCOME                                  $111,938        $  936,971
                                               ========        ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   0.93        $     7.71
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                             0.01              0.20
                                               --------        ----------
NET INCOME PER UNIT                            $   0.94        $     7.91
                                               ========        ==========

UNITS OUTSTANDING                               118,449           118,449




















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                             PERIOD FROM        NINE MONTHS
                                            JANUARY 1, TO          ENDED
                                             FEBRUARY 4,       SEPTEMBER 30,
                                                2007               2006
                                            -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $125,061          $1,061,236
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                 8,542             155,108
      Impairment provision                            -              57,609
      Settlement of asset retirement
        obligation                                    -         (        91)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                               (   4,077)        (   122,389)
                                               --------          ----------
Net cash provided by operating
   activities                                  $129,526          $1,151,473
                                               --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  1,882)        ($  350,789)
                                               --------          ----------
Net cash used by investing
   activities                                 ($  1,882)        ($  350,789)
                                               --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($ 10,597)        ($  921,243)
                                               --------          ----------
Net cash used by financing
   activities                                 ($ 10,597)        ($  921,243)
                                               --------          ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        $117,047         ($  120,559)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          546,848             479,513
                                               --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $663,895          $  358,954
                                               ========          ==========




         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
         COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)


                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $12,083,722
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $   734,370
   Limited Partners, issued and
      outstanding, 143,041 units                                11,349,352
                                                               -----------
        Total Partners' capital                                $12,083,722
                                                               ===========




















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSIP P-6
           COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 1,994,310
   Adjust assets to fair value, net of
      estimated selling costs                                     9,523,231
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    487,148)
   Revenues from February 5, 2007 to March 31, 2007                 360,045
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (     57,451)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $11,332,987

   Change in fair value of assets, net of
      estimated selling costs                                       966,502
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    510,499)
   Revenues from April 1, 2007 to June 30, 2007                     472,371
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (     54,320)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $12,207,041

   Change in fair value of assets, net of
      estimated selling costs                                       817,234
   Partners' distributions from July 1, 2007
      to September 30, 2007                                    (  1,348,426)
   Revenues from July 1, 2007 to September 30, 2007                 464,673
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (     56,800)
                                                                -----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $12,083,722
                                                                ===========




         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)


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

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              THREE MONTHS
                                                                 ENDED
                                                              SEPTEMBER 30,
                                                                  2006
                                                              -------------

REVENUES:
   Net Profits                                                   $680,007
   Interest income                                                  4,524
   Other income                                                     2,392
                                                                 --------
                                                                 $686,923

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $ 74,030
   Impairment provision                                            36,818
   General and administrative
      (Note 2)                                                     39,757
                                                                 --------
                                                                 $150,605
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $536,318

DISCONTINUED OPERATIONS:
   Loss from discontinued operations
      (Note 3)                                                  ( 154,181)
                                                                 --------
NET INCOME                                                       $382,137
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 63,156
   Net loss from discontinued
      operations                                                (   1,663)
                                                                 --------
   NET INCOME                                                    $ 61,493
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $473,162
   Net loss from discontinued
      operations                                                ( 152,518)
                                                                 --------
   NET INCOME                                                    $320,644
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   3.30
NET LOSS FROM DISCONTINUED
   OPERATIONS PER UNIT                                          (    1.06)
                                                                 --------
NET INCOME PER UNIT                                              $   2.24
                                                                 ========

UNITS OUTSTANDING                                                 143,041


























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                            PERIOD FROM       NINE MONTHS
                                           JANUARY 1, TO         ENDED
                                            FEBRUARY 4,       SEPTEMBER 30,
                                               2007               2006
                                           -------------      -------------

REVENUES:
   Net Profits                                 $191,836        $1,955,528
   Interest income                                1,632            15,347
   Other income                                       -             2,392
                                               --------        ----------
                                               $193,468        $1,973,267

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 12,860        $  155,120
   Impairment provision                               -            36,818
   General and administrative
      (Note 2)                                   15,392           143,718
                                               --------        ----------
                                               $ 28,252        $  335,656
                                               --------        ----------

INCOME FROM CONTINUING OPERATIONS              $165,216        $1,637,611

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued
      Operations (Note 3)                         5,932       (    60,428)
                                               --------        ----------
NET INCOME                                     $171,148        $1,577,183
                                               ========        ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $ 17,516        $  179,501
   Net income from discontinued
      operations                                    603             8,687
                                               --------        ----------
   NET INCOME                                  $ 18,119        $  188,188
                                               ========        ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $147,700        $1,458,110
   Net income (loss) from
      discontinued operations                     5,329       (    69,115)
                                               --------        ----------
   NET INCOME                                  $153,029        $1,388,995
                                               ========        ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   1.03        $    10.19
NET INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS PER UNIT                             0.04       (      0.48)
                                               --------        ----------
NET INCOME PER UNIT                            $   1.07        $     9.71
                                               ========        ==========

UNITS OUTSTANDING                               143,041           143,041






















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM       NINE MONTHS
                                             JANUARY 1, TO         ENDED
                                              FEBRUARY 4,      SEPTEMBER 30,
                                                 2007              2006
                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $171,148         $1,577,183
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                 12,969            166,377
      Impairment provision                             -            189,225
      Settlement of asset retirement
        obligation                                     -        (     2,312)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                (   7,883)            90,205
                                                --------         ----------
Net cash provided by operating
   activities                                   $176,234         $2,020,678
                                                --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,534)       ($  471,484)
                                                --------         ----------
Net cash used by investing
   activities                                  ($  2,534)       ($  471,484)
                                                --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 15,673)       ($1,646,907)
                                                --------         ----------
Net cash used by financing
   activities                                  ($ 15,673)       ($1,646,907)
                                                --------         ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $158,027        ($   97,713)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           661,731            770,659
                                                --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $819,758         $  672,946
                                                ========         ==========




         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
         CONDENSED NOTES TO THE COMBINED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      These unaudited financial statements reflect the combined accounts of each Geodyne Institutional/Pension Energy Income Limited Partnership and the related Geodyne NPI Partnership after the elimination of all inter-partnership transactions and balances. Each limited partnership is a general partner in the related Geodyne Institutional/Pension Energy Income Limited Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related NPI partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships (Geodyne Resources, Inc.) and the managing partner of the NPI partnerships, collectively. These unaudited combined financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and nine months ended September 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of
      September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current  allocation  of  income  and  expenses,  which  may  change  if  a
      Partnership's distributions from the commencement of the property investment period reach a yearly average equal to at least 12% of the limited partners subscriptions.

      As used in these unaudited financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which the Partnerships' Net Profits Interests are carved out are referred to as "Working Interests".

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

      The following table presents the estimated change in fair value of the net assets of Partnership in liquidation assuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation at September 30, 2007.

                            General          Limited
      Partnership           Partner          Partners           Total
      -----------          ---------        ----------        ----------
         P-1                $73,000           $416,000          $489,000
         P-3                 86,000            770,000           856,000
         P-4                 53,000            478,000           531,000
         P-5                 93,000            837,000           930,000
         P-6                 97,000            868,000           965,000


      ACCOUNTING POLICIES
      -------------------

      The Combined Unaudited Statements of Net Assets of Partnership in Liquidation as of September 30, 2007, Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation as of September 30, 2007, Combined Unaudited Statements of Operations for the period from January 1, 2007 to February 4, 2007 and the three and nine months ended September 30, 2006, and Combined Unaudited Statements of Cash Flows for the period from January 1, 2007 to February 4, 2007 and the nine months ended September 30, 2006 have been prepared by the General Partner. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined fair value of net assets of Partnership in liquidation at September 30, 2007, the combined unaudited results of operations for the period from January 1, 2007 to February 4, 2007 and the three and nine months ended September 30, 2006, the combined unaudited results of changes in net assets of Partnership in liquidation from February 5, 2007 to September 30, 2007, and the combined unaudited cash flows for the period from January 1, 2007 to February 4, 2007 and the nine months ended September 30, 2006.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2006. The results of operations for the period ending February 4, 2007 and the changes in fair value of net assets of Partnership in liquidation for the period ending Septemer 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their fair value of net assets of Partnership in liquidation and their changes in net assets of Partnership in liquidation.

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

      September 30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $11,751                  $ 28,440
               P-3                   16,954                    44,640
               P-4                   13,493                    33,240
               P-5                   12,474                    31,170
               P-6                   15,742                    37,641

      During the nine months ended September 30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $62,607                  $ 85,320
               P-3                   72,666                   133,920
               P-4                   60,501                    99,720
               P-5                   54,343                    93,510
               P-6                   59,525                   112,923

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

                             Three Months Ended         Nine Months Ended
            Partnership      September 30, 2007         September 30, 2007
            -----------      -------------------       -------------------
               P-1                $ 2,000                    $ 6,000
               P-3                  8,000                     23,000
               P-4                  3,000                      7,000
               P-5                  9,000                     29,000
               P-6                 25,000                     90,000

      In connection with the liquidation process involving some of the Partnerships' properties, the General Partner and Samson Resources Company, an affiliate of the General Partner, elected to receive an "in-kind" distribution of their proportionate interest in the partnership in lieu of a cash distribution of their partnership interest. For the nine months ended September 30, 2007 and based on the valuation of net assets in liquidation at June 30, 2007, the General Partner and Samson Resources Company received the following approximate property values in lieu of a cash distribution on these properties:

                                Property
            Partnership       Distribution
            -----------      -------------
               P-1             $  717,000
               P-3              1,059,000
               P-4                  5,000
               P-5                203,000
               P-6                401,000


3.    DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable environment for oil and gas properties. These properties were classified as assets held for sale. On February 1, 2007 the P-1 and P-3 Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $441,000 and $556,000, respectively (net of fees). The sale resulted in a gain on disposal of discontinued operations of approximately $443,000 and $557,000 for the P-1 and P-3 Partnerships, respectively.

      The properties sold in the February 2007 auction and remaining properties classified as assets held for sale represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results for the period of January 1, 2007 through February 4, 2007 for these properties were classified as discontinued operations, and prior periods were restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the sales planned in August 2006, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests.

      On February 5, 2007, the Partnerships adopted the liquidation basis of accounting. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements for additional information regarding this matter.

      Net income from discontinued operations is as follows:

                                 P-1 Partnership
                                 ---------------

                                                                Three Months
                                                                  Ended
                                                                September 30,
                                                                   2006
                                                               -------------

      Net Profits                                                 $403,555
      Accretion and depletion
         of Net Profits Interests                                (     721)
      Impairment provision                                       (      38)
                                                                  --------
      Income from discontinued
         operations                                               $402,796
                                                                  ========

                                              Period from       Nine Months
                                             January 1, to        Ended
                                              February 4,      September 30,
                                                 2007              2006
                                             -------------     -------------

      Net Profits                                $65,491        $1,103,767
      Accretion and depletion
         of Net Profits Interests               (    304)      (    18,207)
      Impairment provision                             -       (        38)
                                                 -------        ----------
      Income from discontinued
         operations                              $65,187        $1,085,522
                                                 =======        ==========

                                 P-3 Partnership
                                 ---------------

                                                                Three Months
                                                                   Ended
                                                               September 30,
                                                                   2006
                                                               -------------

      Net Profits                                               $  519,435
      Accretion and depletion
         of Net Profits Interests                              (       931)
      Impairment provision                                     (        22)
                                                                ----------
      Income from discontinued
         operations                                             $  518,482
                                                                ==========




                                              Period from       Nine Months
                                             January 1, to         Ended
                                              February 4,      September 30,
                                                 2007              2006
                                             -------------     -------------

      Net Profits                                $85,478        $1,417,204
      Accretion and depletion
         of Net Profits Interests               (    355)      (    23,562)
      Impairment provision                             -       (        22)
                                                 -------        ----------
      Income from discontinued
         operations                              $85,123        $1,393,620
                                                 =======        ==========


                                 P-4 Partnership
                                 ---------------

                                                                Three Months
                                                                   Ended
                                                               September 30,
                                                                   2006
                                                               -------------

      Net Profits                                                 $ 17,090
      Accretion and depletion
         of Net Profits Interests                                (      98)
                                                                  --------
      Income from discontinued
         operations                                               $ 16,992
                                                                  ========

                                              Period from       Nine Months
                                             January 1, to         Ended
                                              February 4,      September 30,
                                                 2007              2006
                                             -------------     -------------

      Net Profits                                $2,085           $ 46,376
      Accretion and depletion
         of Net Profits Interests               (     9)         (   1,015)
                                                 ------           --------
      Income from discontinued
         operations                              $2,076           $ 45,361
                                                 ======           ========


                                 P-5 Partnership
                                 ---------------

                                                               Three Months
                                                                  Ended
                                                               September 30,
                                                                   2006
                                                               -------------

      Net Profits                                                 $  8,977
      Accretion and depletion
         of Net Profits Interests                                (     286)
      Impairment provision                                       (     288)
                                                                  --------
      Income from discontinued
         operations                                               $  8,403
                                                                  ========

                                              Period from       Nine Months
                                             January 1, to         Ended
                                              February 4,      September 30,
                                                 2007              2006
                                             -------------     -------------

      Net Profits                                 $1,539          $ 28,137
      Accretion and depletion
         of Net Profits Interests                      -         (   1,831)
      Impairment provision                             -         (     288)
                                                  ------          --------
      Income from discontinued
         operations                               $1,539          $ 26,018
                                                  ======          ========

                                 P-6 Partnership
                                 ---------------

                                                                Three Months
                                                                   Ended
                                                               September 30,
                                                                   2006
                                                               -------------

      Net Profits                                                ($  1,352)
      Accretion and depletion
         of Net Profits Interests                                (     422)
      Impairment provision                                       ( 152,407)
                                                                  --------
      Loss from discontinued
         operations                                              ($154,181)
                                                                  ========

                                              Period from       Nine Months
                                             January 1, to         Ended
                                              February 4,      September 30,
                                                 2007              2006
                                             -------------     -------------

      Net Profits                                 $6,041          $103,236
      Accretion and depletion
         of Net Profits Interests                (   109)        (  11,257)
      Impairment provision                             -         ( 152,407)
                                                  ------          --------
      Income (loss) from discontinued
         operations                               $5,932         ($ 60,428)
                                                  ======          ========

Assets (liabilities) of the discontinued operations as of December 31, 2006 were as follows:

                                                                    P-1
                                                                Partnership
                                                                ------------

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
                                                                 ==========

                                                                    P-3
                                                                Partnership
                                                                ------------

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
                                                                 ==========

                                                                    P-4
                                                                Partnership
                                                                ------------

      Accounts receivable - Net Profits                          $    9,348
      Net Profits Interests                                          46,525
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests and valuation allowance                      (    43,084)
                                                                 ----------
      Net assets held for sale                                   $   12,789
                                                                 ==========

                                                                    P-5
                                                                Partnership
                                                                ------------

      Accounts receivable - Net Profits                          $    6,955
      Net Profits Interests                                          44,972
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests and valuation allowance                      (    43,708)
                                                                 ----------
      Net assets held for sale                                   $    8,219
                                                                 ==========


                                                                    P-6
                                                                Partnership
                                                                ------------

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

      The General Partner commenced liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

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

      In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner ceased processing transfers among third parties which were not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.


5.    SUBSEQUENT EVENT
      ----------------

      On October 10, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds (net of fees)

                                                 Samson
                           Independent          Resources
      Partnership         Third Parties          Company            Total
      -----------         -------------         ----------       ----------
         P-1                  $ 54,000           $263,000          $317,000
         P-3                   340,000            539,000           879,000
         P-4                   118,000            837,000           955,000
         P-5                   281,000                  -           281,000




      The sale resulted in increases in net assets of Partnership in liquidation of the following approximate dollar amounts:

                          Increases in net assets of
      Partnership         Partnership in liquidation
      -----------         --------------------------
         P-1                       $ 28,000
         P-3                          1,000
         P-4                        102,000
         P-5                        168,000

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

      On February 1, 2007, the P-1 and P-3 Partnerships sold their interests in a number of producing properties to independent third parties at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                          Proceeds
            Partnership (net of fees)
            ----------- -------------

              P-1         $441,000
              P-3          556,000

      On May 9, 2007, the P-1 and P-3 Partnerships sold their interests in a number of producing properties to independent third parties at a large public oil and gas auction which resulted in proceeds and increases in net assets of Partnership in liquidation of the following approximate dollar amounts:

                                  Proceeds
                                (net of fees)

                                              Increases in
                                              Net Assets of
                                              Partnership in
            Partnership           Total        Liquidation
            -----------        -----------    ---------------
               P-1             $  442,000        $269,000
               P-3                557,000         340,000

      On July 11, 2007, the P-4 and P-6 Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds and increases in net assets of Partnership in liquidation of the following approximate dollar amounts:

                                  Proceeds
                                (net of fees)

                                        Samson
                        Independent    Resources
          Partnership  Third Parties    Company     Total
          -----------  -------------  ----------  ----------
             P-4        $1,308,000      $4,000    $1,312,000
             P-6         3,368,000          -      3,368,000

      The sale resulted in an increase in net assets of Partnership in liquidation of approximately $194,000 and $922,000, respectively, for the P-4 and P-6 Partnerships.

      On August 8, 2007, the P-1, P-3, P-5, and P-6 Partnerships sold their interests in a number of producing properties to independent third parties, Samson Resources Company and Samson Lone Star LLC, affiliates of the General Partner, at a large public oil and gas auction which resulted in proceeds and increases in net assets of Partnership in liquidation of the following approximate dollar amounts:

                                 Proceeds
                              (net of fees)

                                   Affiliates
                                    of the
                   Independent      General
     Partnership  Third Parties     Partner        Total
     -----------  -------------   ----------    ----------
         P-1       $2,452,000      $628,000     $3,080,000
         P-3        2,995,000       696,000      3,691,000
         P-5           55,000       427,000        482,000
         P-6           48,000       531,000        579,000


      The sale resulted in an increase in net assets of Partnership in liquidation of the following approximate dollar amounts:

                               Increase in Net Assets of
      Partnership              Partnership in Liquidation
      -----------             ---------------------------
           P-1                        $756,000
           P-3                         911,000
           P-5                         160,000
           P-6                          96,000

      On September 25, 2007 the P-4 and P-6 Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds and decreases in net assets of Partnership in liquidation of the following approximate dollar amounts:

                           Proceeds (net of fees)

                                           Samson
                           Independent    Resources
            Partnership   Third Parties    Company       Total
            -----------   -------------   ---------    ----------
               P-4         $177,000        $8,000       $185,000
               P-6          897,000             -        897,000


      The sale resulted in a decrease in net assets of Partnership in liquidation of approximately $45,000 and $278,000, respectively, for the P-4 and P-6 Partnerships.

      No such sales occurred during the nine months ended September 30, 2006 for the P-1, P-3, P-4, P-5 and P-6 Partnerships.

      Net  proceeds  from  operations  less  necessary   operating  capital  are
      distributed to the limited partners on a quarterly basis. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2007 and the net revenue generated from future operations and property sales will provide sufficient working capital to meet current and future obligations.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

      These unaudited financial statements reflect the combined accounts of each Geodyne Institutional/Pension Energy Income Limited Partnership and the related Geodyne NPI Partnership after the elimination of all inter-partnership transactions and balances. These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and nine months ended September 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Net Profits Interests were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the Net Profits Interests. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses, which may change if a Partnership's distributions from the commencement of the property investment period reach a yearly average equal to at least 12% of the limited partners subscriptions.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their fair value of net assets of Partnership in liquidation and their changes in net assets of Partnership in liquidation.

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

      The net present value of the Partnerships' reserves was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment has been made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision has also been made to account for expenses that will be incurred directly related to the sale of the oil and gas properties.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      As a result of the pending liquidation of the Partnerships, the primary source of liquidity and Partnership cash distributions currently comes from the sale of oil and gas properties. The net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties is also a significant source of net revenues. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

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

            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing);
            * Completion of enhanced recovery projects which increase production for the well; and
            *     Sales of properties.

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

      Income and expenses for the P-1 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,185
      Mcf produced                                               32,910
      Average price/Bbl                                        $  52.84
      Average price/Mcf                                        $   6.21


      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $232,069
      Interest income                                             3,220
                                                               --------
                                                               $235,289
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $    867
      General and administrative                                 54,807
                                                               --------
                                                               $ 55,674
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            1,971
      Mcf produced                                               44,912
      Average price/Bbl                                        $  60.59
      Average price/Mcf                                        $   6.33



      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $361,595
      Interest income                                             4,807
      Other income                                                1,169
                                                               --------
                                                               $367,571
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  1,313
      General and administrative                                 40,780
                                                               --------
                                                               $ 42,093
                                                               ========


      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            2,141
      Mcf produced                                               37,101
      Average price/Bbl                                        $  67.06
      Average price/Mcf                                        $   5.56

      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Net Profits                                              $303,296
      Interest income                                             5,419
                                                               --------
                                                               $308,715
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Accretion expenses                                       $  1,109
      General and administrative                                 40,191
                                                               --------
                                                               $ 41,300
                                                               ========


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

      Income and expenses for the P-3 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,776
      Mcf produced                                               49,886
      Average price/Bbl                                        $  52.93
      Average price/Mcf                                        $   6.40

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $339,241
      Interest income                                             5,475
                                                               --------
                                                               $344,716
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $  1,407
      General and administrative                                 67,321
                                                               --------
                                                               $ 68,728
                                                               ========

      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            2,837
      Mcf produced                                               69,088
      Average price/Bbl                                        $  60.64
      Average price/Mcf                                        $   6.46




      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $544,433
      Interest income                                             7,097
      Other income                                                1,473
                                                               --------
                                                               $553,003
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  2,095
      General and administrative                                 59,811
                                                               --------
                                                               $ 61,906
                                                               ========

      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            2,850
      Mcf produced                                               58,846
      Average price/Bbl                                        $  67.74
      Average price/Mcf                                        $   5.99


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Net Profits                                              $465,535
      Interest income                                             8,108
                                                               --------
                                                               $473,643
                                                               ========



      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Accretion expenses                                       $  1,925
      General and administrative                                 61,594
                                                               --------
                                                               $ 63,519
                                                               ========

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

      Income and expenses for the P-4 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,361
      Mcf produced                                               26,118
      Average price/Bbl                                        $  61.08
      Average price/Mcf                                        $   7.05

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $261,187
      Interest income                                             4,353
                                                               --------
                                                               $265,540
                                                               ========


      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $  1,126
      General and administrative                                 55,354
                                                               --------
                                                               $ 56,480
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            3,855
      Mcf produced                                               37,280
      Average price/Bbl                                        $  64.34
      Average price/Mcf                                        $   7.05

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $402,801
      Interest income                                             3,419
                                                               --------
                                                               $406,220
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  1,670
      General and administrative                                 44,294
                                                               --------
                                                               $ 45,964
                                                               ========


      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            3,794
      Mcf produced                                               30,678
      Average price/Bbl                                        $  77.09
      Average price/Mcf                                        $   6.30


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Net Profits                                              $391,959
      Interest income                                             3,853
                                                               --------
                                                               $395,812
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Accretion expenses                                       $  1,151
      General and administrative                                 46,733
                                                               --------
                                                               $ 47,884
                                                               ========

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

      Income and expenses for the P-5 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                              919
      Mcf produced                                               52,177
      Average price/Bbl                                        $  57.06
      Average price/Mcf                                        $   6.50

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $314,691
      Interest income                                             3,477
      Other income                                                  771
                                                               --------
                                                               $318,939
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $  1,183
      General and administrative                                 49,225
                                                               --------
                                                               $ 50,408
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            1,342
      Mcf produced                                               79,404
      Average price/Bbl                                        $  63.20
      Average price/Mcf                                        $   6.69

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $497,978
      Interest income                                             4,214
      Other income                                                  600
                                                               --------
                                                               $502,792
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  1,757
      General and administrative                                 41,873
                                                               --------
                                                               $ 43,630
                                                               ========


      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            1,313
      Mcf produced                                               58,413
      Average price/Bbl                                        $  68.66
      Average price/Mcf                                        $   6.57


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Net Profits                                              $320,393
      Interest income                                             4,768
      Other income                                               15,417
                                                               --------
                                                               $340,578
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Accretion expenses                                       $  1,450
      General and administrative                                 43,644
                                                               --------
                                                               $ 45,094
                                                               ========

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

      Income and expenses for the P-6 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            1,496
      Mcf produced                                               73,292
      Average price/Bbl                                        $  57.18
      Average price/Mcf                                        $   6.30


      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $355,777
      Interest income                                             4,003
      Other income                                                  265
                                                               --------
                                                               $360,045
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $  3,250
      General and administrative                                 54,201
                                                               --------
                                                               $ 57,451
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            2,564
      Mcf produced                                              109,659
      Average price/Bbl                                        $  57.75
      Average price/Mcf                                        $   6.58

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $466,840
      Interest income                                             5,325
      Other income                                                  206
                                                               --------
                                                               $472,371
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  4,848
      General and administrative                                 49,472
                                                               --------
                                                               $ 54,320
                                                               ========


      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            2,250
      Mcf produced                                               75,485
      Average price/Bbl                                        $  72.93
      Average price/Mcf                                        $   6.34


      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Net Profits                                              $444,379
      Interest income                                             6,310
      Other income                                               13,984
                                                               --------
                                                               $464,673
                                                               ========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Accretion expenses                                       $  3,417
      General and administrative                                 53,383
                                                               --------
                                                               $ 56,800
                                                               ========

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      A lawsuit styled Robert W. Scott, individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burden the interests of the P-4 and P-6 Partnerships. In February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act.

      On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions. On April 20, 2007 Samson executed a formal Settlement Agreement with plaintiffs which calls for an additional royalty payment of $1,000,000. The Court granted final approval of the Settlement Agreement on September 17, 2007. Plaintiffs' counsel, with Court approval, allocated the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees. Following is the P-4 and P-6 Partnerships' share of this total settlement amount:

                        Partnership          Amount
                        -----------         ---------
                           P-4              $  2,594
                           P-6               197,003

      These amounts were accrued for the period of February 5 through September 30, 2007 and were paid by the P-4 Partnership in October 2007. The P-6 Partnership paid $49,367 in October 2007 and will pay the remaining $147,636 during the fourth quarter of 2007.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2007            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2007            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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